Form 10-QT
period 1996-06-26
INSIGHT HEALTH SERVICES CORP
filed 1996-08-12
CIK 1012697

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                          ____________________________

                                    FORM 10-Q

(Mark One)
[ ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                                       OR

[X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 1996 to June 26, 1996
                               ---------------    -------------


                         Commission File Number 3-02935
                         ------------------------------



                          InSight Health Services Corp.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                              33-0702770
- -------------------------------         ----------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification
 incorporation or organization)         No.)


4400 MacArthur Boulevard,  Suite 800,  Newport Beach,  CA          92660
- --------------------------------------------------------------------------------
(Address of principal executive offices)                         (ZIP Code)


Registrant's telephone number, including area code  714/476-0733
                                                   --------------

                              N/A
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                    Yes   X         No
                         ---            ---
     The number of shares of the Registrant's common stock outstanding as of August 9, 1996 was 2,710,240.

          The number of pages in this Form 10-Q is 30.

INTRODUCTION

     On June 26, 1996, pursuant to an Agreement and Plan of Merger dated February 26, 1996 (the "Merger Agreement") among the Registrant, InSight Health Services Corp. ("InSight"), American Health Services Corp. ("AHSC"), Maxum Health Corp. ("Maxum") and two wholly owned subsidiaries of InSight, each of AHSC and Maxum became a wholly owned subsidiary of InSight (the "Merger") and terminated its status as a reporting company under Sections 13 and 15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

     This Transition Report on Form 10-Q is filed by InSight, as successor, pursuant to the requirements of Rule 13a-10(f) under the Exchange Act, because the fiscal year of InSight, which ends on June 30, is different from the fiscal years of its predecessors, AHSC and Maxum, which end on December 31. The Transition Report consists of separate reports with respect to each of AHSC and Maxum and covers the transition period from January 1, 1996, to immediately prior to the effective time of the Merger on June 26, 1996 which is the period between the close of the fiscal year covered by the last annual report of each of the predecessors and the date of succession.

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES

                                      INDEX

                                                                 PAGE

INTRODUCTION                                                       2

A.   AMERICAN HEALTH SERVICES CORP. AND SUBSIDIARIES

     PART I -- FINANCIAL INFORMATION

       ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets, June 26,
         1996, and December 31, 1995                             5-6

         Consolidated Statements of Operations,
         for the period from January 1, 1996 to
         June 26, 1996 and for the six months ended
         June 30,1995                                              7

         Consolidated Statements of Cash Flows,
         for the period from January 1, 1996 to
         June 26, 1996 and for the six months ended
         June 30, 1995                                             8

         Notes to Consolidated Financial Statements             9-13

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS                                  13-18

     PART II -- OTHER INFORMATION

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS                                  19

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                  19

B.   MAXUM HEALTH CORP. AND SUBSIDIARIES

     PART I.  FINANCIAL INFORMATION                              PAGE

       ITEM 1. FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets as of
         June 26, 1996 and December 31, 1995                      20

         Condensed Consolidated Statements of Operations,
         for the period from January 1, 1996 to
         June 26, 1996 and for the six months ended
         June 30, 1995                                            21

         Condensed Consolidated Statements of Cash Flows,
         for the period from January 1, 1996 to
         June 26, 1996 and for the six months ended
         June 30, 1995                                            22

         Notes to Condensed Consolidated
         Financial Statements                                  23-25

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS                           25-27

     PART II.  OTHER INFORMATION

       ITEM 1. LEGAL PROCEEDINGS                               28-29

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS                                  29

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                  29

A. AMERICAN HEALTH SERVICES CORP. AND SUBSIDIARIES

                         PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                 AMERICAN HEALTH SERVICES CORP. AND SUBSIDIARIES

        CONSOLIDATED BALANCE SHEETS - JUNE 26, 1996 AND DECEMBER 31, 1995

                                     ASSETS


                                                                            June 26,     December 31,
                                                                              1996            1995
                                                                          -----------    -----------
                                                                          (unaudited)

CURRENT ASSETS:
  Cash                                                                    $ 5,489,329    $ 6,175,842
  Accounts receivable, net of an allowance for doubtful
    accounts and contractual discounts of $3,759,074
    and $3,793,780 at June 26, 1996 and December 31, 1995,
    respectively, and an allowance for professional fees
    of $1,645,736 and $1,567,308 at June 26, 1996
    and December 31, 1995, respectively                                     6,923,806      6,892,436
  Prepaid expenses and other                                                  413,058        447,726
                                                                          -----------    -----------
               Total current assets                                        12,826,193     13,516,004

PROPERTY AND EQUIPMENT, at cost, net of accumulated
    depreciation and amortization of $15,053,961 and
    $13,513,147 at June 26, 1996 and December 31, 1995,
    respectively                                                           18,723,232     20,169,446


OTHER ASSETS                                                                3,314,511      2,754,904
                                                                          -----------    -----------

                                                                          $34,863,936    $36,440,354
                                                                          -----------    -----------
                                                                          -----------    -----------


The accompanying notes are an integral part of these consolidated balance sheets.

                 AMERICAN HEALTH SERVICES CORP. AND SUBSIDIARIES

        CONSOLIDATED BALANCE SHEETS - JUNE 26, 1996 AND DECEMBER 31, 1995

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                            June 26,     December 31,
                                                                             1996            1995
                                                                          -----------    -----------
                                                                          (Unaudited)
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                   $ 3,901,326    $ 2,917,800
  Accrued payroll and related costs                                           887,750        924,986
  Professional fees payable                                                   431,307        544,705
  Current portion of deferred rent expense                                    424,929        485,740
  Current portion of reserve for center terminations                          369,659        630,000
  Current portion of long-term debt                                         4,550,070     19,207,076
  Current portion of deferred gain on debt restructuring                    1,232,821          -
                                                                         ------------   ------------
               Total current liabilities                                   11,797,862     24,710,307
                                                                         ------------   ------------
DEFERRED RENT EXPENSE                                                         243,906        286,928
                                                                         ------------   ------------
RESERVE FOR CENTER TERMINATIONS                                               586,739        635,078
                                                                         ------------   ------------
LONG-TERM DEBT                                                             24,701,801     21,307,834
                                                                         ------------   ------------
DEFERRED GAIN ON DEBT RESTRUCTURING                                         6,609,945          -
                                                                         ------------   ------------
CONTINGENCIES AND COMMITMENTS

MINORITY INTEREST                                                           1,515,312      1,602,240
                                                                         ------------   ------------
STOCKHOLDERS' EQUITY (DEFICIT):
  10 percent convertible Series B preferred stock with a liquidation preference of $185 per share plus declared and unpaid dividends
      Authorized--5,000,000 shares
      Outstanding--37,837.83 at June 26, 1996 and
      December 31, 1995 stated at                                           6,075,107      6,075,107
  Convertible Series C preferred stock stated at                            3,375,000          -
  Common stock, $.03 par value
      Authorized--26,000,000 shares
      Outstanding--9,713,647 and 9,683,647 at June 26, 1996 and
      December 31, 1995, respectively                                         291,409        290,509
  Common stock warrants                                                             -      1,115,569
  Additional paid-in capital                                                9,350,265      9,343,665
  Accumulated deficit                                                     (29,683,410)   (28,926,883)
                                                                         ------------   ------------
                                                                          (10,591,629)   (12,102,033)
                                                                         ------------   ------------
                                                                          $34,863,936    $36,440,354
                                                                         ------------   ------------
                                                                         ------------   ------------

The accompanying notes are an integral part of these consolidated balance sheets.

                 AMERICAN HEALTH SERVICES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                For the Period from
                                                                January 1, 1996 to    Six Months Ended
                                                                  June 26, 1996         June 30, 1995
                                                                ----------------      ----------------
                                                                   (unaudited)           (unaudited)
REVENUES:
 Center revenues                                                   $17,789,289           $19,066,015

EXPENSES:
  Center expenses                                                   13,351,549            15,000,932
  Provision for doubtful accounts                                      450,985               371,792
  Provision for center profit
    distributions                                                      456,603               375,744
                                                                    ----------           -----------
  Income from center operations                                      3,530,152             3,317,547

CORPORATE OPERATING EXPENSES                                         2,293,098             1,849,187
                                                                    ----------           -----------
  Income from operations
   before interest                                                   1,237,054             1,468,360

INTEREST INCOME AND OTHER                                               82,660                77,410

INTEREST EXPENSE                                                    (2,076,241)           (1,920,150)
                                                                    ----------           -----------
 Net loss                                                          $  (756,527)         $   (374,380)
                                                                   -----------          ------------
                                                                   -----------          ------------

LOSS PER COMMON SHARE
  Loss per common share                                            $     (0.08)         $      (0.04)
                                                                   -----------          ------------
                                                                   -----------          ------------

  Weighted average number of common
   shares outstanding                                                9,711,010             9,683,647
                                                                     ---------             ---------
                                                                     ---------             ---------



The accompanying notes are an integral part of these consolidated statements.

                 AMERICAN HEALTH SERVICES CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the Period from
                                                                 January 1, 1996 to   Six Months Ended
                                                                  June 26, 1996         June 30, 1995
                                                                ----------------      ----------------
                                                                   (unaudited)           (unaudited )
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $ (756,527)           $ (374,380)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
   Depreciation and amortization                                     2,249,655             2,617,406
   Deferred rent expense                                              (103,833)             (218,989)
   Changes in operating assets and liabilities:
    Increase in accounts receivable, net                               (31,370)              (93,733)
    (Increase)decrease in prepaid expenses and other                    34,668              (160,300)
    Increase in other assets                                          (500,821)             (426,350)
    Increase in accounts payable and accrued expenses                  219,101               510,129
Increase (decrease) in professional fees payable                      (113,398)               11,725
Decrease in reserve for center terminations                           (308,680)             (101,495)
                                                                    ----------             ---------
     Net cash provided by operating activities                         688,795             1,764,013
                                                                    ----------            ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                 (557,708)              (79,259)
  Investment in radiation oncology center                                 -                 (408,221)
                                                                    ----------             ---------
     Net cash used in investing activities                            (557,708)             (487,480)
                                                                    ----------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under long-term obligations                    (1,218,595)           (2,283,448)
  Increase in principal under long-term obligations                    480,423             1,151,331
  Proceeds from issuance of common stock                                 7,500                  -
  Decrease in minority interest                                        (86,928)              (41,149)
                                                                    ----------            ----------
     Net cash used in financing activities                            (817,600)           (1,173,266)
                                                                    ----------            ----------
NET INCREASE (DECREASE) IN CASH                                       (686,513)              103,267
 CASH, beginning of period                                           6,175,842             3,663,795
                                                                    ----------            ----------
 CASH, end of period                                                $5,489,329            $3,767,062
                                                                    ----------            ----------
                                                                    ----------            ----------


The accompanying notes are an integral part of these consolidated statements.

                 AMERICAN HEALTH SERVICES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 26, 1996


1.   BASIS OF PREPARATION

     American Health Services Corp. ("AHSC") provides diagnostic imaging and treatment services including MRI, gamma knife technology and other diagnostic equipment to hospitals, physicians and managed care organizations, through the management and operation of hospital-based centers.

     On February 26, 1996, AHSC announced that its Board of Directors agreed to merge ("Merger") with Maxum Health Corp. ("Maxum") to form a new medical imaging management company called InSight Health Services Corp. ("InSight"). Maxum is a provider of diagnostic imaging and related management services through its imaging network in the Central and Eastern United States. Maxum delivers its services through a network of mobile MRI facilities, fixed MRI facilities and imaging centers.
     On June 25, 1996, the Merger was approved by the stockholders of AHSC and Maxum.

     A prerequisite to the consummation of the Merger was a restructuring with General Electric Company, acting through GE Medical Systems ("GE Medical"), the primary creditor of each of AHSC and Maxum, and its affiliate General Electric Capital Corporation, which resulted in the reduction of certain debt and operating lease obligations and cancellation of certain stock warrants of AHSC and Maxum in exchange for, among other things, the issuance to GE Medical, immediately prior to the consummation of the Merger, of AHSC Series C Preferred Stock and Maxum Series B Preferred Stock.

     At the effective time of the Merger, the preferred stock issued to GE Medical was converted into the right to receive such number of shares of InSight Series A Preferred Stock that is convertible into InSight common stock representing approximately 48% of InSight common stock outstanding at the effective time of the Merger (after giving effect to such conversion). Under an amended equipment maintenance service agreement, GE Medical will also be entitled to receive certain supplemental service fee payments based on future income of InSight.

     The consolidated unaudited financial statements presented herein represent the final operating results of AHSC for the transition period from January 1, 1996 to June 26, 1996 (the "Transition Period") and include the effects of the long-term debt restructuring. The consolidated statements of operations and cash flows actually reflect the results for the six months ended June 30, 1996. Management believes that the results for the period of June 27, 1996 to June 30, 1996 are immaterial to the financial statements taken as a whole.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 1995 included as part of AHSC's Annual Report on Form 10-K (File No. 0-14380) filed with the Securities and Exchange Commission on March 27, 1996.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly AHSC's financial position at June 26, 1996, the results of operations and changes in cash flows for the Transition Period have been included.

     The results of operations of the Transition Period are not necessarily indicative of the results to be expected for the full fiscal year.

2.   CANADIAN ACCOUNTING PRINCIPLES

     AHSC's common stock was listed with the Ontario Securities Commission (OSC) and AHSC was required to file its financial statements with OSC. Although the accompanying financial statements and notes thereto have been prepared in accordance with generally accepted accounting principles applicable in the United States, the primary difference between these accounting principles and those applicable in Canada is as follows:

     CURRENCY TRANSLATION

          The accompanying financial statements are stated in United States dollars. Translation of the financial statements into Canadian dollars would be performed using the historical rate in effect on the dates transactions occurred. No translation gains or losses would result from the translation. The rates of exchange in effect at the end of each of the reporting periods and the average exchange rate for those periods are as follows:

                                 EXCHANGE RATES
                                 --------------
                       (Canadian Dollars per U.S. Dollar)

                                                        Average for
                                                           Six
                                                      Months Ended
        Year                    June 30                  June 30
        ----                    -------               -------------

        1994                     1.340                    1.356
        1995                     1.399                    1.404
        1996                     1.366                    1.367


3.   LONG-TERM DEBT

     On June 26, 1996, AHSC entered into a Preferred Stock Acquisition Agreement with its primary lender, GE Medical. In exchange for a comprehensive debt and lease restructuring of the existing obligations of AHSC, GE Medical received non-voting Series C preferred stock of AHSC, convertible into approximately forty-eight percent (48%) of the common stock of AHSC on a fully-diluted basis. The terms and conditions of the debt and lease restructure included, among other things, (i) an extension of AHSC's balloon payments totaling approximately $11,686,000 in 1996, until June 2003; (ii) a reduction of AHSC's long-term debt;
     (iii) restructure of certain operating lease arrangements; and (iv) the surrender by GE Medical of warrants to purchase 1,589,072 shares of AHSC's common stock at $0.10 per share. As a result of the transaction, AHSC recorded a gain of approximately $7,843,000, which, under the provisions of troubled debt accounting, was deferred and will be amortized over the life of the restructured long-term debt.

     At June 26, 1996, a summary of the debt restructuring is as follows:

          Long-term debt forgiven                               $10,524,867
          Common stock warrants canceled                          1,115,569
          Deferred finance costs written off                       (422,670)
                                                                -----------
                                                                 11,217,766

          Series C preferred stock issued                        (3,375,000)
                                                                -----------
          Deferred gain on debt restructuring                   $ 7,842,766
                                                                -----------
                                                                -----------

4.   LOSS PER COMMON SHARE

     The number of shares used in computing loss per common share is equal to the totals of the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents relating to options, warrants and convertible preferred stock have not been included in the computation of loss per share in 1996 and 1995 due to their antidilutive effect. Preferred stock dividends have not been considered in the calculation of loss per common share since the shares are non-cumulative and no dividends have been declared.

5.   INCOME TAXES

     AHSC accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes ("FAS No. 109") pursuant to which AHSC recorded the benefit of its net operating loss carryforwards and also recorded a valuation reserve for the entire amount.

6.   SUMMARIZED CONDENSED COMBINED FINANCIAL DATA OF CONTROLLED ENTITIES

     The summarized condensed combined financial data of AHSC's three 50 percent or less owned and controlled entities for the Transition Period and for the six months ended June 30, 1995 are as follows:

                                                   1996                1995
                                                -----------         -----------
                                                (Unaudited)         (Unaudited)
     Condensed Combined Statement
      of Operations Data:
      Center revenues                           $3,350,834          $3,294,536
      Center expenses                            2,530,618           2,516,297
      Provision for doubtful
       accounts                                     70,520              70,859
      Provision for center
       profit distributions                        375,989             344,515
                                                ----------          ----------

      Income from center
       operations                               $  373,707          $  362,865
                                                ----------          ----------
                                                ----------          ----------

                                                 June 26,           December 31,
                                                   1996                1995
                                                -----------         ------------
                                                (Unaudited)

     Condensed Combined
      Balance Sheet Data:
      Current assets                            $2,327,382          $1,944,849
      Total assets                               3,955,042           3,701,452
      Current liabilities                        1,019,355             683,383
      Long-term debt                               416,004             480,016
      Minority interest equity                   1,390,706           1,432,721

     The provision for center profit distribution shown above represents the minority interest in the income of these combined entities.

7.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS No. 121) in March 1995. AHSC adopted SFAS No. 121 in 1996, which did not have a material effect on AHSC's financial statements.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) in October 1995. AHSC adopted the provisions of SFAS No. 123 during 1996.

8.   RECLASSIFICATIONS

     Certain reclassifications have been made to the 1995 consolidated financial statements to make them conform with the current year presentations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FOR THE PERIOD FROM JANUARY 1, 1996 TO JUNE 26, 1996, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995

     AHSC reported revenues from the operation of its centers for the Transition Period of approximately $17,789,000, compared to approximately $19,066,000 for the six months ended June 30, 1995, representing a decrease of approximately 7%. The decrease in reported revenues of approximately

$1,277,000 is due to the sale or closure of three centers and the expiration of operating agreements relating to three centers subsequent to December 31, 1994 (approximately $2,082,000), offset by increased revenues generated by a majority of the centers which existed as of June 30, 1995 (approximately $805,000). Management believes that any future increases in revenues from existing centers can only be achieved by higher utilization and not by increases in procedure prices since reimbursement is declining; however, excess capacity of diagnostic imaging equipment, increased competition, anticipated healthcare reform and the expansion of managed care may impact utilization and make it difficult for AHSC to achieve revenue increases in the future, absent the negotiation of provider agreements with managed care companies and other payors, acquisition of profitable diagnostic imaging centers and development of management services which are not capital intensive.

     Center expenses, including the provision for doubtful accounts, for the Transition Period aggregated approximately $13,803,000, compared to approximately $15,373,000 for the six months ended June 30, 1995. This decrease of approximately $1,570,000, or 10%, is due primarily to the elimination of expenses at the six terminated centers discussed above (approximately $1,989,000), offset by (i) increased expenses related to the development of an outside billing service (approximately $127,000) and (ii) an increase in costs at the majority of AHSC's remaining centers (approximately $292,000) primarily from increases in equipment costs related to upgrades and maintenance.

     AHSC has agreements with its partners at certain co-venture centers which provide for contingent payments based on annual pre-tax profits, as defined, of the individual center. The contingent payments, which are charged to operations as they become accruable, are included in the provision for center profit distributions. Provision for center profit distributions was approximately $457,000 for the Transition Period compared to approximately $376,000 for the six months ended June 30, 1995. This represents an increase of approximately $81,000, or 22%. This increase is due primarily to the elimination of an operating loss at one of the terminated centers discussed above.

     AHSC reported income from center operations of approximately $3,530,000 for the Transition Period, compared to approximately $3,318,000 for the six months ended June 30, 1995, representing an increase of approximately $212,000, or 6%. This increase in income from center operations is due primarily to increased income at AHSC's centers which existed at June 30, 1995 (approximately $386,000), offset by the loss of income from center operations in 1996 at the six terminated centers discussed above (approximately $93,000) and the increase in provision for center profit distributions.

     AHSC recorded corporate operating expenses during the Transition Period of approximately $2,293,000, compared to corporate operating expenses of approximately $1,849,000 for the six month period ended June 30, 1995, an increase of approximately 24%. This increase of approximately $444,000 is due primarily to increases in legal, consulting, personnel and travel costs related to the merger and debt restructuring negotiations discussed below and business development.

     Interest expense was approximately $2,076,000 during the Transition Period, compared to approximately $1,920,000 for the six months ended June 30, 1995, an increase of approximately $156,000, or 8%. This increase was primarily due to increased interest as a result of the April 12, 1994 restructuring agreement discussed below, offset by reduced interest related to amortization of long-term obligations.

     AHSC reported a net loss of approximately $757,000 for the Transition Period compared to a net loss of approximately $374,000 for the six months ended June 30, 1995. This increase in net loss of approximately $383,000 is the result of an increase in net interest expense and an increase in corporate operating expenses, offset by increased income from center operations.

     Net loss per share for the Transition Period was ($0.08), compared to a net loss per share of ($0.04) for the six months ended June 30, 1995. As discussed below under "Liquidity and Capital Resources," dividends on the Series B Preferred stock are non-cumulative. Since the Board of Directors did not declare a dividend in 1996 or 1995, respectively, no dividend has been subtracted from net loss to determine loss per share in 1996 or 1995, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased to approximately $1,028,000 at June 26, 1996 from a deficit of approximately $11,194,000 at December 31, 1995. This increase of approximately $12,222,000 is primarily due to the restructuring of AHSC's long-term debt discussed below and to net income before depreciation and amortization, offset by principal payments on long-term obligations. During the past three years, AHSC has financed its operations primarily through internally generated funds and the credit arrangements discussed below.

     Cash decreased to approximately $5,489,000 at June 26, 1996 from approximately $6,176,000 at December 31, 1995, a decrease of approximately $687,000, or 11%. This decrease resulted from (i) an increase in other assets (approximately $501,000), (ii) principal payments on long-term debt obligations (approximately $1,219,000), (iii) the decrease in reserve for center terminations (approximately $309,000), and (iv) payments made to minority interest partners (approximately $87,000). The decrease was offset by net income before depreciation and amortization and deferred rent expense (approximately $1,389,000). AHSC currently has no lines of credit available to borrow against for working capital purposes.

     On June 26, 1996, AHSC completed a merger with Maxum and formed InSight, a new medical imaging company, of which AHSC and Maxum became wholly owned subsidiaries (see an expanded discussion in the preceding Note 1). Immediately prior to the consummation of the Merger, AHSC issued to GE Medical Series C Preferred Stock convertible into approximately 48% of AHSC's common stock on a fully diluted basis in exchange for a comprehensive debt and lease restructuring of the existing obligations of AHSC. The terms and conditions of the debt and lease restructuring include, among other things,
(i) an extension of AHSC's balloon payments totaling approximately $11,686,000 in 1996 until June 2003, (ii) a reduction of AHSC's long-term debt, (iii) a restructure of certain operating lease arrangements, and (iv) the surrender by GE Medical of warrants to purchase 1,589,072 shares of AHSC's common stock at $0.10 per share. A similar restructuring was consummated by Maxum and GE Medical.

     In addition, as a result of the restructure of AHSC's and Maxum's master equipment service contracts, GE Medical will be entitled to receive an amount equal to approximately 14 percent of income before provision for taxes, as defined in the agreement, from the consolidated income statement of AHSC, Maxum and InSight.

     Pursuant to the terms of an April 12, 1994 agreement between AHSC and GE Medical, the maturity of a balloon principal payment of approximately $9,600,000 which was due in May 1994, was extended until January 1, 1996 and the principal payment was reduced from $9,600,000 to $8,000,000. In addition, the interest rate on the note related thereto was reduced from 12.75% per annum to 9.25% per annum. As a result, AHSC was required to make certain balloon principal payments pursuant to its loan agreements with its primary lender as follows: $10,500,000 in June 1996 and $1,500,000 in August 1996. GE Medical also agreed to restructure the monthly payments under a $15,200,000 equipment loan which resulted in monthly cash savings of $75,000 in 1995. Finally, GE Medical agreed to provide three deferred payments to be used in 1995, under certain circumstances. During 1995, AHSC utilized all of its deferrals which totaled approximately $2,133,000. As a result of the debt restructuring and merger agreements discussed above, AHSC's balloon payments were extended until June 2003.

     The healthcare industry is highly regulated and changes in laws and regulations can be significant. Management believes that the expanding managed care environment accompanied by cost containment pressures may have a materially adverse impact on AHSC's business, since they may directly affect the utilization of AHSC's centers and reimbursement for those procedures performed at AHSC's centers; however, management believes that as long as AHSC is able to negotiate provider agreements with the managed care companies and other payors to provide productive and cost efficient services with measurable outcomes, AHSC's business should not be negatively impacted.

     In addition to the restructuring and merger arrangements discussed above, AHSC is also taking certain other actions to achieve profitability. First, if utilization at certain underperforming centers continues to deteriorate, those centers will be considered for closure and/or disposition. During 1995 AHSC sold or closed several underperforming centers. Second, AHSC has sold or negotiated the termination of leases of all its idle diagnostic imaging equipment and has renegotiated its equipment maintenance contracts and contracts with vendors of medical supplies and film. Third, AHSC is continuing to develop a long-term plan which includes (i) changes in AHSC's debt and capital structure, and (ii) raising additional working capital. In this regard, AHSC has engaged outside professional assistance and continues to explore raising new capital for future operations.

     While management believes the financial accommodations and other benefits resulting from the restructuring and the Merger are significant and will favorably impact InSight's ability to continue as a going concern in the near term, management believes InSight's long-term viability is contingent upon its ability (through AHSC and Maxum, its principal operating subsidiaries) to consider, pursue and to successfully participate in the ongoing industry consolidation.

     Effective March 1, 1996, Radiosurgery Centers, Inc., AHSC's wholly owned subsidiary, refinanced a Gamma Knife equipment loan (approximately $2,075,000) with GE Medical on terms substantially equivalent to the original equipment loan. This loan is secured by all of the assets of the Gamma Knife center, as well as by a letter of credit of $400,000 which is guaranteed by the estate of Cal Kovens.

     In connection with AHSC's expansion plans, AHSC has reviewed several diagnostic imaging centers as acquisition candidates. In 1995, AHSC purchased an interest in a radiation oncology treatment facility in

Valparaiso, Indiana. The cash needed to purchase this center was made available from long-term notes with GE Medical. AHSC continues to review diagnostic imaging centers as acquisition candidates but has not entered into any letters of intent or definitive agreements. Approval of AHSC's primary lender is required for any equipment purchase financing in connection with any acquisitions by AHSC.

     Subject to the limitations described above, AHSC expects to finance the development and other start-up costs and the costs of equipment and site improvements at any new centers through (i) financing arrangements with the manufacturers of the equipment utilized at such centers, and (ii) other financing sources utilized by AHSC. The ability of AHSC to establish such centers and to expand operations is dependent upon the availability of financing on terms reasonably acceptable to AHSC.

     Dividends on the Series B Preferred Stock are non-cumulative so long as the Series B Preferred Stockholders control a majority of the Board of Directors of AHSC. In addition, any dividends declared on the Series B Preferred Stock may be paid in cash or shares of common stock at the discretion of the Board of Directors. No dividend was declared by the Board of Directors in 1996.

     AHSC accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes ("SFAS No. 109"), pursuant to which AHSC recorded the benefit of its net operating loss carryforwards and also recorded a valuation reserve for the entire amount.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS No. 121") in March 1995. AHSC adopted SFAS No. 121 in 1996, which did not have a material effect on AHSC financial statements.

     Inflation has not had a significant impact on AHSC's operations and, in management's opinion, based upon current trends will not have an adverse impact on operations in the near future.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         (a) AHSC held a special meeting of its stockholders on June 25, 1996 to seek stockholder approval of (i) the Merger Agreement and the transactions contemplated thereby (the "Merger Proposal"), (ii) the InSight 1996 Employee Stock Option Plan and the InSight 1996 Directors' Stock Option Plan (the "InSight Option Plans Proposal") and (iii) certain amendments to the existing AHSC stock option and incentive plans (the "AHSC Plan Amendment Proposal"). Each of the proposals was approved.

         (b) Inapplicable.

         (c) (1) With respect to the Merger Proposal, 5,301,351 votes were cast for, 128,343 votes were cast against and 24,352 votes abstained.

             (2) With respect to the InSight Option Plans Proposal, 5,344,000 votes were cast for, 261,538 votes were cast against and 38,592 votes abstained.

             (3) With respect to the AHSC Plan Amendment Proposal, 5,393,325 votes were cast for, 205,513 votes were cast against and 45,292 votes abstained.

             (4) One hundred percent of AHSC's Series B preferred stock voted in favor all three proposals.

         (d) Inapplicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) EXHIBITS

    27.   Financial Data Schedule


(b) REPORTS ON FORM 8-K

    During the Transition Period, AHSC did not file any current report on Form 8-K with the Securities and Exchange Commission.

B. MAXUM HEALTH CORP. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MAXUM HEALTH CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)
- --------------------------------------------------------------------------------

                                                        June 26,    December 31,
                                                          1996         1995
                                                      -----------   ------------
                                                      (Unaudited)

ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                            $  1,375       $   1,870
 Trade accounts receivable, less allowances
  of $4,049 and $3,283, respectively                     6,626           6,916
 Lease and other receivables                               973             490
 Other current assets                                    2,763           1,704
                                                     ---------       ---------
     Total current assets                               11,737          10,980
 PROPERTY AND EQUIPMENT, less accumulated
  depreciation of $12,225 and $10,278,
   respectively                                         11,129          12,386
INVESTMENTS IN PARTNERSHIPS                                359             442
OTHER ASSETS                                               749           1,071
INTANGIBLE ASSETS                                        3,893           4,047
                                                     ---------       ---------
TOTAL                                                $  27,867       $  28,926
                                                     ---------       ---------
                                                     ---------       ---------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
 Accounts payable and other accrued expenses         $   7,744       $   5,519
 Current portion of long-term liabilities                4,673           6,143
 Accrued equipment related costs                         2,127           1,546
 Deferred gain on debt restructure                       1,053              --
                                                     ---------       ---------
     Total current liabilities                          15,597          13,208
LONG-TERM LIABILITIES                                   12,407          19,723
STOCKHOLDERS' EQUITY (DEFICIENCY):
 Common stock: 10,000,000 shares of $.01 par
  value authorized; 3,005,055 shares issued                 30              30
 Common stock warrant for 700,000 shares                    --               7
 Convertible Series B preferred stock stated at          3,375              --
 Additional paid-in capital                             19,693          19,693
 Accumulated deficit                                   (22,970)        (23,470)
 Treasury stock at cost, 731,500 shares                   (265)           (265)
                                                     ---------       ---------
     Total stockholders' equity (deficiency)              (137)         (4,005)
                                                     ---------       ---------
TOTAL                                                $  27,867       $  28,926
                                                     ---------       ---------
                                                     ---------       ---------

See notes to condensed consolidated financial statements.

MAXUM HEALTH CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (Amounts in thousands, except shares and per share data)
- --------------------------------------------------------------------------------

                                          For the Period from
                                           January 1, 1996 to  Six Months Ended
                                              June 26, 1996      June 30, 1995
                                              -------------      -------------
REVENUES:
   Contract services                             $  20,035           $  19,005
   Patient services                                  5,853               4,847
   Other                                               558                 582
                                                 ---------           ---------
                Total revenues                      26,446              24,434

COSTS OF OPERATIONS:
   Cost of services                                 15,895              13,565
   Provision for bad debts                             617               1,044
   Equipment leases                                  6,947               6,993
   Depreciation                                      2,091               1,384
                                                 ---------           ---------

                Total costs of operations           25,550              22,986
                                                 ---------           ---------

GROSS PROFIT                                           896               1,448

CORPORATE OVERHEAD                                   2,569               1,915
                                                 ---------           ---------

LOSS FROM COMPANY OPERATIONS                        (1,673)               (467)

EQUITY IN  EARNINGS OF UNCONSOLIDATED
     PARTNERSHIPS                                      138                 136
                                                 ---------           ---------

OPERATING LOSS                                      (1,535)               (331)

INTEREST EXPENSE, Net                                1,144                 648
                                                 ---------           ---------

LOSS BEFORE EXTRAORDINARY GAIN                      (2,679)               (979)

EXTRAORDINARY GAIN ON DEBT
     EXTINGUISHMENT                                  3,179                 -
                                                 ---------           ---------

NET INCOME (LOSS)                               $      500          $     (979)
                                                 ---------           ---------
                                                 ---------           ---------

LOSS PER COMMON SHARE
     BEFORE EXTRAORDINARY GAIN                  $    (1.18)         $    (0.44)
                                                 ---------           ---------
                                                 ---------           ---------

WEIGHTED AVERAGE COMMON SHARES
       OUTSTANDING                                   2,273,555       2,229,380
                                                     ---------       ---------
                                                     ---------       ---------

NET INCOME (LOSS) PER COMMON SHARE:
  Primary earnings per share                        $     0.17      $    (0.44)
                                                     ---------       ---------
                                                     ---------       ---------

  Fully diluted earnings per share                  $     0.16      $    (0.44)
                                                     ---------       ---------
                                                     ---------       ---------


See notes to condensed consolidated financial statements.

MAXUM HEALTH CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)
- --------------------------------------------------------------------------------


                                                          From the Period from         Six Months
                                                           January 1, 1996 to             Ended
                                                             June 26, 1996            June 30, 1995
                                                             -------------            -------------
OPERATING ACTIVITIES:
 Net income (loss)                                            $    500                $    (979)
 Noncash items in net income (loss):
  Total depreciation and amortization                            2,543                    1,579
  Loss (gain) on sale of assets                                   (133)                      38
  Operating expenses financed by issuance of debt                1,015                    1,118
  Extraordinary gain                                            (3,179)                      --
  Cash provided (used) by changes in operating
   working capital:
  Receivables                                                     (174)                     184
  Other current assets                                            (851)                     117
  Accounts payable and other accrued expenses                      975                   (1,610)
                                                             ---------                ---------
Net cash provided by operating activities                          696                      447

INVESTING ACTIVITIES:
  Additions to property and equipment                             (960)                    (174)
  Proceeds from the sale of assets                                 369                      515
  Acquisition of customer contracts and intangibles                 --                   (2,098)
  Acquisition of imaging centers                                    --                     (187)
  Other                                                            195                       33
                                                             ---------                ---------
       Net cash used by investing activities                      (396)                  (1,911)
FINANCING ACTIVITIES:
  Payments on debt and capital lease obligations                (2,302)                  (3,300)
  Proceeds from issuance of debt                                 1,507                        -
                                                             ---------                ---------
       Net cash used by financing activities                      (795)                  (3,300)
                                                             ---------                ---------

DECREASE IN CASH AND CASH EQUIVALENTS                             (495)                  (4,764)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                            1,870                    6,950
                                                             ---------                ---------
  End of period                                              $   1,375                $   2,186
                                                             ---------                ---------
                                                             ---------                ---------

SUPPLEMENTAL INFORMATION:
  Cash paid during the period for interest                   $   1,011                $     294
  Additions to property and equipment
   under capital leases                                      $     264                $   6,160
  Insurance premiums financed                                $     208                $     246

See notes to condensed consolidated financial statements.

MAXUM HEALTH CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
- --------------------------------------------------------------------------------

1.   Merger

     Maxum Health Corp. (Maxum) is a provider of diagnostic imaging and related management services through its imaging network in the Central and Eastern United Sates. Maxum delivers its services through a network of Mobile MRI Facilities, Fixed MRI Facilities and Imaging Centers.

     On February 26, 1996, Maxum announced that its Board of Directors agreed to merge (the Merger) with American Health Services Corp. (AHSC) to form a new medical imaging management company called InSight Health Services Corp. (InSight). AHSC provides diagnostic imaging and treatment services including MRI, gamma knife technology and other diagnostic equipment to hospitals, physicians and managed care organizations, through the management and operation of hospital-based centers. On June 25, 1996, the Merger was approved by the stockholders of Maxum and AHSC.

     A prerequisite to the consummation of the Merger was a restructuring with General Electric Company, acting through GE Medical Systems (GE Medical), the primary creditor of each of Maxum and AHSC, and its affiliate General Electric Capital Corporation, which resulted in the reduction of certain debt and operating lease obligations and cancellation of certain stock warrants of Maxum and AHSC in exchange for, among other things, the issuance to GE Medical, immediately prior to the consummation of the Merger, of Maxum Series B Preferred Stock and AHSC Series C Preferred Stock. In connection with this restructuring, Maxum recorded the extinguishment of $9.0 million of long-term debt obligations. The extraordinary gain represents the difference in the carrying value ($9.0 million) of the debt obligations settled over the fair value ($3.4 million) of the Maxum Series B Preferred Stock issued to GE Medical. (The 15,000 shares of Maxum Series B Preferred Stock are convertible into 2,098,666 shares of Maxum common stock). In accordance with the provisions of troubled debt accounting, a portion of the extraordinary gain equal to the sum of the current and long-term portions of future interest payable on all remaining GE Medical debt and capital lease obligations of $1.0 million and $1.5 million, respectively, is being deferred and will be reduced by future interest payments over the terms of the respective debt instruments.

     At the effective time of the Merger, the preferred stock issued to GE Medical was converted into the right to receive such number of shares of InSight Series A Preferred Stock that is convertible into InSight common stock representing approximately 48% of InSight common stock outstanding at the effective time of the Merger (after giving effect to such conversion). Under an amended equipment maintenance service agreement, GE Medical will also be entitled to receive certain supplemental service fee payments based on future income of InSight.

2.   Interim Financial Statements

     As discussed above, on June 26, 1996, Maxum entered into an agreement to substantially restructure all of its long-term debt which was followed by an agreement to merge with AHSC to form InSight. The consolidated financial statements presented herein represent the final operating results of Maxum for the transition period from January 1, 1996 to June 26, 1996 (Transition

     Period), and include the effects of the long-term debt restructuring. Management believes that the results for the period of June 27, 1996 to June 30, 1996 are immaterial to the financial statements taken as a whole.

     The condensed consolidated financial statements of Maxum included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and Rule 10-01 of Regulation S-
     X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements for the unaudited interim periods include all adjustments necessary for fair presentation of results for the period and all such adjustments are of a normal recurring nature. The results of operations for the Transition Period are not necessarily indicative of the results to be achieved for the full year.

     These financial statements should be read in conjunction with the audited annual financial statements and the notes thereto included in Maxum's Form 10-K for the year ended December 31, 1995.

     Certain reclassifications have been made to conform prior year amounts to the current year presentation.

3.   Maxum's Unconsolidated Partnerships

     Following is summarized unaudited income statement data pertaining to Maxum's unconsolidated partnerships (amounts in thousands):


                                   1996                1995
                                   ----                ----

               Revenues          $ 2,346             $ 2,177
               Expenses            2,002               1,858
                                 -------             -------
               Net Income        $   344             $   319
                                 -------             -------
                                 -------             -------

4.   Per Share Data

     The loss per common share before extraordinary item is computed by dividing the loss before extraordinary item by the weighted average number of common shares outstanding during the respective period.
     Common shares issuable upon exercise of common stock options and warrants are not included as common stock equivalents for the Transition Period and the six months ended June 30, 1995, since they are antidilutive (decrease the loss before extraordinary item per share).

     The net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the respective period. Common shares issuable upon exercise of common stock options and warrants are not included as common stock equivalents for the six months ended June 30, 1995 since they are antidilutive (decrease the net loss per share). Common shares issuable upon the exercise of common stock options and warrants of 735,177 are included as common stock equivalents for purposes of calculating primary earnings per share for the Transition Period. Common shares issuable upon the exercise of common stock options, warrants and the conversion of convertible preferred stock of 917,516 are included as common stock equivalents for purposes of calculating fully diluted earnings per share for the Transition Period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In 1994, Maxum completed a restructure of its operations and financial obligations, which was primarily focused on lowering equipment financing and other overhead costs, and identifying opportunities for achieving operational efficiencies (Maxum Prior Restructure). The favorable results of the Maxum Prior Restructure have been diminished by continued deterioration in the industry.

     In June 1996 Maxum completed a merger with AHSC and formed InSight, a new medical imaging management company (see an expanded discussion in the preceding Note 1. MERGER). In connection with the Merger, certain financial accommodations with Maxum's primary creditor became effective on June 26, 1996. While these transactions were significant and will favorably impact InSight's ability to continue as a going concern in the near-term, management believes that InSight's long-term viability is contingent upon its ability (through Maxum and AHSC, its principal operating subsidiaries) to consider, pursue and to successfully participate in the ongoing industry consolidation.

Financial Condition, Liquidity and Capital Resources

     Prior to the Merger, Maxum continued to operate while experiencing negative cash flow by completing transactions involving the financing for certain operating expenses by GE Medical, its primary creditor, and the disposal of certain assets and partnership interests. During the Transition Period, Maxum obtained financing of $1.0 million for certain operating expenses, and $1.2 million for transaction costs related to the Merger. At June 26, 1996 other current assets includes $1.3 million of transaction costs related to the Merger, $0.8 million of which were incurred in 1996. Maxum had a working capital deficit of $3.9 million and $2.2 million, at June 26, 1996 and December 31, 1995, respectively. The net increase in the working capital deficit of $1.7 million is primarily due to the reclassification of the accrued securities litigation settlement into current liabilities and the increase in accrued expenses due to one-time charges (see discussion that follows under "Results of Operations - Costs of Operations and Corporate Overhead"), offset by the favorable impact of the aforementioned financial accommodations.


     Maxum's cash and cash equivalents decreased $0.5 million during the Transition Period. Net cash provided by operating activities for the Transition Period was $0.7 million, compared with $0.4 million for the six months ended June 30, 1995. This increase is primarily attributable to an increase in accounts payable and other accrued expenses during the 1996 period. Net cash used by investing activities for the Transition Period was $0.4 million, compared with $1.9 million for the six months ended June 30, 1995. This decrease is primarily attributable to the absence of acquisitions in the 1996 period, as compared to the prior year. Net cash used by financing activities during the Transition Period was $0.8 million, compared with $3.3 million for the six months ended June 30, 1995. This decrease is primarily attributable to a $1.3 million balloon payment in the prior year and the aforementioned proceeds of $1.2 million in 1996 for the financing of transaction costs related to the Merger.

     In the quarterly filing for the period ended March 31, 1996, Maxum indicated that its ability to operate as a going concern beyond June 30, 1996, was dependent upon the closing of the financial accommodations with GE and the consummation of the Merger. While these events have occurred, Maxum, as a principal operating subsidiary of InSight, continues to be dependent on the financing of certain operating expenses until such time that the impact of the aforementioned financial accommodations and the consummation of future acquisitions offset the adverse market effects of competitive pressures and decreasing reimbursement rates.

RESULTS OF OPERATIONS

     The following table sets forth selected financial data as a percentage of total revenues for the Transition Period and for the six months ended June 30, 1995 (amounts in whole percentages):
                                         1996           1995
                                         ----           ----

     Revenues                             100            100
     Gross profit                           3              6
     Loss from Company Operations          (6)            (2)
     Net income (loss)                      2             (4)

     REVENUES: Revenues increased $2.0 million during the Transition Period, compared with the six months ended June 30, 1995. Generally, the increase in revenues was due to the acquisition of certain customer contracts in April 1995, the acquisition of certain Imaging Centers in October 1995 and increases in volumes on certain contracts serviced by Mobile and Fixed MRI Facilities. These increases were offset by continued decreases in reimbursement rates from third party payors.

     COSTS OF OPERATIONS: Costs of operations increased $2.6 million (or 3 percentage points of revenues) during the Transition Period, compared with the six months ended June 30, 1995. The following table sets forth the components of costs of operations as a percentage of total revenues for the Transition Period and the six months ended June 30, 1995 (amounts in whole percentages):

                                         1996           1995
                                         ----           ----
Cost of services:
 One-time charges                           2              0
    Sales tax refunds                      (1)            (2)
    Other, net                             59             58
                                         ----           ----
    Total                                  60             56
Provision for bad debts                     3              3
Equipment leases                           26             29
Depreciation                                8              6
                                         ----           ----
Total costs of operations                  97             94
                                         ----           ----
                                         ----           ----

     Cost of services increased $2.3 million (or 4 percentage points of revenues) during the Transition Period, compared with the six months ended
June 30, 1995. Generally, the increase is due to: (i) certain one-time charges of approximately $0.7 million relating to operating strategies associated with the Merger which include provisions for the closure of two small centers, the write-down of a certain Mobile MRI Facility and the estimated costs and termination fees for the early return of certain Mobile MRI Facilities; (ii) a $0.1 million difference in sales tax refunds recorded in 1996 as compared to 1995; and (iii) higher costs associated with the increase in patient services revenues which include personnel costs, facility costs, service supplies and professional fees.

     The provision for bad debts decreased $0.4 million during the Transition Period, compared with the six months ended June 30, 1995. This decrease is primarily attributable to a $0.3 million charge recorded in June 1995. A similar charge was not recorded in 1996.

     Depreciation increased $0.7 million during the Transition Period, compared with the six months ended June 30, 1995. This increase is due primarily to capital leases entered into, an acquisition completed, and leasehold improvements incurred at several of Maxum's Fixed MRI Facilities during the latter part of 1995.

     GROSS PROFIT: Gross profit decreased 3 percentage points, as a percentage of total revenues, during the Transition Period, compared with the six months ended June 30, 1995. This decrease is primarily attributable to the increase in cost of services discussed above.

     CORPORATE OVERHEAD: Corporate overhead increased $0.7 million during the Transition Period, compared with the six months ended June 30, 1995.
This increase is due primarily to (i) a provision in June 1996 of $0.6 million for termination benefits and facility costs for the reduction in the administrative infrastructure due to the Merger, and (ii) an increase in the amortization of intangibles related to the acquisitions completed during 1995. These increases were offset by a decrease in legal and consulting fees.


     EXTRAORDINARY GAIN ON DEBT EXTINGUISHMENT: In connection with the Merger (see an expanded discussion in the preceding Note 1. Merger) Maxum recorded an extinguishment of $9.0 million of long-term obligations owed its primary creditor. The extraordinary gain represents the excess of the carrying value of the debt obligations settled over the sum of the fair value of the preferred stock issued in exchange for such debt extinguishment and the sum of future interest payable on all remaining obligations owed the primary creditor.

     INTEREST EXPENSE, NET: Interest expense, net increased $0.5 million during the Transition Period, compared with the six months ended June 30, 1995. This increase is due primarily to debt financed by Maxum's primary creditor in 1995 in connection with acquisitions and the financing of certain operating expenses.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In May and June 1993, Maxum was named a defendant in two lawsuits filed on behalf of a purported class of present and former stockholders in the U.S. District Court for the Southern District of New York (the Court). Also named as defendants were the underwriting firms that led Maxum's initial public offering in September, 1991, a former stockholder and senior creditor of Maxum, and certain or former members of Maxum's Board of Directors and/or executives.
These two actions have been consolidated into one action.

     On February 22, 1994, the plaintiffs filed a second consolidated amended complaint, which superseded the previously filed complaints. The plaintiffs, who seek to represent a purported class of plaintiffs which acquired Maxum's common stock, have alleged that misstatements and omissions were made by Maxum and the other defendants in connection with Maxum's initial public offering and in subsequent public disclosures from September 19, 1991 until March 1, 1993 when Maxum announced that it would write down assets and establish reserves related to the restructuring of its mobile MRI business. The plaintiff's seek monetary damages under various provisions of the federal securities laws and state law in an unspecified amount, as well as other relief.

     In March 1994, Maxum and all other defendants moved to dismiss the second amended complaint for, among other things, failure to state a claim. On November 18, 1994, the Court granted the motions to dismiss and gave plaintiffs permission to file a third amended complaint.

     On January 6, 1995, the plaintiffs served their third consolidated amended complaint. At approximately the same time, plaintiffs agreed to dismiss without prejudice their claims against the two underwriter defendants. On June 2, 1995, Maxum and the other defendants moved to dismiss the third amended complaint for failure to state a claim and failure to plead fraud with particularity. At the conclusion of a hearing on October 20, 1995, the Court reserved decision on the motions to dismiss the complaint. Although the parties have substantially completed their production of documents as a part of pretrial discovery in the action, no depositions have been taken.

     On February 23, 1996, while the motions to dismiss were still under consideration by the Court, the defendants, plaintiffs and other interested parties (acting through their respective counsel) entered into a Stipulation of Settlement pursuant to which, subject to certain conditions, the foregoing action will be settled and all claims dismissed on the merits. In anticipation of this settlement, Maxum recorded a charge of $1.5 million in the fourth quarter of 1995. As a part of the pending Merger discussed in Note 2, Maxum has arranged to borrow approximately $1.9 million to finance the litigation settlement. This borrowing will be payable over a five year period beginning in late 1996.

     On April 8, 1996, the Court entered an order that, among other things, approved the proposed settlement on a preliminary basis, set May 27, 1996 as the deadline for interested persons to object to the settlement and to opt-out of the settlement, and scheduled a hearing on June 21, 1996 to determine, among other things, whether to grant final approval to the settlement.

     At a hearing on June 21, 1996, the Court, among other things, granted final approval to the settlement. On June 25, 1996, the Court entered a Final Judgment of Dismissal that, among other things, dismissed the complaint and other settled class claims against Maxum and the other defendants with prejudice and on the merits, and permanently barred and enjoined all class members from asserting any settled class claims against Maxum and the other released parties.

     The Final Judgment of Dismissal became final on July 26, 1996. Pursuant to the parties' Stipulation of Settlement, and as a result of all conditions to effectiveness having been met, including Maxum's having financing available to it for its contribution, the Settlement became effective of July 27, 1996. On July 29, 1996, Maxum and other parties collectively paid to the plaintiffs in the class action the balance of the agreed upon Settlement amount, including accrued interest, thereby completing the remaining obligations of Maxum and the other parties in connection with the Settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         (a) Maxum held a special meeting of its stockholders on June 25, 1996 to seek stockholder approval of (i) the Merger Agreement and the transactions contemplated thereby (the "Merger Proposal"), (ii) the InSight 1996 Employee Stock Option Plan and the InSight 1996 Directors' Stock Option Plan (the "InSight Option Plans Proposal") and (iii) the grant of certain stock options to purchase Maxum common stock previously authorized by the Maxum Board of Directors to each of the directors of Maxum (the "Maxum Option Ratification Proposal"). Each of the proposals was approved.


         (b) Inapplicable.

         (c) (1) With respect to the Merger Proposal, 1,302,816 votes were cast for, 4,600 votes were cast against and 1,800 votes abstained.

             (2) With respect to the InSight Option Plans Proposal, 1,281,196 votes were cast for, 20,020 votes were cast against and 8,000 votes abstained.

             (3) With respect to the Maxum Option Ratification Proposal, 1,268,011 votes were cast for, 23,705 votes were cast against and 17,500 votes abstained.

         (d) Inapplicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

            27.1  Financial Data Schedule

        (b) Reports on Form 8-K

            During the Transition Period, Maxum did not file any current report on Form 8-K with the Securites and Exchange Commission.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



InSight Health Services Corp.
- -----------------------------
       (Registrant)




  /s/THOMAS V. CROAL
- -----------------------------
     Thomas V. Croal,
 Executive Vice President
  Chief Financial Officer




    /s/E. LARRY ATKINS
- -----------------------------
       E. Larry Atkins,
          President
   Chief Executive Officer




Date:   August 12, 1996