Form 10-K405
period 1996-06-30
INSIGHT HEALTH SERVICES CORP
filed 1996-10-15
CIK 1012697

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                ---------------

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

       FOR THE SIX MONTHS ENDED JUNE 30, 1996.

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      FOR THE TRANSITION PERIOD FROM                  TO                  .

      COMMISSION FILE NUMBER 0-28622

                           INSIGHT HEALTH SERVICES CORP.
                (Exact name of Registrant as specified in its charter)

           DELAWARE                 33-0702770
 (State or other jurisdiction    (I.R.S Employer
     of incorporation or          Identification
        organization)                  No.)

            4400 MACARTHUR BLVD., SUITE 800, NEWPORT BEACH, CA 92660
             (Address of principal executive offices)    (Zip Code)

                                 (714) 476-0733
              (Registrant's telephone number including area code)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein.

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 25, 1996 (based on the closing price on the NASDAQ Small Cap Market on that date) was $11,353,866.

    The number of shares outstanding of the Registrant's Common Stock as of September 25, 1996 was 2,710,240.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        PART I

ITEM 1.  BUSINESS

MERGER

    InSight Health Services Corp. ("InSight" or the "Company") is a Delaware corporation formed on February 23, 1996 in connection with the Agreement and Plan of Merger, dated as of February 26, 1996 (the "Merger Agreement"), among American Health Services Corp., a Delaware corporation ("AHS"), Maxum Health Corp., a Delaware corporation ("MHC" or "Maxum"), InSight and two wholly owned subsidiaries of InSight, AHSC Acquisition Company, a Delaware corporation ("AHSC Acquisition"), and MXHC Acquisition Company, a Delaware corporation ("MXHC Acquisition"). Each of AHS and MHC were publicly held providers of diagnostic imaging, treatment and related management services. Pursuant to the terms of the Merger Agreement, (i) AHSC Acquisition merged with and into AHS and MXHC Acquisition merged with and into Maxum (collectively, the "Merger"), (ii) each outstanding share of common stock, par value $.03 per share, of AHS ("AHS Common Stock") was converted into the right to receive one-tenth of a share of common stock, par value $.001 per share, of InSight ("InSight Common Stock"), (iii) each outstanding share of Series B Senior Convertible Preferred Stock, par value $.03 per share, of AHS ("AHS Series B Preferred Stock") which was convertible into 100 shares of AHS Common Stock was converted into the right to receive 10 shares of InSight Common Stock, (iv) each outstanding share of Series C Preferred Stock, par value $.03 per share, of AHS (the "AHS Series C Preferred Stock"), which was issued immediately prior to the consummation of the Merger, was converted into the right to receive 1.25088 shares of Series A Preferred Stock, par value $.001 per share, of InSight (the "InSight Series A Preferred Stock"),
(v) each outstanding share of common stock, par value $.01 per share, of Maxum ("Maxum Common Stock") was converted into the right to receive .598 of a share of InSight Common Stock, (vi) each outstanding share of Series B Preferred Stock, par value $.01 per share, of Maxum (the "Maxum Series B Preferred Stock"), which was issued immediately prior to the consummation of the Merger, was converted into the right to receive 83.392 shares of InSight Series A Preferred Stock, and (vii) each outstanding option, warrant or other right to purchase AHS Common Stock and Maxum Common Stock was converted into the right to acquire, on the same terms and conditions, shares of InSight Common Stock, with the number of shares and exercise price applicable to such option, warrant or other right adjusted based on the applicable exchange ratio for the underlying AHS Common Stock or Maxum Common Stock.

    On June 25, 1996, the stockholders of both MHC and AHS approved the Merger. On June 26, 1996, MHC and AHS became wholly owned subsidiaries of InSight, and the stockholders of MHC and AHS became stockholders of InSight. MHC and AHS were organized in 1989 and 1982, respectively.

    The principal executive offices of InSight are located at 4400 MacArthur Blvd., Suite 800, Newport Beach, California 92660, and its telephone number is (714) 476-0733.

CENTERS IN OPERATION

    As a result of the Merger, InSight provides diagnostic imaging, treatment and related management services in 30 states throughout the United States. InSight's services are provided through a network of 39 mobile magnetic resonance imaging ("MRI") facilities ("Mobile Facilities"), 14 fixed-site MRI facilities ("Fixed Facilities"), eight (8) multi-modality imaging centers ("Centers"), two (2) Leksell Stereotactic Gamma Unit treatment centers ("Gamma Knife"), and one radiation oncology center. An additional radiation oncology center is operated by the Company as part of one of its Centers. The Company's operations are located throughout the United States, with a substantial presence in southern California, primarily Los Angeles county, and northern Texas, primarily the Dallas-Ft. Worth metroplex.

    At its Centers, InSight offers other services in addition to MRI including diagnostic and fluoroscopic x-ray, mammography, diagnostic ultrasound, nuclear medicine, nuclear cardiology, computed tomography ("CT") and cardiovascular services. The Company offers additional services through a variety of arrangements including equipment rental, technologist services and training/applications, marketing, radiology management services, patient scheduling, utilization review and billing and collection services.

DIAGNOSTIC IMAGING  AND TREATMENT TECHNOLOGY

    During approximately the last 20 years, there has been a major effort undertaken by the medical and scientific communities to develop cost-effective diagnostic imaging technologies and to minimize the risks associated with the application of such technologies. The major categories of diagnostic imaging systems currently offered in the medical marketplace are conventional x-ray, CT scanners, digital ultrasound systems, computer-based nuclear gamma cameras, radiography/fluoroscopy systems and MRI systems, each of which (other than conventional x-ray) represents the marriage of computer technology and various medical imaging modalities. Patients exposed to x-rays and to gamma rays employed in nuclear medicine receive potentially harmful ionizing radiation. Much of the thrust of product development during the period has been to reduce the hazards associated with conventional x-ray and nuclear medicine techniques and to develop new, virtually harmless imaging technologies such as ultrasound and MRI.

       X-RAY.   X-ray is the most common energy source used in imaging the body and is now employed in the three following imaging modalities: (i) conventional x-ray systems, the oldest method of imaging, are typically used to image bones and contrast-enhanced vasculature and organs and constitute the largest number of installed systems; (ii) CT scanners utilize computers to produce cross-sectional images of particular organs or areas of the body; and (iii) digital x-ray systems add computer image processing capability to conventional x-ray systems.

       ULTRASOUND.   Ultrasound systems emit, detect and process high frequency sound waves to generate images of soft tissues and internal body organs. The sound waves used in ultrasound do not involve ionizing radiation and are not known to cause any harmful effects to the patient.

       NUCLEAR MEDICINE.   Nuclear medicine gamma cameras, which are based upon
the detection of gamma radiation generated by radioactive pharmaceuticals injected or inhaled into the body, are used to provide information about organ function as opposed to anatomical structure.

       MRI TECHNOLOGY. InSight believes that the introduction of MRI technology into the health care marketplace marked a significant advance in diagnostic medicine. Magnetic resonance is a technique that utilizes low energy radiowaves to manipulate protons (usually hydrogen) in the body. MRI systems place patients in a magnetic field. Once in the magnetic field, the protons in a patient's body will tend to align with the magnetic field.
Radio frequency ("RF") waves, produced by a radio antenna coil which surrounds the body part to be imaged, are "pulsed" against the magnetic field. The RF energy is then turned off, and the protons are observed for different types of behavior, movement or "relaxation." Different tissues have different relaxation times, depending on the amount of hydrogen or water in each proton. The data on each proton's behavior is collected digitally by the system's computer and then reconstructed into cross-sectional images in three dimensional planes of orientation. The resulting image reproduces soft tissue anatomy (as found in the brain, spinal cord and interior ligaments of body joints such as the knee) with superior clarity, not available by any other currently existing imaging modality. A typical MRI examination takes from 30 to 90 minutes. MRI systems are typically priced in the range of $0.9 million to $2 million each, depending upon the system configuration, magnet design and field strength.

       There are no known hazards to the general population from magnetic and RF fields of the intensity to which a patient is exposed in a clinical MRI system. Equipment literature nonetheless recommends that, until further information is available, pregnant women should be scanned only under limited circumstances. Furthermore, MRI magnets may disrupt the operation of cardiac pacemakers and may react with ferrous clips utilized in various surgical procedures, so that individuals with such devices may be excluded from examination with MRI systems, and access to the area surrounding the MRI facility may also be controlled to avoid these possible hazards. Additionally, some MRI examinations require injection of a paramagnetic contrast material. Although it is extremely unusual, some patients may develop a significant adverse reaction to this contrast material; however, chances of fatalities as a result of such reaction are remote.

       Because the signals used to produce magnetic resonance images contain both chemical and structural information, InSight believes this technique has greater potential for many important diagnostic applications than any other imaging technology currently in use. While existing MRI systems demonstrate excellent portrayals of anatomical structures within the human body, of even greater significance is the fact that MRI is also sensitive to subtle differences between tissues. Thus, MRI offers not only the opportunity for highly effective classical diagnosis, but also the potential for future monitoring of chemical processes within the body.

     Recent technological advances in software and gradient coil technology for MRI systems have allowed equipment with lower magnetic field strength and open architecture design to offer significantly improved image quality. These systems use permanent electromagnetic technology rather than superconductivity magnets, substantially lowering both siting and service costs. The open design allows for studies not normally possible in conventional MRI systems, including claustrophobic patients, extremely large patients (from 300 to 400 pounds) and for musculoskeletal exams which require the patient to move or flex, such as kinematic knee studies. Manufacturers are marketing these open MRI systems at costs below most state Certificate of Need ("CON") requirements. The reduced equipment costs, combined with lower siting and service expense, may make MRI technology feasible at some rural hospitals and other new market locations where patient volume and reimbursement do not financially justify the expense of a conventional MRI system.

       CT.   CT technology consists of a doughnut-shaped gantry structure into which a patient, resting on a remotely controlled couch assembly, is positioned to scan the anatomical region of interest. The scanning process is performed by the rotation of a high output x-ray tube around the patient. The x-ray tube emits a thin fan-shaped beam of x-rays that passes through the patient and is absorbed by an array of x-ray detectors located on the opposite side of the patient from the x-ray tube. The detected x-rays are then converted into digital measurements of x-ray intensity directly proportional to the density of the portion of the patient through which the beam passes. These digital measurements of x-ray intensity are then processed by a specialized image reconstruction computer system into a cross-sectional image of the anatomical region of interest. The patient is then indexed on the couch and another scan performed and then another, creating a "stack" of cross-sectional images constituting the complete diagnostic imaging procedure.

       Typical scanning times for a single cross-sectional image are in the one second to six second range. A complete CT examination takes from 15 minutes to 45 minutes, depending on the complexity of the examination and number of individual cross-sectional images required. The current selling prices of CT systems fall in the range of $0.3 million to $1.5 million depending upon the specific performance characteristics of the systems. Based on the fact that CT systems have been commercially marketed for approximately 20 years, InSight believes that CT is a relatively mature technology and, therefore, not subject to significant risk of obsolescence.

       Certain CT examinations require the injection of an iodine-based contrast material, allowing for better visualization of the anatomy. Although it is very unusual, some patients may develop a significant adverse reaction to this contrast material. Fatalities as a result of such reaction have occurred but are rare. In an effort to scan only appropriate patients, all patients are required to answer a questionnaire which helps to identify those patients who may suffer an adverse reaction to this contrast material.

       GAMMA KNIFE    The Leksell Stereotactic Gamma Unit is a state-of-the-art
radiosurgical device used to treat intracranial neoplasma and vascular anomalies which are inaccessible or unsuitable for conventional invasive surgery. The Gamma Knife was designed to provide neurosurgeons and radiation therapists with the ability to perform radiosurgery, using high energy gamma rays, instead of conventional invasive techniques (open surgery), thereby generally eliminating the risk of infection and intracerebral bleeding.

       The Gamma Knife delivers a single high dose of ionizing radiation emanating from 201 Cobalt 60 sources positioned about a hemispherical, precision machined cavity. Each individual beam is focused on a common target producing an intense concentration of radiation at the target site, destroying the lesion while spreading the entry radiation dose uniformly and harmlessly over the patient's skull. The mechanical precision of the Gamma Knife at the target site is 1/10 of one millimeter (0.1 mm), making the Gamma Knife an ideal treatment device for treating small or medium-sized lesions in critical locations within the brain. However, based upon the type, size and/or location of such lesions, not all patients are candidates for radiosurgery. The mechanical precision of the Gamma Knife is coupled with an extremely sharp fall-off in the radiation intensity surrounding the target, resulting in a highly localized treatment effect, sparing surrounding tissue.

       The Gamma Knife treatment requires no open surgical intervention, no lengthy hospital stay and no risk of post-surgical bleeding or infection. When compared to the average length of stay and costs associated with conventional surgery, the Gamma Knife greatly reduces the cost of neurosurgical treatment. Typical treatment time is approximately 10 to 15 minutes per area of interest ("isocenter"). A key feature of the Gamma Knife is its ability to perform treatments that require multiple isocenters. In addition, other applications for the Gamma Knife are currently being developed. Investigative work is being conducted to treat patients for chronic pain and motion disorders such as Parkinson's disease, epilepsy and trigeminal neuralgia. These new applications represent a significant new market for the Gamma Knife upon clinical acceptance. The current selling price of a Gamma Knife system is approximately $3 million.

STRATEGY AND MARKETING

       InSight believes a consolidation in the diagnostic imaging industry is occurring and is necessary in order to provide surviving companies the opportunity to achieve operating and administrative efficiencies through the consolidation of duplicative infrastructures.

       InSight's primary objective is to provide diagnostic imaging, treatment and related management services to hospitals, physicians and their patients. The Company does not engage in the practice of medicine. Subject to its ability to obtain financing on terms reasonably acceptable to the Company, the strategy of InSight is focused on three interrelated initiatives: (i) the consolidation of the highly fragmented, diagnostic imaging industry through the acquisition of organizations which either strategically fit into its regional networking strategy or provide significant cost savings through the consolidation of duplicative infrastructures, (ii) development of regional networks of radiology providers and physicians designed to provide the highest quality and most cost-effective unit of diagnostic information to the broadest population in a given market and (iii) new business initiatives focused on broadening its range of services to managed care organizations, hospitals and physician management companies to include radiology management services; information management services; billing and collections; technologist services and training applications; marketing; equipment rental and continued evaluation of opportunities with emerging technologies. InSight believes that long-term viability is contingent upon its ability to successfully participate in this industry consolidation. InSight views the Merger of MHC and AHS as reflective of the industry consolidation. While its capital resources are limited, InSight will continue to consider and pursue acquisition opportunities. In September 1996, InSight completed the acquisition of an open MRI facility in Northern California.

       Certain statements contained in this report are forward-looking statements that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include the following: availability of financing; limitations and delays in reimbursement by third-party payors; contract renewals and financial stability of customers; technology changes; governmental regulation; conditions within the health care environment; adverse utilization trends for certain diagnostic imaging procedures; aggressive competition; general economic factors; InSight's inability to carry out its business strategy due to rising purchase prices of imaging centers and companies; and the risk factors listed from time to time in InSight's filings with the Securities and Exchange Commission ("SEC").


GOVERNMENT REGULATION

       The health care industry is highly regulated and changes in laws and regulations can be significant. Changes in the law or new interpretation of existing laws can have a material effect on permissible activities of InSight, the relative costs associated with doing business and the amount of reimbursement by government and other third-party payors. The federal government and all states in which InSight currently operates regulate various aspects of the Company's business. Failure to comply with these laws could adversely affect InSight's ability to receive reimbursement for its services and subject the Company and its officers to penalties.

       Some states require hospitals and certain other health care facilities to obtain a CON prior to the acquisition of major medical equipment such as an MRI or Gamma Knife system. InSight believes that it will not be required to obtain CONs in most of the states in which it intends to operate since most states no longer require non-hospital providers to obtain CONs and those states that do, offer exemptions for which the Company may qualify; however, in those states where a CON is required, InSight has complied or will comply with such requirements.

       Beginning in late 1983, prospective payment regulations became effective under the federal Medicare program. The Medicare program provides reimbursement for hospitalization, physician, diagnostic and certain other services to eligible persons 65 years of age and over and others considered disabled. Providers of service are paid by the federal government in accordance with regulations promulgated by the United States Department of Health and Human Services and accept said payment, with nominal co-insurance amounts required to be paid by the service recipient, as payment in full. In general, these regulations provide for a specific overall fee which hospitals may charge for inpatient treatment services based upon the diagnosis of the patient. Because InSight mainly provides services to patients on an outpatient basis, the prospective payment regulations do not materially affect the Company's business. Although outpatient services are presently exempt from prospective payment reimbursement, Congress has instructed the Prospective Payment Assessment Commission to study alternative methods for reimbursing hospitals for outpatient services, including prospective payment methods, and the Medicare program has adopted fee scales for some diagnostic services. Such congressional activity reflects industry-wide cost containment pressures which InSight believes will affect all health care providers for the foreseeable future.

       Private health insurance programs generally have authorized the payment for diagnostic imaging and Gamma Knife procedures on satisfactory terms and the Health Care Financing Administration ("HCFA") has authorized reimbursement under the federal Medicare program for all diagnostic imaging and Gamma Knife services currently being provided by the Company. However, if Medicare reimbursement is reduced, InSight believes that private health insurance programs will also reduce reimbursement in response to reductions in government reimbursement which could have an adverse impact on the Company's business.

       The Medicaid program is a combined federal and state program providing coverage for low income persons. The specific services offered and reimbursement methods vary from state to state. In many states, Medicaid reimbursement is patterned after the Medicare program. Changes in Medicaid program reimbursement are not expected to have a material adverse impact on the Company's business.

       InSight is subject to state and federal laws prohibiting payments for patient referrals and regulating reimbursement procedures and practices under Medicare, Medicaid and other governmental health care programs. The Medicare and Medicaid Patient and Program Protection Act of 1987 (the "1987 Act") prohibits financial arrangements designed to induce patient referrals to providers of services which are paid for by Medicare or Medicaid. Courts have, to date, interpreted these laws to apply to a broad range of financial relationships. Several states also have statutes prohibiting arrangements with health care providers which, while similar in many respects to the 1987 Act, vary from state to state, are often vague and have infrequently been interpreted by courts or regulatory agencies. Due to the potentially broad proscriptions contained in these federal and state laws, there can be no assurance that all of InSight's business practices would be construed to comply with these laws in all respects. However, in the situations where InSight contracts with health care providers who may be in a position to refer to patients the Company's operations, the Company exercises care in an effort to structure its activities and arrangements to comply with applicable federal and state laws. InSight maintains an internal regulatory compliance review program and retains special counsel, as necessary, to monitor compliance with such laws and regulations.

       The U.S. Food and Drug Administration ("FDA") has issued the requisite premarket approval for all of the MRI, CT and Gamma Knife systems utilized by InSight. The Company does not believe that any further FDA approval is required in connection with equipment currently in operation or proposed to be operated.

       The radiologists with whom InSight may enter into agreements to provide professional services are subject to licensing and related regulations by the states. As a result, the Company requires its radiologists to have and maintain appropriate licensure. InSight does not believe that such laws and regulations will either prohibit or require licensure approval of its business operations, although no assurances can be made that such laws and regulations will not be interpreted to extend such prohibitions or requirements to InSight's operations.

MANAGED CARE

       Health Maintenance Organizations ("HMOs") and Preferred Provider Organizations ("PPOs") attempt to control the cost of health care services. InSight believes that the development and expansion of HMOs, PPOs and other managed care organizations will have a negative impact on utilization of InSight services in certain markets and/or affect the revenue per procedure which the Company can collect, since they will exert greater control over patients' access to diagnostic imaging services, the selection of the provider of such services and the reimbursement thereof. InSight also expects that the excess capacity of equipment in the United States may negatively impact operations because of the competition among health care providers for contracts with all types of managed care organizations. As a result of such competition, the length of term of any contracts which InSight may obtain and the payment to the Company for such services may also be negatively impacted. InSight nonetheless believes that as long as it is able to negotiate provider agreements with the managed care companies and other payors to provide productive and cost-efficient services with measurable outcomes, InSight's business as a whole should not be negatively impacted. See "Customers and Fees".

LIABILITY INSURANCE

       InSight does not provide medical services, although it has obtained professional liability insurance as well as general liability insurance. In addition, the radiologists or other health care professionals with whom the Company contracts are required by such contracts to carry adequate medical malpractice insurance. InSight believes that its insurance is adequate for its business of providing diagnostic imaging, treatment and related management services.

COMPETITION

       The health care industry in general, and the market for diagnostic imaging services in particular, are highly competitive. InSight's operations must compete with groups of radiologists, established hospitals and certain other independent organizations, including equipment manufacturers and leasing companies, that own and operate imaging equipment. InSight will continue to encounter substantial competition from hospitals and independent organizations. Certain hospitals, particularly the larger hospitals, may be expected to directly acquire and operate imaging and treatment equipment on-site as part of their overall inpatient servicing capability. In the past, however, the reluctance of hospitals to purchase imaging and treatment equipment encouraged the entry of start-up ventures and more established business operations into the diagnostic and treatment services business. As a result, there is significant excess capacity in the diagnostic imaging business in the United States which negatively affects utilization and reimbursement. Many of these competitors have substantially greater resources than InSight; however, the Company competes principally on the basis of its reputation for productive and cost-effective quality services.

CUSTOMERS AND FEES

       InSight's revenues are primarily generated from contract services and patient services. Contract services revenues are generally earned from services billed to a hospital or other health care provider which include:
(i) fee-for-service arrangements in which revenues are based upon a contractual rate per procedure, (ii) equipment rental in which revenues are generally based upon a fixed monthly rental, and (iii) management fees. Contract services revenues are primarily earned through Mobile Facilities and certain Fixed Facilities. Patient services revenues are services billed directly to patients or third party payors (generally managed care organizations and commercial insurance carriers), and are primarily earned through Centers and certain Fixed Facilities.

       InSight's operations are principally dependent on its ability (either directly or indirectly through its hospital customers) to attract referrals from physicians and other health care providers representing a variety of specialties. The Company's eligibility to provide service in response to a referral is often dependent on the existence of a contractual arrangement with the referred patient's insurance carrier (primarily if the insurance is provided by a managed care organization). Managed care contracting has become very competitive and reimbursement schedules are nearing Medicare reimbursement levels. A decline in referrals and/or reimbursement rates would adversely affect InSight's revenues and profits. See "Managed Care".

       InSight's fee-for-service revenues, primarily earned by its Mobile Facilities, are expected to represent approximately 43% of total annual revenues. Each year approximately one-quarter to one-third of the service agreements, which produce the Company's fee-for-service revenues, come up for renewal. It is expected that some high volume accounts will elect not to renew their contracts. If such contracts are not replaced with new accounts or with the expansion of services on existing accounts, InSight's revenues and profits would be adversely affected.

       No single source accounts for more than 10% of InSight's revenues. The Company, through a subsidiary, has six individual contracts with the county of Los Angeles (the "County") covering six separate sites. In the aggregate, these sites earn revenues which represent approximately 10% of InSight's annual revenues. From time to time, the County has experienced financial difficulties. If such difficulties caused the County to curtail or terminate InSight's services, the Company's business would be adversely affected.

SUPPLY OF DIAGNOSTIC IMAGING AND GAMMA KNIFE SYSTEMS

       InSight continues to evaluate the mix of its MRI equipment in response to changes in technology and to the surplus capacity in the marketplace. The overall technological competitiveness of InSight's equipment continues to improve through upgrades, disposal and/or trade-in of older equipment and execution of leases for new equipment. Subsequent to June 30, 1996, InSight returned four older Mobile Facilities to its primary creditor.

       Several substantial companies are presently engaged in the manufacture of MRI, CT and other diagnostic imaging equipment, including GE Medical, Hitachi Medical Systems, Picker International, Philips Medical Systems, Siemens Medical Systems, Inc. and Toshiba Medical Systems. InSight maintains good working relationships with many of the major manufacturers to better ensure an adequacy of supply as well as access to those types of diagnostic imaging systems which appear most appropriate for the specific diagnostic or treatment center to be established. Currently only one company, Elekta Instruments, Inc., a subsidiary of AB Elekta headquartered in Stockholm, Sweden ("Elekta"), is engaged in the business of manufacturing the Gamma Knife.

EMPLOYEES

       As of September 25, 1996, InSight had approximately 669 full-time and 107 part-time employees. None of the Company's employees are covered by a collective bargaining agreement. Management believes its employee relations to be satisfactory.

ITEM 2.     PROPERTIES

       The following table includes the primary properties utilized by InSight as of September 25, 1996:

                                              APPROXIMATE
NAME OF FACILITY                              SQUARE FEET       LOCATION
----------------                              -----------       --------
OWNED:
Berwyn Magnetic Resonance Center                  3,800          Berwyn, Illinois
Northern Indiana Oncology Center                  3,500          Valparaiso, Indiana
Garfield Imaging Center                           4,500          Monterey Park, California
LAC/USC Imaging Sciences Center                   8,500          Los Angeles, California
Diagnostic Outpatient Center                      3,800          Hobart, Indiana
Harbor/UCLA Diagnostic Imaging Center            15,000          Torrance, California

LEASED:
InSight Corporate Headquarters                   12,300          Newport Beach, California
MHC former Corporate Headquarters                10,300(a)       Dallas, Texas
Maxum Diagnostic Center - Forest Lane            14,100          Dallas, Texas
Maxum Diagnostic Center - Eighth Avenue          10,000          Ft. Worth, Texas
Maxum Diagnostic Center - Preston Road            5,800          Dallas/Plano, Texas
Ocean Medical Imaging Center                      8,700          Tom's River, New Jersey
Northwest Magnetic Imaging Center                 2,400          Seattle, Washington
Northwest Gamma Knife Center                      3,400          Seattle, Washington
Washington Magnetic Resonance Center              4,100          Whittier, California
Central Maine Imaging Center                      7,250          Lewiston, Maine
Training/Applications/Fleet Services             20,000          Winston-Salem, North Carolina


(a) Lease expires March 31, 1997, by which time substantially all activities will have been transferred to InSight's corporate headquarters.

ITEM 3.  LEGAL PROCEEDINGS

MAXUM  STOCKHOLDER LITIGATION

       In May and June 1993, MHC was named a defendant in two lawsuits filed on behalf of a purported class of stockholders in the U.S. District Court for the Southern District of New York (the "Court"). Also named as defendants were the underwriting firms that led MHC's initial public offering in September 1991, a former stockholder and senior creditor of MHC, and certain executives and members of MHC's Board of Directors. These two actions were consolidated into one action. In February 1994, the plaintiffs filed a second consolidated amended complaint, which superseded the previously filed complaints. The plaintiffs alleged that misstatements and omissions were made by MHC and the other defendants in connection with MHC's initial public offering and in subsequent public disclosures from September 19, 1991 until March 1, 1993 when MHC announced that it would write down assets and establish reserves related to the restructuring of its mobile MRI business. The plaintiffs sought monetary damages under various provisions of the federal securities laws and state law in an unspecified amount, as well as other relief. In March 1994, MHC and all other defendants moved to dismiss the second amended complaint for, among other things, failure to state a claim.
In November 1994, the Court granted the motions to dismiss and gave the plaintiffs permission to file a third amended complaint. In January 1995, the plaintiffs served their third consolidated amended complaint. At approximately the same time, the plaintiffs agreed to dismiss without prejudice their claims against the two underwriter defendants. In June 1995, MHC and the other defendants moved to dismiss the third amended complaint for failure to state a claim and failure to plead fraud with particularity.

       On February 23, 1996, while the motions to dismiss were still under consideration by the Court, the defendants, plaintiffs and other interested parties (acting through their respective counsel) entered into a Stipulation of Settlement pursuant to which, subject to certain conditions, the action would be settled and all claims dismissed on the merits. In anticipation of this settlement, MHC recorded a charge of $1.5 million in the fourth quarter of 1995. MHC had arranged to borrow approximately $1.9 million to finance the litigation settlement.

       On April 8, 1996, the Court entered an order that, among other things, approved the proposed settlement on a preliminary basis, set May 27, 1996 as the deadline for interested persons to object to the settlement and to opt-out of the settlement, and scheduled a hearing on June 21, 1996 to determine, among other things, whether to grant final approval to the settlement.

       The Final Judgment of Dismissal became final on July 26, 1996. Pursuant to the parties' Stipulation of Settlement, and as a result of all conditions to effectiveness having been met, including MHC's having financing available to it for its contribution, the settlement became effective on July 27, 1996. On July 29, 1996, MHC and other parties collectively paid to the plaintiffs in the class action the balance of the agreed upon settlement amount, including accrued interest, thereby completing the remaining obligations of MHC.

       AHS SAN JUAN HEALTH CENTRE LITIGATION

       In September 1992, a complaint was filed in the United States District Court for the District of Puerto Rico by PRF, Inc. d/b/a San Juan Health Centre, Inc., Drs. Pablo Rodriguez Millan and Rafael Rodriquez Sepulveda and their spouses against Philips Credit Corporation ("Philips"), AHS, Clarke J. Underwood, Margaret van Gilse d/b/a Berkshire Consulting Group, et al (Case No. 92-2266). The complaint alleged against all defendants violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), mail fraud, wire fraud, misrepresentation and fraud, infliction of emotional distress and tortious misconduct upon Drs. Millan and Sepulveda and their spouses, and loss of consortium by Dr. Millan. The complaint alleged against AHS breach of management agreement, breach of voting trust agreement and breach of fiduciary duty, tortious interference with contractual relations, and breach of fiduciary duty to Drs. Millan and Sepulveda and their spouses. The complaint sought compensatory damages in excess of $400,000,000, punitive damages, costs, injunctive relief and attorneys' fees. Mr. Underwood and Ms. van Gilse are former officers/employees of AHS.

       San Juan Health Centre ("SJHC"), a freestanding health care clinic, was created by Drs. Millan and Sepulveda and Mr. Amezquita, who are the three shareholders of PRF, Inc., the surviving entity of a merger of PRF, Inc. and San Juan Health Centre, Inc. ("SJ Inc."). Prior to AHS's involvement with SJHC, Philips was a large creditor of PRF, Inc., having made sizable loans for medical equipment purchases and operations. Philips was at the time and, until February 1993, continued to be AHS's primary lender. In January 1990, in connection with Philips making another large loan to PRF, Inc. and SJ Inc., Philips requested AHS to manage SJHC, which it agreed to do. In connection with the loan, PRF, Inc. and SJ Inc. entered into a management agreement with AHS on January 12, 1990, with a two-year term, pursuant to which AHS was to provide SJHC with general management services. In October 1991, PRF, Inc. notified AHS that it would not be extending the management agreement beyond the initial two-year term. As of January 1992, AHS was no longer the manager of SJHC. Berkshire Consulting Group became the manager of SJHC. Also, in connection with the loan, on January 13, 1990, Drs. Millan and Sepulveda placed their PRF, Inc. and SJ Inc. stock into a voting trust. In the voting trust agreement, AHS was named the trustee of the voting trust with broad powers with respect to the stock. AHS resigned as trustee on June 24, 1992.

       In July 1993, one of the plaintiffs, PRF, Inc., filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, District of Puerto Rico (Case No. 93-03880 SEK). In the context of this proceeding, all of the claims of PRF, Inc. have been resolved. The defendants subsequently moved to dismiss the individual and conjugal partnership claims on the basis that they were derivative of the resolved claims of PRF, Inc. On March 11, 1996, the District Court issued an Opinion and Order and Partial Judgment dismissing with prejudice all claims brought by the individual plaintiffs and conjugal partnership plaintiffs based on alleged violations of the RICO statute, mail fraud, wire fraud, misrepresentation and fraud, intentional infliction of emotional distress, tortious misconduct, and loss of consortium. As a result of the entry of the Partial Judgment and issuance of the Opinion and Order, only three counts remained--a claim against AHS for alleged breach of a voting trust agreement, and breach of fiduciary duty claims, as separate claims by the conjugal partnerships and the husband and wife who make up each conjugal partnership. On May 15, 1996, a Further Judgment was entered finally resolving the remaining claims against AHS. The Company made a payment of $50,000 to settle the remaining claims.

       In addition to the foregoing matters, InSight is engaged in the defense of lawsuits arising out of the ordinary course and conduct of its business and has insurance policies covering such potential insurable losses where such coverage is cost-effective. InSight believes that the outcome of any such lawsuits will not have a material adverse impact on the Company's business.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Special stockholders meetings for each of MHC and AHS were held on June 25, 1996 to approve the merger. All the information required to be reported herein, including the results of the voting, has been reported in the Company's Transition Report for the transition period from January 1, 1996, to June 26, 1996 which was filed with the SEC on August 12, 1996.

                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       InSight's Common Stock began trading on the national over-the-counter market and quoted on the NASDAQ Small Cap Market under the symbol "IHSC" on July 17, 1996.

       The following table sets forth the high and low bids as quoted on the NASDAQ Small Cap Market for InSight's Common Stock for the months indicated:

     MONTH ENDED                   LOW          HIGH
     -----------                   ---          ----

     July 31, 1996                  5           7 1/2
     August 31, 1996                4 3/4       7
     September 30, 1996             5 3/4       6 3/4

     The prices (rounded to the nearest 1/8 or nearest 1/32 where applicable) represent quotations between dealers without adjustment for mark-up, markdown or commission, and may not necessarily represent actual transactions.

     The Company has never paid a cash dividend on its Common Stock and does not expect to do so in the foreseeable future. The Company's loan agreements with its primary lender contain restrictions on its ability to pay dividends on its Common Stock.

       As of September 25, 1996, the Company's records indicate that there were in excess of 1,100 beneficial holders of the Common Stock and approximately 225 stockholders of record.

ITEM 6.     SELECTED FINANCIAL DATA

       On June 26, 1996, pursuant to the Merger Agreement each of MHC and AHS became a wholly owned subsidiary of InSight. The Merger was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. MHC has been treated as the acquirer for accounting purposes, based upon relative revenues, book values and other factors. THE SELECTED CONSOLIDATED FINANCIAL DATA REPRESENTS HISTORICAL DATA OF MHC ONLY, EXCEPT FOR THE BALANCE SHEET DATA AS OF JUNE 30, 1996. HISTORICAL DATA OF AHS IS NOT INCLUDED (SEE NOTE 15 TO THE CONSOLIDATED FINANCIAL STATEMENTS). The selected consolidated financial data presented as of and for the six months ended June 30, 1996 and for the years ended December 31, 1995, 1994,
1993, 1992 and 1991 has been derived from the Company's audited consolidated financial statements and should be read in conjunction with such consolidated financial statements and related notes as of and for the six months ended June 30, 1996 and for the years ended December 31, 1995, 1994 and 1993 and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this report. The selected consolidated financial data presented for the six months ended June 30, 1995 is unaudited and has been included herein for comparison purposes.

               (Amounts in thousands, except shares and per share data)

                                             SIX MONTHS ENDED
                                                 JUNE 30,                               YEARS ENDED DECEMBER 31,
                                           ---------------------  --------------------------------------------------------------
                                                1996    1995 (6)     1995 (4)       1994         1993         1992        1991
                                           ---------- ----------  ------------  ---------    ---------    ----------   ---------
STATEMENT OF OPERATIONS DATA:
Revenues                                  $   26,460  $   24,434   $   50,609  $   45,868   $   45,075    $   45,135   $   34,388
Costs of operations (1)                       25,564      22,986       48,178      45,239       46,556        45,329       25,328
                                          ----------  ----------   ----------  ----------   ----------    ----------   ----------
Gross profit (loss)                              896       1,448        2,431         629       (1,481)         (194)       9,060
Corporate operating expenses                   3,983       1,915        3,972       4,240        5,244         6,747        6,605
                                          ----------  ----------   ----------  ----------   ----------    ----------   ----------
Income (loss) from company operations         (3,087)       (467)      (1,541)     (3,611)      (6,725)       (6,941)       2,455
Equity in earnings from unconsolidated
 partnerships                                    138        136           348         834          685         1,020          428
                                          ----------  ----------   ----------  ----------   ----------    ----------   ----------
Operating income (loss)                       (2,949)       (331)      (1,193)     (2,777)      (6,040)       (5,921)       2,883
Interest expense, net                         (1,144)       (648)      (1,626)     (1,206)      (1,773)       (2,391)      (3,646)
Provision for securities litigation
 settlement                                        -           -       (1,500)          -            -             -            -
Gain on sale of partnership interests              -           -            -       4,957            -             -            -
Income tax expense                               (65)          -            -        (160)           -             -            -
                                          ----------  ----------   ----------  ----------   ----------    ----------   ----------
Income (loss) before extraordinary
 item (2)                                     (4,158)       (979)      (4,319)        814       (7,813)       (8,312)        (763)
Extraordinary item                             3,179           -            -       3,342        1,036             -            -
                                          ----------  ----------   ----------  ----------   ----------    ----------   ----------
Net income (loss)                               (979)       (979)      (4,319)      4,156       (6,777)       (8,312)        (763)
Preferred stock dividends, net                     -           -            -           -            -             -         (254)
                                          ----------  ----------   ----------  ----------   ----------    ----------   ----------
                                          $     (979) $     (979)  $   (4,319) $    4,156   $   (6,777)   $   (8,312)  $   (1,017)
                                          ----------  ----------   ----------  ----------   ----------    ----------   ----------
                                          ----------  ----------   ----------  ----------   ----------    ----------   ----------

INCOME (LOSS) PER COMMON SHARE:
Income (loss) before extraordinary
 item (3)                                 $    (2.99) $    (0.73)  $    (3.21) $     0.58   $    (4.49)   $    (4.89)  $    (1.01)
Net income (loss) (3)                     $    (0.70) $    (0.73)  $    (3.21) $     2.96   $    (3.89)   $    (4.89)  $    (1.01)
Weighted average number of common
 shares outstanding(3)                     1,389,271   1,333,169    1,344,832   1,402,435    1,741,846     1,698,602    1,004,287

                                                                                                            AT DECEMBER 31,
                                           AT JUNE 30,               -------------------------------------------------------------
BALANCE SHEET DATA:                          1996 (5)                 1995 (4)      1994         1993         1992         1991
                                          ----------                ----------   ----------   ----------   ----------   ----------

Working capital (deficit)                 $   (1,167)               $   (2,228)  $    1,587   $   (8,594)  $  (14,607)  $   (2,009)
Property and equipment, net                   29,852                    12,386        5,272        9,791       18,772       25,638
Intangible assets                             16,965                     4,047        1,194        1,263        2,513        1,641
Total assets                                  70,386                    28,306       22,592       23,566       38,043       42,203
Total long-term liabilities                   39,839                    19,723        9,575        7,967        8,368       19,244
Stockholders' equity (deficit)                 5,404                    (4,005)         300       (3,857)       2,502       10,150


(1) Includes a (net credit) provision for prior restructuring costs of $(0.5) million and $7.5 million in 1993 and 1992, respectively.
(2) 1995 includes a $1.5 million provision for MHC's securities litigation settlement and 1994 includes a $4.8 million gain, net of income tax provision of $0.2 million on the sale of lithotripsy partnership interests.
(3) Amounts are computed on a pro forma basis as if the reset of par value of Maxum Common Stock and related conversion into InSight Common Stock had occurred on January 1, 1991.
(4) Includes two significant acquisitions which were completed during the year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Acquisitions" included elsewhere in this report.
(5) Includes the acquisition of AHS which was completed on June 26, 1996.
(6)  Unaudited.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with Item 1., Business, and the consolidated financial statements and accompanying notes. All references herein to a "Note" are to the "Notes to Consolidated Financial Statements" contained in Item 8. "Financial Statements and Supplementary Data" included elsewhere in this report. THE FOLLOWING DISCUSSION AND ANALYSIS CONTAINS THE HISTORICAL FINANCIAL DATA OF MHC ONLY, WHICH IS TREATED AS THE ACQUIRER FOR ACCOUNTING PURPOSES IN THE MERGER.

ACQUISITIONS

InSight believes a consolidation in the diagnostic imaging industry is occurring and is necessary in order to provide surviving companies the opportunity to achieve operating and administrative efficiencies through the consolidation of duplicative infrastructures.

Subject to its ability to obtain financing terms reasonably acceptable to the Company, the strategy of InSight will be focused on three interrelated initiatives: (i) consolidation of the highly fragmented diagnostic imaging industry through acquisition of organizations which either strategically fit into its regional networking strategy or provide significant cost savings;
(ii) development of regional networks of radiology providers and physicians designed to provide the highest quality and most cost-effective unit of diagnostic information to the broadest population in a given market; and
(iii) new business initiatives focused on broadening its range of services to managed care organizations, hospitals and physician management companies to include radiology management services; information management services; unbundling of current core services such as billing and collections, technician training and staffing, and asset management and continued evaluation of opportunities with emerging technologies. InSight believes that long-term viability is contingent upon its ability to successfully participate in this industry consolidation. InSight views the Merger of MHC and AHS as reflective of this consolidation. InSight will continue to consider and pursue consolidation opportunities.

During 1995, MHC completed two significant acquisitions. In the first half of the year, MHC acquired certain assets, including Mobile Facilities and customer contracts from a competitor operating in Ohio and Indiana, and assumed certain equipment related liabilities. Proceeds from the 1994 sale of interests in three partnerships that provided lithotripsy services were used to fund the net purchase price of $2.1 million.

In the second half of 1995, MHC acquired two Centers in Dallas, Texas.
The transaction included the purchase of certain assets, primarily diagnostic equipment, and the assumption of certain equipment related liabilities. The purchase price of $1.6 million and an additional $0.7 million for working capital requirements were financed by GE Medical. In December 1995, one of the Centers was consolidated into two other Centers.

PRIOR RESTRUCTURE OF MHC'S OPERATIONS AND FINANCIAL OBLIGATIONS

       During recent years, MHC experienced many adverse market conditions including significantly increased price competition, changes in equipment technology, a surplus of equipment capacity and declining reimbursement rates. In addition, an increased presence of managed care entities and the formation of health care networks created additional challenges.

       Based on these market conditions, management of MHC concluded that the lowest cost providers of health care services would be best positioned to meet the challenges imposed by rapid changes in the health care industry. In 1992, MHC recorded a charge of $7.5 million in anticipation of a restructure of its operations and financial obligations that was completed in 1994 (the "MHC Prior Restructure"). The charge included estimated costs for the reconfiguration, consolidation and wind-down of certain mobile MRI routes, the write-down of certain older Mobile Facilities to be held for sale, accrual for estimated termination costs associated with a reduction in work force, and other estimated expenses and professional fees associated with the execution of the MHC Prior Restructure.

       Execution of the MHC Prior Restructure began in 1993 focused primarily on reducing negative cash flow in the near-term, improving current viability and enhancing the potential for long-term viability. During 1993, significant progress was achieved. The reconfiguration, consolidation and wind-down of mobile MRI routes referenced above were completed, and four unprofitable partnerships in which MHC had interests were terminated. Expenses at MHC's corporate headquarters were reduced significantly, beginning in 1993, due primarily to a consolidation of functions, reduction in the headquarters facility and a significant reduction in personnel. Finally, MHC reached an agreement with GE Medical, its primary creditor, in early 1994, which was effective June 1993, whereby certain unpaid amounts past due under then current lease agreements with GE Medical were deferred and lease agreements were restructured to reduce the overall lease obligations. In addition, outstanding amounts due MHC's senior creditor under a revolving credit agreement were settled, resulting in a $1.0 million extraordinary gain on debt extinguishment. Also in 1993, MHC recorded a net credit adjustment of $0.5 million associated with the estimated costs of the MHC Prior Restructure.

       During 1994, the MHC Prior Restructure was completed. MHC recorded a $3.3 million gain on debt extinguishments in connection with the settlement of outstanding amounts with another significant creditor and two smaller creditors. In addition, MHC sold its technical services division to GE
Medical. Consideration for the sale included cash and future discounts on maintenance services to be realized over approximately five years. MHC also sold its interests in three lithotripsy partnerships discussed above for approximately $5.0 million in cash. The proceeds were used to retire outstanding debt obligations, to satisfy working capital requirements and for business expansion opportunities in the first half of 1995. This transaction resulted in a pretax gain of approximately $5.0 million. Finally, MHC terminated two additional unprofitable partnerships in which it held interests.

       The favorable results of the MHC Prior Restructure were diminished by continued deterioration in the industry. MHC continued to operate while experiencing negative cash flow by completing transactions involving the financing of certain operating expenses by GE Medical, and the disposal of certain assets and partnership interests until the completion of the Merger.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

       In connection with the Merger, certain financial accommodations with MHC's and AHS's primary creditor, GE Medical, became effective in June 1996. Management believes that InSight's long-term viability is contingent upon its ability (through MHC and AHS, its principal operating subsidiaries) to consider, pursue and to successfully participate in the ongoing industry consolidation.

       InSight operates in a capital intensive, high fixed cost industry that requires significant amounts of working capital to fund operations, particularly the initial start-up and development expenses of new operations.
 Revenues and cash flows have been adversely affected by an increased collection cycle, increased competitive pressures and major restructurings within the health care industry. This adverse effect on revenues and cash flow is expected to continue, especially in the mobile MRI business. Absent further declines in reimbursement and/or cancellation of customer contracts, the Company believes it will finance its ongoing operations through internally generated funds.

       InSight continues to pursue other acquisition opportunities. InSight believes that the expansion of its business through acquisitions is a key factor in achieving profitability. Generally, acquisition opportunities are aimed at increasing revenues and profits, and maximizing utilization of existing capacity. Incremental operating profit resulting from future acquisitions will vary depending on geographic location, whether facilities are mobile versus fixed, range of services provided and the Company's ability to integrate the acquired businesses into its existing infrastructure. The ability of the Company to capitalize on identified acquisition opportunities is dependent upon the availability of financing on terms reasonably acceptable to the Company.

       During the six months ended June 30, 1996, MHC obtained financing of $1.0 million for certain operating expenses, and $1.2 million for transaction costs related to the Merger. The Company has a working capital deficit of $1.2 million and $2.2 million, at June 30, 1996 and December 31, 1995, respectively. The net decrease in the working capital deficit of $1.0 million is due primarily to the Merger and debt restructuring.

       The Company's cash and cash equivalents increased $5.0 million during the six months ended June 30, 1996. Net cash provided by operating activities for the six months ended June 30, 1996 was $0.7 million, which includes $1.0 million related to the financing of operating expenses by the issuance of debt. Net cash provided by investing activities was $5.1 million, which includes the cash acquired in the acquisition of AHS of $5.5 million. Net cash used by financing activities for the six months ended June 30, 1996 was $0.8 million, which includes $2.3 million of payments on long-term debt and capital lease obligations, offset by $1.5 million of proceeds from the issuance of debt related primarily to the financing of the Merger costs. The Company currently has no lines of credit available to borrow against for working capital purposes.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)

       REVENUES: Revenues increased $2.0 million, or approximately 8 percent, during the six months ended June 30, 1996, compared with the same period in 1995. The increase in revenues was due primarily to the acquisition of certain customer contracts in April 1995, the acquisition of certain Centers in October 1995 and increases in volumes on certain contracts serviced by Mobile and Fixed Facilities. These increases were offset by continued decreases in reimbursement rates from third party payors.

       COSTS OF OPERATIONS: Costs of operations increased $2.6 million, or approximately 11 percent, during the six months ended June 30, 1996, compared with the same period in 1995. This increase is primarily due to (i) an increase in cost of services of $2.3 million and (ii) an increase in depreciation of $0.7 million; offset by a decrease in the provision for bad debts of $0.4 million.

         Cost of services increased $2.3 million during the six months ended June 30, 1996, compared with the same period in 1995. The increase is due primarily to (i) certain one-time charges relating to operating strategies associated with the Merger which include provisions for the closure of two small Centers, the write-down of a Mobile Facility and the estimated costs and termination fees for the early return of four Mobile Facilities; (ii) increased costs associated with the acquisitions discussed above; and (iii) higher costs associated with the increase in patient services revenues which include personnel costs, facility costs, service supplies and professional fees.

         The provision for bad debts decreased $0.4 million during the six months ended June 30, 1996, compared with the same period in 1995. This decrease is primarily attributable to a $0.3 million charge recorded in June 1995. A similar charge was not recorded in 1996.

         Depreciation increased $0.7 million during the six months ended June 30, 1996, compared with the same period in 1995. This increase is due primarily to capital leases entered into, acquisitions completed, and leasehold improvements incurred at several of MHC's Fixed Facilities subsequent to June 30, 1995.

         GROSS PROFIT: Gross profit decreased $0.6 million during the six months ended June 30, 1996, compared with the same period in 1995. This decrease in primarily attributable to the increase in cost of services discussed above.

         CORPORATE OPERATING EXPENSES: Corporate operating expenses increased $2.1 million during the six months ended June 30, 1996, compared with the same period in 1995. This increase is due primarily to (i) the write-off of $1.5 million of goodwill and other intangible assets related to two of MHC's Centers, and (ii) a provision in June 1996 of $0.6 million for termination benefits and facility costs in connection with the reduction in the duplicative administrative infrastructure as a result of the Merger.

         INTEREST EXPENSE, NET: Interest expense, net increased $0.5 million during the six months ended June 30, 1996, compared with the same period in 1995. This increase is due primarily to debt financed in 1995 in connection with acquisitions and the financing of certain operating expenses.


         EXTRAORDINARY GAIN ON DEBT EXTINGUISHMENT: In connection with the Merger, MHC recorded an extinguishment of $9.0 million of long-term obligations owed to GE Medical in June 1996. The extraordinary gain represents the excess of the carrying value of the debt obligations settled over the sum of the fair value of the Maxum Series B Preferred Stock issued in exchange for such debt extinguishment and the sum of future interest payable on all remaining obligations owed to GE Medical.

In accordance with the provisions of troubled debt accounting, a portion of the extraordinary gain, equal to the sum of the current and long-term portions of future interest payable on all remaining GE Medical debt was deferred and will be reduced by future interest payments over the terms of the respective debt instruments.

YEARS ENDED DECEMBER 31, 1995 AND 1994


     REVENUES: Revenues increased $4.7 million, or approximately 10%, in 1995 compared to 1994. The increase in revenues was related primarily to acquisitions. This increase was partially offset by the continued decline in reimbursement rates and a decrease in other revenues in 1995 compared to 1994.

     An increase in fee-for-service revenues of $5.0 million in 1995 compared to 1994 was attributable to: (i) the award of an exclusive capitated managed care contract in December 1994, under which MHC's fees are paid directly by the managed care organization and are earned on a per-member-per-month basis; and
(ii) the acquisition of certain customer contracts in the first half of 1995. Other fee-for-service revenues and equipment rental revenues (derived primarily from Mobile Facilities) decreased $1.8 million, compared to 1994, due to expiration of hospital service contracts and third party equipment leases. Management fees decreased $0.6 million in 1995, compared to 1994, due primarily to the sale or termination of certain partnerships in late 1994.

     Approximately 58% of the $2.4 million increase in patient services revenues was due to increased patient services revenues associated with acquisitions during 1995. Approximately 25% of the increase is attributable to a contract awarded in the third quarter of 1994 to provide radiology and management services at an outpatient Fixed Facility for a hospital customer. The remainder of the increase was due primarily to increases in procedure volumes at MHC's other Centers, offset by continued declines in reimbursement rates.

       Other revenues decreased during 1995 compared to 1994, due primarily to the sale of MHC's technical services division in June 1994.

          COSTS OF OPERATIONS:   Costs of operations increased $2.9 million,
or approximately 6%, in 1995 compared to 1994. Cost of services in 1995 was reduced by $0.8 million related to sales/use tax refunds. These refunds represent taxes paid in prior years attributable to certain mobile diagnostic imaging equipment, and were received due to a determination by the taxing authority having reached a determination that the mobile equipment was subject to motor vehicle tax rather than sales/use tax.

          Occupancy expense (which includes operating costs of facilities leased or subcontracted by MHC) increased $0.8 million, or approximately 88%, in 1995 compared to 1994. This increase was due primarily to subcontracting costs incurred related to the capitated managed care contract that was awarded in December 1994.

          Professional fees increased $0.7 million, or approximately 41%, in 1995 compared to 1994, due primarily to the increase in patient services revenues and to costs incurred related to the capitated managed care contract discussed above.

          In addition to the net impact of the sales/use tax refund, occupancy expense and professional fees discussed above, all other components of cost of services experienced a net increase of $2.2 million in 1995 compared to 1994, due primarily to the variable costs associated with the increase in revenues resulting primarily from acquisitions in 1995 discussed above.

          The provision for bad debts increased $0.5 million, or approximately 48%, in 1995 compared to 1994, due primarily to the increase in patient services revenues and a shift in the payor mix in MHC's Centers related to the penetration of managed care. This change in payor mix continues to have an unfavorable impact on reimbursement rates realized by the Centers and resulted in an increase in bad debt expense in 1995 associated with unreimbursed amounts which were not subsequently collectible from patients. The Company expects reimbursement rates to continue to decline.

          Depreciation decreased $0.2 million, or approximately 6%, in 1995 compared to 1994. This decrease was due primarily to a purchase and sale-leaseback transaction (in connection with MHC's settlement with a significant creditor in June 1994) which resulted in reductions in net book values of certain Mobile Facilities.

          GROSS PROFIT:   Gross profit increased $1.8 million in 1995
compared to 1994. The increase was primarily attributable to higher profit margins from the absorption of excess capacity associated with acquisitions completed in 1995 and the capitated managed care contract awarded in December 1994.

          CORPORATE OPERATING EXPENSES:   Corporate operating expenses decreased
approximately $0.3 million, or approximately 6%, in 1995 compared to 1994. This decrease was due primarily to reductions in legal costs and insurance premiums.

          EQUITY IN EARNINGS OF PARTNERSHIPS:   Equity in earnings of
partnerships decreased $0.5 million, or approximately 58%, in 1995 compared to 1994, due to the sale of certain partnerships in late 1994 discussed below.

          INTEREST EXPENSE, NET:   Interest expense, net increased $0.4
million, or approximately 35%, in 1995 compared to 1994. This increase was due primarily to (i) the addition of several capital leases of diagnostic imaging equipment; (ii) debt obligations incurred as a result of the acquisitions during 1995; and (iii) interest on operating expenses financed during late 1994 and in 1995.

          PROVISION FOR SECURITIES LITIGATION SETTLEMENT:    In anticipation
of the MHC settlement of two class-action lawsuits originally filed in 1993, MHC recorded a charge of $1.5 million in the fourth quarter of 1995.

          GAIN ON SALE OF PARTNERSHIP INTERESTS:   In December 1994, MHC sold
its interests in three lithotripsy partnerships for approximately $5.0 million in cash which resulted in a pretax gain of approximately $5.0 million.

          EXTRAORDINARY GAIN ON DEBT EXTINGUISHMENTS:     During 1994, MHC
settled its outstanding debt and lease obligations owed to a significant creditor and two smaller creditors which resulted in a net extraordinary gain of approximately $3.3 million.

YEARS ENDED DECEMBER 31, 1994 AND 1993

          REVENUES:   Revenues increased $0.8 million, or approximately 2%,
in 1994 compared to 1993. The increase was due primarily to an increase in patient services revenues at two Centers. In addition, in the third quarter of 1994, MHC began providing radiology and management services at an outpatient Fixed Facility for a hospital customer which resulted in revenues of approximately $0.8 million in 1994. These increases were partially offset by a decrease in contract services revenues. Fee-for-service revenues decreased due primarily to a decrease in the average revenue per procedure. Equipment lease revenues decreased due primarily to contract terminations for rentals of equipment to third parties. Revenues for 1993 exclude $4.5 million of fee-for-service revenues from routes which were reconfigured during 1993 (in connection with the MHC Prior Restructure). The net operating losses of these routes were charged against the accrual of estimated MHC Prior Restructure costs during 1993.

          COSTS OF OPERATIONS:   Costs of operations decreased $1.3 million,
or approximately 3%, during 1994 compared to 1993. Cost of services decreased $0.6 million due primarily to a $0.5 million provision in 1993 for the estimated settlement of sales tax audits primarily related to prior years.

          During 1993, MHC recorded a provision for bad debts of $0.5 million resulting from increased collection problems primarily associated with smaller hospitals and direct patient billings. A similar charge was not recorded in 1994.

          Equipment leases increased $0.6 million and depreciation decreased $1.4 million due primarily to the reclassification of certain leases from capital to operating leases late in 1993, as a result of changes in lease terms and financing arrangements in connection with the MHC Prior Restructure, and due to the settlement with a significant creditor in 1994.

          The net credit of $0.5 million for estimated MHC Prior Restructure costs in 1993 was to adjust MHC's estimate of the net costs of the MHC Prior Restructure, based on the current status of negotiations with its largest creditors at that time. No additional provision or credit was necessary in 1994.

          Costs of operations for 1993 of $46.5 million, exclude $6.1 million of costs from routes that were reconfigured in connection with the MHC Prior Restructure. As previously discussed, the net operating losses of these routes were charged against the accrual of estimated MHC Prior Restructure costs during 1993.

          GROSS PROFIT:   Gross profit increased $2.1 million in 1994
compared to 1993. The increase is primarily attributable to benefits in 1994 resulting from the MHC Prior Restructure, and, as discussed above, 1993 included one-time charges associated with the estimated settlement of sales tax audits and the provision for bad debts.

          CORPORATE OPERATING EXPENSES:   Corporate operating expenses
decreased approximately $1.0 million during 1994 as compared to 1993. The decrease was due primarily to a decrease in the amortization of intangible assets and cost reductions for personnel and facility costs at MHC's headquarters.

          EQUITY IN EARNINGS OF PARTNERSHIPS:   Equity in earnings of
partnerships for 1994 was comparable to 1993. Partnerships which continued to operate under MHC's ownership after 1994 contributed $0.5 million and $0.3 million in 1994 and 1993, respectively, net to equity in earnings of partnerships.

          INTEREST EXPENSE, NET:   Interest expense, net decreased $0.6
million, or 32%, in 1994 as compared to 1993. The decrease was due primarily to the aforementioned reclassification of certain leases from capital to operating leases late in 1993.

          GAIN ON SALE OF PARTNERSHIP INTERESTS:   In December 1994, MHC sold
its interests in three lithotripsy partnerships for approximately $5.0 million in cash which resulted in a pretax gain of approximately $5.0 million.

          EXTRAORDINARY GAIN ON DEBT EXTINGUISHMENTS:   During 1994, MHC
settled its outstanding debt and lease obligations owed to a significant creditor and two smaller creditors which resulted in a net extraordinary gain of approximately $3.3 million. During 1993, MHC finalized an agreement with a senior creditor which resulted in a net extraordinary gain of $1.0 million on the extinguishment of a revolving credit note agreement.

INFLATION

       Inflation in recent years has not had a significant impact on MHC's or AHS's business, and is not expected to adversely affect the Company in the near future.

NEW PRONOUNCEMENTS

       The Company adopted the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123 requires new disclosures regarding employee and non-employee stock-based compensation plans.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                   Index to Consolidated Financial Statements
                   For the Six Months Ended June 30,1996 and for the Years Ended December 31, 1995, 1994 and 1993

                                                                 PAGE NUMBER
                                                                 -----------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                              18

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                              19

CONSOLIDATED BALANCE SHEETS                                           20

CONSOLIDATED STATEMENTS OF OPERATIONS                                 22

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)             23

CONSOLIDATED STATEMENTS OF CASH FLOWS                                 24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            25

SCHEDULE IX - VALUATION AND QUALIFYING ACCOUNTS                       42

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To InSight Health Services Corp.:

We have audited the accompanying consolidated balance sheet of INSIGHT HEALTH SERVICES CORP. (a Delaware corporation) and subsidiaries as of June 30, 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the six months ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InSight Health Services Corp. and subsidiaries as of June 30, 1996, and results of their operations and their cash flows for the six months ended June 30, 1996, in conformity with generally accepted accounting principles.




                                          ARTHUR ANDERSEN LLP




Orange County, California
September 13, 1996

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Maxum Health Corp.:

       We have audited the accompanying consolidated balance sheets of Maxum Health Corp. and Subsidiaries (MHC) as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the related financial statement schedule of valuation and qualifying accounts. These financial statements and schedule are the responsibility of MHC's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MHC at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

       The accompanying financial statements have been prepared assuming that MHC will continue as a going concern. As discussed in Note 3 to the financial statements, MHC is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Notes 1 and
3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



DELOITTE & TOUCHE LLP

Dallas, Texas
March 1, 1996

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                (Amounts in thousands)


                                                    June 30,     December 31,    December 31,
                                                      1996           1995            1994
                                                    --------     ------------    ------------

            ASSETS
            ------
 CURRENT ASSETS:
      Cash and cash equivalents                    $  6,864       $  1,870       $  6,950
      Trade accounts receivable, net                 12,916          6,296          5,181
      Other receivables, net                            973            490          1,138
      Other current assets                            1,708          1,704          1,035
                                                   --------       --------       --------
                Total current assets                 22,461         10,360         14,304
                                                   --------       --------       --------

 DIAGNOSTIC EQUIPMENT HELD FOR SALE                       -            172            575
                                                   --------       --------       --------

 PROPERTY AND EQUIPMENT:
      Vehicles                                          978            967          1,030
      Land, building and leasehold improvements       8,602          1,623            560
      Computer and office equipment                   3,638          2,521          2,274
      Diagnostic and related equipment               18,113          6,577          4,110
      Equipment and vehicles under capital leases    10,479         10,976          6,784
                                                   --------       --------       --------
             Total property and equipment            41,810         22,664         14,758
      Less:  Accumulated depreciation                11,958         10,278          9,486
                                                   --------       --------       --------
             Property and equipment, net             29,852         12,386          5,272
                                                   --------       --------       --------

 INVESTMENT IN PARTNERSHIPS                             359            442            357

 OTHER ASSETS                                           749            899            890

 INTANGIBLE ASSETS, net                              16,965          4,047          1,194
                                                   --------       --------       --------
                                                   $ 70,386       $ 28,306       $ 22,592
                                                   --------       --------       --------
                                                   --------       --------       --------


                        The accompanying notes are an integral
                      part of these consolidated balance sheets.

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                      (Amounts in thousands, except share data)


                                                               June 30,     December 31,    December 31,
                                                                 1996           1995            1994
                                                              --------     ------------    ------------
            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
            ----------------------------------------------
 CURRENT LIABILITIES:
      Current portion of equipment and other notes            $  6,585       $  3,361       $  2,441
      Current portion of capital lease obligations               2,638          2,782          1,587
      Accrued equipment related costs                            3,249          1,546          1,979
      Accounts payable and other accrued expenses                8,328          4,576          6,196
      Accrued payroll and related costs                          1,775            323            514
      Current portion of deferred gain on debt restructure       1,053              -              -
                                                              --------       --------       --------
          Total current liabilities                             23,628         12,588         12,717
                                                              --------       --------       --------

 LONG-TERM LIABILITIES:
      Equipment and other notes, less current portion           31,653         13,156          7,395
      Capital lease obligations, less current portion            3,988          4,667          2,180
      Accrued securities litigation settlement                   1,900          1,900              -
      Deferred gain on debt restructure, less current portion    1,467              -              -
      Other long-term liabilities                                  831              -              -
                                                              --------       --------       --------
          Total long-term liabilities                           39,839         19,723          9,575
                                                              --------       --------       --------

 COMMITMENTS AND CONTINGENCIES (Note 8)

 MINORITY INTEREST                                               1,515              -              -
                                                              --------       --------       --------

 STOCKHOLDERS' EQUITY (DEFICIT) :
     Convertible Series A preferred stock,
        $.001 par value, 3,500,000 shares authorized;
        2,501,760 outstanding at June 30, 1996  stated at        6,750              -              -
     Common stock, $.001 par value, 25,000,000
        shares authorized, 2,710,240 shares outstanding
        at June 30, 1996; $.01 par value, 10,000,000 shares
        authorized, 3,005,055 and 2,953,415 shares
        outstanding at December 31, 1995 and 1994,
        respectively                                                 3             30             29
      Common stock warrant                                           -              7              7
      Additional paid-in capital                                23,100         19,693         19,680
      Accumulated deficit                                      (24,449)       (23,470)       (19,151)
      Treasury stock, at cost                                        -           (265)          (265)
                                                              --------       --------       --------
                 Total stockholders' equity (deficit)            5,404         (4,005)           300
                                                              --------       --------       --------
                                                              $ 70,386       $ 28,306       $ 22,592
                                                              --------       --------       --------
                                                              --------       --------       --------



                     The accompanying notes are an integral part
                        of these consolidated balance sheets.

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in thousands, except shares and per share data)


                                             Six Months Ended          Year Ended          Year Ended          Year Ended
                                                     June 30,        December 31,        December 31,        December 31,
                                                         1996                1995                1994                1993
                                             ----------------        ------------        ------------        ------------
REVENUES:
  Contract services:
     Fee-for-service                                 $ 19,304            $ 37,762            $ 32,834            $ 30,661
     Equipment rental                                     672               1,003               2,775               5,396
     Management fees                                       69                 211                 784               1,044
                                                   ----------          ----------          ----------          ----------
        Total contract services                        20,045              38,976              36,393              37,101
  Patient services                                      5,853              10,605               8,228               6,291
  Other                                                   562               1,028               1,247               1,683
                                                   ----------          ----------          ----------          ----------
        Total revenues                                 26,460              50,609              45,868              45,075

COSTS OF OPERATIONS:
  Cost of services                                     15,899              28,772              26,067              26,629
  Provision for bad debts                                 617               1,669               1,124               1,621
  Equipment leases                                      6,957              14,464              14,581              13,932
  Depreciation                                          2,091               3,273               3,467               4,864
  Credit adjustment to prior restructure provision          -                   -                   -                (490)
                                                   ----------          ----------          ----------          ----------
        Total costs of operations                      25,564              48,178              45,239              46,556
                                                   ----------          ----------          ----------          ----------

GROSS PROFIT (LOSS)                                       896               2,431                 629              (1,481)

CORPORATE OPERATING EXPENSES                            3,983               3,972               4,240               5,244
                                                   ----------          ----------          ----------          ----------
LOSS FROM COMPANY OPERATIONS                           (3,087)             (1,541)             (3,611)             (6,725)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS         138                 348                 834                 685
                                                   ----------          ----------          ----------          ----------

OPERATING LOSS                                         (2,949)             (1,193)             (2,777)             (6,040)

OTHER INCOME (EXPENSE):
  Interest expense, net                                (1,144)             (1,626)             (1,206)             (1,773)
  Provision for securities litigation settlement            -              (1,500)                  -                   -
  Gain on sale of partnership interests                     -                   -               4,957                   -
                                                   ----------          ----------          ----------          ----------
                                                       (1,144)             (3,126)              3,751              (1,773)
                                                   ----------          ----------          ----------          ----------
INCOME (LOSS) BEFORE INCOME TAXES                      (4,093)             (4,319)                974              (7,813)

INCOME TAX EXPENSE                                         65                   -                 160                   -
                                                   ----------          ----------          ----------          ----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                (4,158)             (4,319)                814              (7,813)

EXTRAORDINARY ITEM - Net gain on
 debt extinguishment                                    3,179                   -               3,342               1,036
                                                   ----------          ----------          ----------          ----------

NET INCOME (LOSS)                                  $     (979)         $   (4,319)         $    4,156          $   (6,777)
                                                   ----------          ----------          ----------          ----------
                                                   ----------          ----------          ----------          ----------

INCOME (LOSS) PER COMMON SHARE:
  Income (loss) before extraordinary item          $    (2.99)         $    (3.21)         $     0.58          $    (4.49)
                                                   ----------          ----------          ----------          ----------
                                                   ----------          ----------          ----------          ----------
  Net income (loss)                                $    (0.70)         $    (3.21)         $     2.96          $    (3.89)
                                                   ----------          ----------          ----------          ----------
                                                   ----------          ----------          ----------          ----------
  Weighted average number of common shares
      outstanding                                   1,389,271           1,344,832           1,402,435           1,741,846
                                                    ---------           ---------           ---------           ---------
                                                    ---------           ---------           ---------           ---------




                     The accompanying notes are an integral part of these consolidated financial statements.

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (Amounts in thousands, except share data)


                                     Preferred Stock           Common Stock         Additional          Stockholder
                                    ----------------    ---------------------------  Paid-in Accumulated  Note     Treasury
                                    Shares    Amount    Shares    Amount    Warrant  Capital   Deficit  Receivable   Stock   Total
                                    ------    ------    ------    ------    -------  -------   -------  ----------   -----   -----
BALANCE AT DECEMBER 31, 1992          -    $    -     2,906,762    $29      $  -     $19,179  $(16,530)    $(131)  $ (45)   $2,502
  Stock issued under employee
   purchase plan                      -         -        42,726      -         -          43         -         -       -        43
  Repayment of stockholder
   note receivable                    -         -             -      -         -           -         -        21       -        21
  Capital contribution-former
   stockholder and creditor           -         -             -      -         -         457         -         -       -       457
  Issuance of common stock
   warrant                            -         -             -      -         7           -         -         -       -         7
  Surrender of 588,750 shares
   of Treasury stock in
   connection with debt
   extinguishment                     -         -             -      -         -           -         -         -    (110)     (110)
  Net loss                            -         -             -      -         -           -    (6,777)        -       -    (6,777)
                                  -----    ------     ---------  -----     -----     -------  --------   ------- -------   -------
BALANCE AT DECEMBER 31, 1993          -         -     2,949,488     29         7      19,679   (23,307)     (110)   (155)   (3,857)
  Stock issued under employee
   purchase plan                      -         -         3,927      -         -           1         -         -       -         1
  Surrender of 132,750 shares
   of treasury stock in
   settlement of stockholder
   note receivable                    -         -             -      -         -           -         -       110    (110)        -
  Net income                          -         -             -      -         -           -     4,156         -       -     4,156
                                  -----    ------     ---------  -----     -----     -------  --------   ------- -------   -------
BALANCE AT DECEMBER 31, 1994          -         -     2,953,415     29         7      19,680   (19,151)        -    (265)      300
  Stock issued under employee
   purchase plan                      -         -        51,640      1         -          13         -         -       -        14
  Net loss                            -         -             -      -         -           -    (4,319)        -       -    (4,319)
                                  -----    ------     ---------  -----     -----     -------   --------  ------- -------   -------
BALANCE AT DECEMBER 31, 1995          -         -     3,005,055     30         7      19,693   (23,470)        -    (265)   (4,005)
  Issuance of Series A
   Preferred Stock and
   cancellation of common
   stock warrant              1,250,880     3,375             -      -        (7)          -         -         -       -     3,368
  Acquisition of AHS          1,250,880     3,375     1,349,908      1         -       3,644         -         -       -     7,020
  Retirement of MHC'S
  Treasury stock                      -         -             -      -         -        (265)        -         -     265         -
  Reset the par value of
   InSight common stock
   issued in exchange for
   MHC's  common stock                -         -    (1,644,723)   (28)        -          28         -         -       -         -
  Net loss                            -         -             -      -         -           -      (979)        -       -      (979)
                              ---------    ------     ---------   -----    -----     -------  --------   ------- -------   -------
BALANCE AT JUNE 30, 1996      2,501,760    $6,750     2,710,240   $  3     $   -     $23,100  $(24,449)      $ -   $   -   $ 5,404
                              ---------    ------     ---------   -----    -----     -------  --------   ------- -------   -------
                              ---------    ------     --------    -----    -----     -------  --------   ------- -------   -------


The accompanying notes are an integral part of these consolidated financial statements.

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Amounts in thousands)


                                             Six Months Ended          Year Ended          Year Ended          Year Ended
                                                     June 30,        December 31,        December 31,        December 31,
                                                         1996                1995                1994                1993
                                             ----------------        ------------        ------------        ------------
OPERATING ACTIVITIES:
  Net income (loss)                                $     (979)         $   (4,319)         $    4,156          $   (6,777)
  Adjustments to reconcile net income
   (loss) to net cash
   provided by operating activities:
    Depreciation and amortization                       4,022               4,060               3,913               6,390
    (Gain) loss on disposal of assets                    (133)                (35)               (112)                293
    Provision for securities litigation
     settlement                                             -               1,500                   -                   -
    Gain on sale of partnership interests                   -                   -              (4,957)                  -
    Operating expenses financed by issuance
     of debt                                            1,015               2,330               2,672                   -
    Credit adjustment to prior restructure
     provision                                              -                   -                   -                (490)
    Extraordinary gain on debt
     extinguishments                                   (3,179)                  -              (3,342)             (1,036)
  Cash provided by (used in) changes in
     operating assets and liabilities:
      Payments for restructure costs                        -                   -                (700)             (1,502)
      Receivables                                        (174)               (524)                (38)              1,171
      Other current assets                               (851)               (110)                782                 694
      Accounts payable and other current
       liabilities                                        975              (1,089)              1,088               3,019
                                                   ----------          ----------          ----------          ----------
          Net cash provided by operating
           activities                                     696               1,813               3,462               1,762
                                                   ----------          ----------          ----------          ----------

INVESTING ACTIVITIES:
  Cash acquired in acquisition of AHS                   5,489                   -                   -                   -
  Acquisition of Centers                                    -              (1,855)               (510)                  -
  Acquisition of customer contracts
   and intangibles                                          -              (2,108)                  -                   -
  Proceeds from termination of partnership                  -                   -                   -                 204
  Proceeds from sales of assets                           369                 745               1,358                   -
  Proceeds from sale of partnership interests               -                   -               5,007                   -
  Additions to property and equipment                    (960)               (548)               (349)               (715)
  Decrease in other assets, net                           195                 190                 582               3,012
                                                   ----------          ----------          ----------          ----------
          Net cash provided by (used in)
           investing activities                         5,093              (3,576)              6,088               2,501
                                                   ----------          ----------          ----------          ----------

FINANCING ACTIVITIES:

  Payments of debt and capital lease obligations       (2,302)             (6,020)             (4,752)             (3,376)
  Proceeds from issuance of debt                        1,507               2,689                 268               1,648
  Net repayments on revolving note payable                  -                   -                (250)             (2,300)
  Capital contribution - former stockholder and creditor    -                   -                   -                 457
  Other, net                                                -                  14                   1                  64
                                                   ----------          ----------          ----------          ----------
          Net cash used by financing activities          (795)             (3,317)             (4,733)             (3,507)
                                                   ----------          ----------          ----------          ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        4,994              (5,080)              4,817                 756
CASH AND CASH EQUIVALENTS:


  Beginning of period                                   1,870               6,950               2,133               1,377
                                                   ----------          ----------          ----------          ----------
  End of period                                    $    6,864          $    1,870          $    6,950          $    2,133
                                                   ----------          ----------          ----------          ----------
                                                   ----------          ----------          ----------          ----------
SUPPLEMENTAL INFORMATION (Note 13)



                     The accompanying notes are an integral part of these consolidated financial statements.

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  MERGER

    InSight Health Services Corp. ("InSight" or the "Company") is a Delaware corporation formed on February 23, 1996 in connection with the Agreement and Plan of Merger, dated as of February 26, 1996 (the "Merger Agreement"), among American Health Services Corp., a Delaware corporation ("AHS"), Maxum Health Corp., a Delaware corporation ("MHC" or "Maxum"), InSight and two wholly owned subsidiaries of InSight, AHSC Acquisition Company, a Delaware corporation ("AHSC Acquisition"), and MXHC Acquisition Company, a Delaware corporation ("MXHC Acquisition"). Pursuant to the terms of the Merger Agreement, (i) AHSC Acquisition merged with and into AHS and MXHC Acquisition merged with and into Maxum (collectively, the "Merger"), (ii) each outstanding share of common stock, par value $.03 per share, of AHS ("AHS Common Stock") was converted into the right to receive one-tenth of a share of common stock, par value $.001 per share, of InSight ("InSight Common Stock"), (iii) each outstanding share of Series B Senior Convertible Preferred Stock, par value $.03 per share, of AHS ("AHS Series B Preferred Stock") which was convertible into 100 shares of AHS Common Stock was converted into the right to receive 10 shares of InSight Common Stock, (iv) each outstanding share of Series C Preferred Stock, par value $.03 per share, of AHS (the "AHS Series C Preferred Stock"), which was issued immediately prior to the consummation of the Merger, was converted into the right to receive 1.25088 shares of Series A Preferred Stock, par value $.001 per share, of InSight (the "InSight Series A Preferred Stock"), (v) each outstanding share of common stock, par value $.01 per share, of Maxum ("Maxum Common Stock") was converted into the right to receive .598 of a share of InSight Common Stock,
(vi) each outstanding share of Series B Preferred Stock, par value $.01 per share, of Maxum (the "Maxum Series B Preferred Stock"), which was issued immediately prior to the consummation of the Merger, was converted into the right to receive 83.392 shares of InSight Series A Preferred Stock, and (vii) each outstanding option, warrant or other right to purchase AHS Common Stock and Maxum Common Stock was converted into the right to acquire, on the same terms and conditions, shares of InSight Common Stock, with the number of shares and exercise price applicable to such option, warrant or other right adjusted based on the applicable exchange ratio for the underlying AHS Common Stock or Maxum Common Stock.

    Concurrent with the consummation of the Merger, AHS and MHC completed a debt restructuring with General Electric Company, GE Medical, the primary creditor of MHC and AHS, and General Electric Capital Corporation. This restructuring resulted in the reduction of certain debt and operating lease obligations and cancellation of certain stock warrants of MHC and AHS in exchange for, among other things, the issuance to GE Medical, immediately prior to the consummation of the Merger, of Maxum Series B Preferred Stock and AHS Series C Preferred Stock. In connection with this restructuring, MHC recorded the extinguishment of $9.0 million of long-term debt obligations and an extraordinary gain representing the difference in the carrying value ($9.0 million) of the debt obligations settled over the fair value ($3.4 million) of the Maxum Series B Preferred Stock issued to GE Medical. In accordance with the provisions of troubled debt accounting, a portion of the extraordinary gain, equal to the sum of the current and long-term portions of future interest payable on all remaining GE Medical debt and capital lease obligations of $1.0 million and $1.5 million, respectively, was deferred and will be reduced by future interest payments over the terms of the respective debt instruments.

    At the effective time of the Merger, MHC Series B Preferred Stock and AHS Series C Preferred Stock issued to GE Medical was converted into the right to receive such number of shares of InSight Series A Preferred Stock that is convertible into such number of shares of InSight Common Stock representing approximately 48% of InSight Common Stock outstanding at the effective time of the Merger (after giving effect to such conversion). Under an amended equipment maintenance service agreement, GE Medical will also be entitled to receive certain supplemental service fee payments based on future pretax income of InSight.

    The Merger was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. MHC is treated as the acquiror for accounting purposes, based upon the relative revenues, book values and other factors. THE CONSOLIDATED FINANCIAL STATEMENTS PRESENTED HEREIN REPRESENT THE OPERATING RESULTS OF MHC ONLY, EXCEPT FOR THE CONSOLIDATED BALANCE SHEET AT JUNE 30, 1996, WHICH REFLECTS THE ACQUISITION OF AHS ON JUNE 26, 1996. Management believes the results of operations of AHS for the period from June 27, 1996 to June 30, 1996 are immaterial to the Consolidated Financial Statements taken as a whole.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a.   NATURE OF BUSINESS

    The Company provides diagnostic imaging, treatment and related services to hospitals, physicians and their patients through its imaging network in 30 states throughout the United States, with a substantial presence in southern California, primarily Los Angeles County, and northern Texas, primarily the Dallas/Ft. Worth metroplex. The Company's services are provided through a network of 39 mobile magnetic resonance imaging (MRI) facilities (Mobile Facilities), 14 fixed-site MRI facilities (Fixed Facilities), 8 multi-modality imaging centers (Centers), two Leksell Stereotactic Gamma Unit treatment centers (Gamma Knife), and one radiation oncology center. An additional radiation oncology center is operated by the Company as a part of one of its Centers.

    b.   CONSOLIDATED FINANCIAL STATEMENTS

    The consolidated financial statements include the accounts of InSight and its wholly owned subsidiaries, MHC and AHS (Note 1). The Company's investment interests in partnerships (the Partnerships) are accounted for under the equity method of accounting for ownership of 50 percent or less when the Company does not exercise significant control over the operations of the Partnership and have primary responsibility for the Partnership's long-term debt. The Company's consolidated financial statements include two Partnerships which have been accounted for under the equity method (Note
    12).

    At June 30, 1996, the Company's consolidated balance sheet includes two 50 percent owned Partnerships and one less than 50 percent owned limited liability company. Since the Company controls the operations of these 50 percent or less owned entities and is primarily responsible for the associated long-term debt, management believes that consolidation of these entities is the most meaningful financial statement presentation (Note 12).

    Significant intercompany balances have been eliminated.

    c.   USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    d.   REVENUE RECOGNITION

    Revenues from contract fee-for-service (primarily Mobile Facilities) and from patient services (primarily Centers) are recognized when services are provided. Patient services revenues are presented net of related contractual adjustments. Equipment rental revenues, management fees and other revenues are recognized over the applicable contract period. Revenues collected in advance are recorded as unearned revenue.

    e.   CASH EQUIVALENTS

    Cash equivalents are generally composed of highly liquid investments with original maturities of three months or less, such as certificates of deposit and commercial paper.

    f.   DIAGNOSTIC EQUIPMENT HELD FOR SALE

    Diagnostic equipment held for sale is stated at the lower of cost or the estimated net realizable value and consists of older owned Mobile Facilities.

    g.   PROPERTY AND EQUIPMENT

    Property and equipment are depreciated and amortized on the straight-line method using the following estimated useful lives:

         Vehicles                                     3 to 8 years
         Buildings                                    7 to 19 years
         Leasehold improvements                       Term of lease
         Computer and office equipment                3 to 8 years
         Diagnostic and related equipment             5 to 8 years
         Equipment and vehicles under capital leases  Term of lease

    The Company capitalizes expenditures for betterments and major renewals. Maintenance, repairs and minor replacements are charged to operations as incurred. When assets are sold or otherwise disposed of, the cost and related reserves are removed from the accounts and any resulting gain or loss is included in the results of operations.

    h.   INTANGIBLE ASSETS

    The Company assesses the recoverability of its intangible assets (including goodwill) by determining whether the intangible asset balance can be recovered over the remaining amortization period through projected nondiscounted future cash flows. If projected future cash flows indicate that the unamortized intangible asset balances will not be recovered, an adjustment is made to reduce the net intangible asset to an amount consistent with projected future cash flows discounted at the Company's incremental borrowing rate. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

    The Company has classified as goodwill the cost in excess of fair value of the net assets acquired in purchase transactions. Intangible assets are amortized on the straight-line basis over the following periods:

              Goodwill                           6 to 20 years
              Non-compete agreements             5 to 7 years
              Customer service contracts         2 years
              Certificates of need               6 years

    i.   INCOME TAXES

    The Company accounts for income taxes using the liability method in accordance with the Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (SFAS No. 109), whereby the Company recorded the benefit of its net operating loss carryforwards and also recorded a valuation allowance for the entire amount.

    j.   INCOME (LOSS) PER COMMON SHARE

    The number of shares used in computing income (loss) per common share is equal to the weighted average number of common and common equivalent shares outstanding during the respective period, adjusted retroactively for the conversion of Maxum Common Stock into InSight Common Stock as a result of the Merger. Common stock equivalents relating to options, warrants and convertible preferred stock are not included in 1996, 1995, 1994 and 1993, due to their antidilutive effect.

    k.   FAIR VALUE OF FINANCIAL INSTRUMENTS

    Fair value of financial instruments are estimated using available market information and other valuation methodologies. The fair value of the Company's financial instruments is estimated to approximate the related book value, unless otherwise indicated.

    l.   POST-EMPLOYMENT AND POST-RETIREMENT BENEFITS

    The Company does not provide post-employment or post-retirement benefits to employees. Accordingly, Statement of Financial Accounting Standard
    No. 112, Employers Accounting for Post-Employment Benefits, and Statement of Financial Accounting Standard No. 106,

    Employers Accounting for Post-Retirement Benefits have no impact on the Company's financial statements.

    m.   NEW PRONOUNCEMENTS

    In 1996, the Company adopted the provisions of the Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS No. 121).

    The Company adopted the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123 requires new disclosures regarding employee and non-employee stock-based compensation plans.

    n.   RECLASSIFICATIONS

    Reclassifications have been made to certain 1995, 1994 and 1993 amounts to conform to the 1996 presentation.

3.  PRIOR RESTRUCTURE OF MHC'S OPERATIONS AND FINANCIAL OBLIGATIONS

    During recent years, MHC experienced many adverse market conditions and was significantly impacted by continued deterioration and uncertainties in the health care industry. In 1992, MHC recorded a charge of $7.5 million in anticipation of a restructure of its operations and financial obligations (the Prior Restructure). MHC began executing the Prior Restructure in 1993 and completed it in 1994. In 1993, MHC recorded a net credit adjustment of $0.5 million to the Prior Restructure provision, resulting in a net charge associated with the Prior Restructure of $7.0 million.

    The Prior Restructure involved the reconfiguration, consolidation and wind-down of certain Mobile Facilities and partnerships in which MHC had ownership interests. In addition, significant cost reductions at MHC's headquarters were achieved and a broad restructuring and/or settlement of obligations with all of MHC's significant creditors and certain smaller creditors were completed. Extraordinary gains from extinguishment of debt, associated with these restructured and settled obligations, of $1.0 million and $3.3 million, were recorded in 1993 and 1994, respectively.

    GE Medical provided financing for the settlement of obligations with MHC's two other significant creditors. In return for certain concessions made by GE Medical, MHC agreed to certain contingent lease rental adjustments over the remaining lease terms (Note 8) and issued a common stock warrant for 700,000 shares. As a result of the Merger, the common stock warrant was canceled. In addition, MHC sold its technical services division to GE Medical in 1994. Consideration for the sale included cash and future discounts on maintenance services to be realized over approximately five years.

    By the end of 1994, MHC had completed the Prior Restructure and had achieved the objectives of reducing negative cash flow in the near-term, improving current and near-term viability and enhancing the potential for long-term viability. The favorable results of the Prior Restructure, however, were diminished by continued deterioration in the industry. MHC continued to operate while experiencing negative cash flow by completing transactions involving the financing of certain lease and other operating expenses with GE Medical, and the disposal of certain assets and partnership interests.

    As of December 31, 1995, MHC did not have the resources to support its existing debt service and lease requirements and the obligation to settle pending securities litigation (Note 14). The accompanying December 31, 1995 financial statements were prepared on a going concern basis, and accordingly did not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities had MHC been unable to continue as a going concern. In June 1996, the financial accommodation transactions with GE Medical were closed and the Merger was consummated (Note 1).

4.  ACQUISITIONS

    In June 1996, InSight, MHC and AHS completed the Merger (Note 1). The Merger was accounted for under the purchase method with MHC being treated as the acquiror for accounting purposes.

    In April 1995, MHC purchased certain assets, primarily Mobile Facilities of $2.4 million and intangible assets of $2.0 million in Ohio and Indiana. MHC paid approximately $2.1 million in cash and assumed certain equipment related liabilities of approximately $2.3 million.

         In October 1995, MHC acquired two Centers in Dallas, Texas. The transaction included the purchase of certain assets, primarily diagnostic equipment of $1.1 million and intangible assets of $1.0 million, and the assumption of $0.5 million of equipment related liabilities. The purchase price of $1.6 million and an additional $0.7 million for working capital requirements were financed by GE Medical. MHC began providing services at both Centers effective October 1, 1995 and, in December 1995, completed the planned consolidation of the two Centers and an existing Center acquired in 1991, which resulted in additional acquisition related costs of $0.2 million.

    These acquisitions were accounted for under the purchase method. Accordingly, the results of related operations have been included in the consolidated financial statements since the applicable acquisition dates. The pro forma effects of these acquisitions, as if they had occurred as of January 1, 1995, are summarized as follows (amounts in thousands):

                                             Six Months Ended     Year Ended
                                              June 30, 1996    December 31, 1995
                                             ---------------   -----------------

    Revenues                                     $   44,249        $   92,507
    Expenses                                         49,474            98,528
                                                 ----------        ----------
    Loss before extraordinary item                   (5,225)           (6,021)
    Extraordinary item                                3,179                 -
                                                 ----------        ----------
    Net loss                                     $   (2,046)       $   (6,021)
                                                 ----------        ----------
                                                 ----------        ----------
    Loss per share before extraordinary item          (1.93)       $    (2.22)
                                                 ----------        ----------
                                                 ----------        ----------
    Net loss per share                           $    (0.75)       $    (2.22)
                                                 ----------        ----------
                                                 ----------        ----------


    The pro forma results for 1996 and 1995 include $0.3 million and $1.2 million of amortization of intangibles, respectively, and $0.5 million of interest expense in 1995 related to these acquisitions. The pro forma results do not include the interest and lease savings resulting from the Merger.

5.  TRADE RECEIVABLES

    Trade receivables are comprised of the following (amounts in thousands):

                                                                  December 31,
                                                    June 30,    -------------
                                                      1996       1995     1994
                                                   ---------     ----     ----

    Trade receivables                              $ 23,004  $ 10,199  $ 8,532
    Less:  Allowances for doubtful accounts and
            contractual adjustments                   7,808     3,283    2,893
           Allowances for professional fees           2,280       620      458
                                                   --------  --------  -------

    Net trade receivables                          $ 12,916  $  6,296  $ 5,181
                                                   --------  --------  -------
                                                   --------  --------  -------

    Net trade receivables arise from revenue
     generated by:

    Patient services                               $  7,362  $  2,478  $ 1,830
    Fee-for-service                                   4,693     3,643    3,184
    Other                                               861       175      167
                                                   --------  --------  -------
    Net trade receivables                          $ 12,916  $  6,296  $ 5,181
                                                   --------  --------  -------
                                                   --------  --------  -------

    Receivables related to patient services revenues are due primarily from managed care organizations, patients' private insurance companies and government payors. Receivables arising from fee-for-service revenues are due primarily from hospitals.

    The allowance for doubtful accounts and contractual adjustments include management's estimate of the amounts expected to be written off on specific accounts and for write-offs on other as yet unidentified accounts included in accounts receivable. In estimating the write-offs and adjustments on specific accounts, management relies on a combination of in-house analysis and a review of contractual payment rates from private health insurance programs or under the federal Medicare program. In estimating the allowance for unidentified write-offs and adjustments, management relies on historical experience. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the allowance for doubtful accounts and contractual adjustments in the financial statements at June 30, 1996.

    The Company reserves a contractually agreed upon percentage at several of its Centers, averaging 20 percent of the accounts receivable balance from patients, for payments to radiologists for interpreting the results of the diagnostic imaging procedures. Payments to radiologists are only due when amounts are received. At that time, the balance is transferred from the allowance account to a professional fees payable account.

6.  INTANGIBLE ASSETS

    Intangible assets consist of the following (amounts in thousands):

                                                                 December 31,
                                                    June 30,    -------------
                                                     1996       1995     1994
                                                    --------    ----     ----

    Total intangible assets                        $ 17,861  $  4,822  $ 1,447
    Less:  Accumulated amortization                     896       775      253
                                                   --------  --------  -------
                                                   $ 16,965  $  4,047  $ 1,194
                                                   --------  --------  -------
                                                   --------  --------  -------

    Goodwill                                       $ 16,382  $  3,338  $ 1,182
    Non-compete agreements                              245       191        -
    Customer service contracts                          113       188        -
    Certificates of need                                158       175        -
    Other                                                67       155       12
                                                   --------  --------  -------
                                                   $ 16,965  $  4,047  $ 1,194
                                                   --------  --------  -------
                                                   --------  --------  -------

    In connection with the Merger and MHC's acquisitions in 1996 (Note 1) and 1995 (Note 4), MHC recorded $13.6 million and $3.4 million of intangible assets, respectively. On December 31, 1994, MHC acquired the remaining 40% interest in a Center, 60% of which was acquired in 1992, and recorded goodwill of $0.5 million. Projected future cash flows for two of MHC' Centers at June 30, 1996 indicated that the unamortized goodwill of $1.4 million and the unamortized deferred organizational costs of $0.1 million related to these two Centers were not recoverable. Therefore, in accordance with the

Company's policy, the intangible assets related to these Centers were written off as of June 30, 1996. Amortization of intangible assets of $1.9 million (including the $1.5 million discussed above), $0.6 million, $0.2 million and $0.9 million for the six months ended June 30, 1996 and for the years ended December 31, 1995, 1994, and 1993, respectively, is included in Corporate Operating Expenses.

7.  EQUIPMENT AND OTHER NOTES PAYABLE

    Equipment and other notes payable consists of the following (amounts in thousands):

                                                                December 31,
                                                    June 30,   -------------
                                                     1996      1995     1994
                                                    --------   ----     ----
    Notes payable to GE Medical, bearing
    interest at rates which range from 8
    percent  to 12.5 percent, maturing at
    various dates through February 2005.
    The notes are secured by substantially
    all of the Company's assets.                   $ 36,072   $15,374   $9,316

    Notes payable to third parties (other
    than banks), bearing interest at rates
    which range from 6.6 percent to 10 percent,
    maturing at various dates through May 2000.
    The notes are primarily secured by certain
    diagnostic equipment.                               935     1,143      520

    Other notes payable.                              1,231         -        -
                                                   --------   -------   ------
    Total notes payable                              38,238    16,517    9,836
    Less:  Current portion                            6,585     3,361    2,441
                                                   --------   -------   ------
    Long-term debt                                 $ 31,653   $13,156   $7,395
                                                   --------   -------   ------


    Scheduled maturities of long-term debt at June 30, 1996, are as follows (amounts in thousands):

              1997                     $6,585
              1998                      7,644
              1999                      7,934
              2000                      6,885
              2001                      2,799
              Thereafter                6,391
                                      -------
                                      $38,238
                                      -------
                                      -------

    The terms of the notes payable to GE Medical include certain restrictive covenants which, among others, limit capital expenditures and restrict payment of dividends. As of June 30, 1996, the Company was in compliance with these covenants.

    Interest expense on debt related to GE Medical for the six months ended June 30, 1996 and the years ended December 31, 1995, 1994 and 1993, was $0.8 million, $1.0 million, $0.6 million, and $0.3 million, respectively.

8.  LEASE OBLIGATIONS AND COMMITMENTS

    The Company is leasing diagnostic equipment, certain other equipment and its office facilities under various capital and operating leases. Future minimum scheduled rental payments required under these noncancelable leases at June 30, 1996, are as follows (amounts in thousands):

                                                 Capital        Operating
                                                 -------        ---------

              1997                               $ 3,180        $ 19,768
              1998                                 2,494          16,589
              1999                                 1,224          11,493
              2000                                   681           5,360
              2001                                    46           2,488
              Thereafter                               -             496
                                                 -------        --------
    Total minimum lease payments                   7,625        $ 56,194
                                                                --------
                                                                --------

    Less:  Amounts representing interest             999
                                                 -------
    Present value of capital lease obligations     6,626
    Less:  Current portion                         2,638
                                                 -------
    Long term capital lease obligations          $ 3,988
                                                 -------
                                                 -------

    As of June 30, 1996, a substantial amount of equipment leased by the Company is subject to contingent rental adjustments dependent on certain operational factors through 1999. The Company's future operating and capital lease obligations to GE Medical were approximately $33.2 million and $4.3 million, respectively.

    Rental expense for diagnostic equipment and other equipment for the six months ended June 30, 1996 and for the years ended December 31, 1995, 1994 and 1993, was $7.0 million, $14.5 million, $14.6 million, and $13.9 million, respectively. These amounts include contingent rental expense of $0.2 million, $0.5 million, $0.8 million and $0.5 million for the six months ended June 30, 1996 and for the years ended December 31, 1995, 1994 and 1993, respectively.

    The Company occupies office facilities under lease agreements expiring through August 2000. Rental expense for these facilities for the six months ended June 30, 1996 and for the years ended December 31, 1995, 1994 and 1993, was $0.3 million, $0.6 million, $0.6 million, and $0.8 million, respectively.

9.  CAPITAL STOCK

    Warrants - In connection with the Prior Restructure discussed in Note 3,
MHC issued a warrant for 700,000 shares of its Common Stock to GE Medical.
This warrant was canceled in connection with the Merger (Note 1).
Additionally, InSight assumed a warrant to purchase 20,000 shares of its common stock at an exercise price of $2.50 per share issued to the estate of Cal Kovens, a former director of AHS.

         STOCK OPTIONS - MHC has a stock option plan and AHS has three stock option plans which provided for the granting of incentive or nonstatutory stock options to key employees, non-employee directors and independent contractors. In addition, in August 1994, MHC issued options to purchase 44,850 shares to non-employee directors. These options were not covered by an existing plan but were approved at MHC's June 25, 1996 stockholders' meeting. The Company also has two stock option plans which provide for the granting of incentive and nonstatutory stock options to key employees, independent contractors and non-employee directors. Incentive stock options must have a exercise price of at least the fair market value of InSight Common Stock on the grant date. Options become vested cumulatively over various periods up to four years from the grant date, are exercisable in whole or in installments, and expire five or ten years from the grant date. Pursuant to the Merger, the Company assumed all of MHC's and AHS's outstanding options at June 26, 1996. No shares are available for future grants under the MHC and AHS plans; however, shares are available for future grants of options under the Company's two stock option plans. The following table summarizes stock option activity for the years ended December 31, 1993, 1994, and 1995 and for the six months ended
    June 30, 1996, with shares and prices adjusted retroactively for the applicable exchange ratio in the Merger:

                                                           Exercise Price
                                                           Per Share Range
                                           Number of       ---------------
                                            Shares         From         To
                                           ---------       ----         --

    Outstanding at December 31, 1992      242,070          $1.39       $19.72
    Granted                                44,850           1.25         1.25
    Forfeited                            (102,108)          7.84        19.72
                                         --------          -----       ------
    Outstanding at December 31, 1993      184,812           1.25        16.94
    Granted                                91,195           0.10         0.42
    Canceled                              (55,315)          1.39        19.72
    Forfeited                             (55,494)          1.39         8.26
                                          -------          -----       ------
    Outstanding at December 31, 1994      165,198           0.10        16.94
    Granted                                53,820           0.84         0.84
    Canceled                              (14,950)          0.15        16.94
                                          -------          -----       ------
    Outstanding at December 31, 1995      204,068           0.10        15.64
    Granted                                89,850           0.10         5.37
    AHS Options Assumed                    76,000           2.50        16.20
                                         --------          -----       ------
    Outstanding at June 30, 1996          369,918           0.10        16.20
                                         --------          -----       ------
                                         --------          -----       ------
    Exercisable at June 30, 1996          263,378           0.10        16.20
                                         --------          -----       ------
                                         --------          -----       ------

    Stock Purchase Plan - MHC had an Employee Stock Purchase Plan which provided for the sale of up to 375,000 shares of common stock. MHC's Board of Directors terminated the Plan at the effective time of the Merger.

10. INCOME TAXES

    The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, which requires the asset and liability method of accounting for income taxes. The provision for income taxes for the six months ended June 30, 1996 and for the year ended December 31, 1994 represents primarily state and federal tax expenses under the Alternative Minimum Tax
(AMT). Deferred income tax assets and liabilities, which arise from temporary differences between the financial statement and tax bases of assets and liabilities, are as follows at June 30, 1996 (amounts in thousands):


     Reserves                                                $   2,148
     Accrued expenses, not currently deductible                  1,222
     Deferred gain on debt restructure                             887
     Depreciation and amortization                                (126)
     Other                                                         153
     NOL carryforwards                                          13,896
     Valuation allowance                                       (18,180)
                                                              --------
         Total                                                $      -
                                                              --------
                                                              --------

     As of June 30, 1996, the Company had net operating loss carryforwards of approximately $38.5 million, expiring in 2004 through 2010. As a result of the Merger, there will be a substantial limitation on the use of these net operating loss carryforwards. The amount of that limitation has not yet been determined.

     A valuation allowance is provided against the deferred tax asset when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has established a valuation allowance for the deferred tax allowance for the deferred tax asset as, in management's best estimate, it is not likely to be realized in the near term.

11.  RETIREMENT SAVINGS PLANS

     The Company, through MHC, has a 401(k) profit sharing plan (the MHC Plan) for all MHC employees, whereby MHC may match a percentage of employee contributions to the Plan and make additional contributions on behalf of the employees at the discretion of its Board of Directors. Contributions of $50,000, $100,000, $62,000 and $40,000 were made during the six months ended June 30, 1996 and the years ended December 31, 1995, 1994 and 1993, respectively. Contributions of $12,000 in 1994 and the full amount in 1993 were funded with forfeitures.

     The Company, through AHS, has a 401(k) profit sharing plan (the AHS Plan) for all AHS employees, whereby AHS matches a percentage of employee contributions to the AHS Plan.

     Subsequent to June 30, 1996, the Company combined the MHC Plan and the AHS Plan into one plan (the Plan). Under this Plan, which is available to all eligible employees, the Company will match a percentage of employee contributions to the Plan.

12.  INVESTMENTS IN AND TRANSACTIONS WITH PARTNERSHIPS

     The Company, through MHC, has direct ownership in two Partnerships at June 30, 1996, both of which operate Centers. MHC owns 43.75% and 50% of these Partnerships, serves as the managing general partner and provides certain management services under agreements expiring in 2007 and 2004, respectively. These Partnerships are accounted for under the equity method since the Company does not exercise significant control over the operations of these Partnerships or have primary responsibility for the

Partnership's long-term debt. Set forth below is certain financial data of the Partnerships (amounts in thousands):

                                                             December 31,
                                         June 30,     ------------------------
                                           1996         1995             1994
                                         --------     --------         -------
     Combined Financial Position:
     Current assets:
     Cash                             $   549        $   582           $    93
          Trade receivables,
           less allowances                721            675               624
          Other                            31             24                66
     Property and equipment, net          442            566               309
                                      -------        -------           -------
     Total assets                       1,743          1,847             1,092
     Current liabilities                 (358)          (238)             (256)
     Due to MHC                          (269)          (499)                -
     Long-term liabilities               (226)           (82)              (20)
                                      -------        -------           -------
     Net assets                       $   890        $ 1,028           $   816
                                      -------        -------           -------
                                      -------        -------           -------

     Set forth below are the combined operating results of the Partnerships and the Company's equity in earnings of the Partnerships (amounts in thousands):


                                  Six Months       Years Ended December 31,
                                 Ended June 30, ------------------------------
                                      1996        1995       1994        1993
                                    --------    --------   --------    -------
     Operating Results:
     Net revenues                  $   2,346    $ 4,455    $ 13,456    $ 16,162
     Expenses                          2,002      3,636       9,217      12,223
                                   ---------    -------    --------    --------
     Net income                    $     344    $   819    $  4,239    $  3,939
                                   ---------    -------    --------    --------
                                   ---------    -------    --------    --------

     Equity in Earnings:
     Share of net income of
       Partnerships                $     138    $   348    $    876    $    650
     Minority interest                     -          -         (42)        (15)
     Amortization of deferred gain         -          -           -          50
                                   ---------    -------    --------    --------
     Equity in earnings of
      partnerships                 $     138    $   348    $    834    $    685
                                   ---------    -------    --------    --------
                                   ---------    -------    --------    --------

     REVENUES OF THE PARTNERSHIPS are recognized when services are provided to patients at established billing rates or at the amount realizable under agreements with third party payors, with the provision for contractual adjustments deducted to report net patient services revenues. The Partnerships' patient receivables are generally reimbursed by managed care organizations, and/or patient's private insurance companies, with the remainder of the patient receivables reimbursed by health care plans and government payors.

     LEASE COMMITMENTS OF THE PARTNERSHIPS exist under various operating leases for equipment and office space. Future minimum lease payments for the Partnerships' noncancelable leases at June 30, 1996, are as follows (amounts in thousands):

                                               Capital      Operating
                                               -------     ----------
     1997                                          $102         $  764
     1998                                           102            727
     1999                                            43            152
     2000                                            36              -
                                                   ----         ------
                                                   $283         $1,643
                                                   ----         ------
                                                   ----         ------

     The Company, through AHS, has direct ownership in two Partnerships and one limited liability company, all of which operate Centers. AHS owns 50% of each of the Partnerships and 35% of the limited liability company. Since the Company controls the operations and is primarily responsible for the associated long-term debt, the Centers have been included in the Company's consolidated balance sheet at June 30, 1996. The summarized condensed balance sheet data of the Company's three 50 percent or less owned and controlled entities which are consolidated into the Company's balance sheet at June 30, 1996 is as follows (amounts in thousands):

     Current assets                             $ 2,327
     Total assets                                 3,955
     Current liabilities                          1,019
     Long-term debt                                 416
     Minority interest equity                     1,391

     In December 1994, MHC sold the common stock of three wholly owned subsidiaries, whose primary operations were equity interests of approximately 20% in each of three partnerships that provided lithotripsy services, for approximately $5.0 million in cash. MHC's investment in and share of earnings of these partnerships had been reported in MHC's financial statements using the equity method of accounting. This transaction resulted in a pretax gain of approximately $5.0 million in 1994. In addition, two other Partnerships which provided services through mobile MRI and CT facilities were terminated in 1994.

     MHC leased equipment to certain Partnerships under direct financing leases and operating leases, and arranged for equipment maintenance services. In connection with providing these and other services, MHC received management fees related to certain Partnerships. Revenues related to these Partnership activities included in MHC's financial statements for the years ending December 31, 1994 and 1993 were $1.3 million and $3.5 million, respectively. Substantially all of these revenues relate to Partnerships that were sold or terminated in 1994 or 1993.

     At June 30, 1996, the Company has a receivable of $0.3 million related to certain lease and operating expenses of the two existing Partnerships that are accounted for under the equity method of accounting.

13.  SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (amounts in thousands):


                                                   Six Months
                                                 Ended June 30,    Years Ended December 31,
                                                                -----------------------------
                                                      1996       1995       1994        1993
                                                 -------------  -------    ------      ------
     Cash paid for interest                           $1,011      $1,411    $  879        $897
     Noncash investing and financing activities:
        Equipment purchased with debt                      -       2,133     1,385         107
        Equipment additions under capital leases         238       8,117     2,779         475
        Prepaid insurance premiums financed              208         555       430         717
        Debt extinguished with issuance of
         preferred stock                              (9,018)          -         -           -
        Deferred gain on debt restructure              2,519           -         -           -
        Accrued interest on debt extinguishment          (48)          -         -           -
        Preferred stock issued                         3,375           -         -           -
        Cancellation of common stock warrant              (7)          -         -           -


14.  LITIGATION SETTLEMENTS

MAXUM - In May and June 1993, MHC was named a defendant in two lawsuits filed on behalf of a purported class of stockholders in the U.S. District Court for the Southern District of New York (the Court). Also named as defendants were the underwriting firms that led MHC's initial public offering in September 1991, a former stockholder and senior creditor of MHC, and certain executives and members of MHC's Board of Directors. These two actions were consolidated into one action. In February 1994, the plaintiffs filed a second consolidated amended complaint, which superseded the previously filed complaints. The plaintiffs alleged that misstatements and omissions were made by MHC and the other defendants in connection with MHC's initial public offering and in subsequent public disclosures from September 19, 1991 until March 1, 1993 when MHC announced that it would write down assets and establish reserves related to the restructuring of its mobile MRI business. The plaintiffs sought monetary damages under various provisions of the federal securities laws and state law in an unspecified amount, as well as other relief. In March 1994, MHC and all other defendants moved to dismiss the second amended complaint for, among other things, failure to state a claim. In November 1994, the Court granted the motions to dismiss and gave the plaintiffs permission to file a third amended complaint. In January 1995, the plaintiffs served their third consolidated amended complaint. At approximately the same time, plaintiffs agreed to dismiss without prejudice their claims against the two underwriter defendants. In June 1995, MHC and the other defendants moved to dismiss the third amended complaint for failure to state a claim and failure to plead fraud with particularity.

    On February 23, 1996, while the motions to dismiss were still under consideration by the Court, the defendants, plaintiffs and other interested parties (acting through their respective counsel) entered into a Stipulation of Settlement pursuant to which, subject to certain conditions, the action was settled and all claims dismissed on the merits. In anticipation of this settlement, MHC recorded a charge of $1.5 million in the fourth quarter of 1995. As a part of the Merger discussed in Note 1, the Company arranged to borrow approximately $1.9 million to finance the litigation settlement. This borrowing will be payable over a five year period beginning in late 1996.

    On April 8, 1996, the Court entered an order that, among other things, approved the proposed settlement and scheduled a hearing on June 21, 1996 to determine, among other things, whether to grant final approval to the settlement.

    The Final Judgment of Dismissal became final on July 26, 1996. Pursuant to the parties' Stipulation of Settlement, and as a result of all conditions to effectiveness having been met, including MHC's having financing available to it for its contribution, the settlement became effective as of July 27, 1996. On July 29, 1996, MHC and other parties collectively paid to the plaintiffs in the class action the balance of the agreed upon settlement amount, including accrued interest, thereby completing the remaining obligations of MHC.

    AHS - In September 1992, a complaint was filed in the United States District Court for the District of Puerto Rico by PRF, Inc. d/b/a San Juan Health Centre, Inc., Drs. Pablo Rodriguez Millan and Rafael Rodriquez Sepulveda and their spouses against Philips Credit Corporation ("Philips"), AHS, Clarke J. Underwood, Margaret van Gilse d/b/a Berkshire Consulting Group, et al (Case No. 92-2266). The complaint alleged against all defendants violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), mail fraud, wire fraud, misrepresentation and fraud, infliction of emotional distress and tortious misconduct upon Drs. Millan and Sepulveda and their spouses, and loss of consortium by Dr. Millan. The complaint alleged against AHS breach of management agreement, breach of voting trust agreement and breach of fiduciary duty, tortious interference with contractual relations, and breach of fiduciary duty to Drs. Millan and Sepulveda and their spouses. The complaint sought compensatory damages in excess of $400,000,000, punitive damages, costs, injunctive relief and attorneys' fees. Mr. Underwood and Ms. van Gilse are former officers/employees of AHS.

    San Juan Health Centre ("SJHC"), a freestanding health care clinic, was created by Drs. Millan and Sepulveda and Mr. Amezquita, who are the three shareholders of PRF, Inc., the surviving entity of a merger of PRF, Inc. and San Juan Health Centre, Inc. ("SJ Inc."). Prior to AHS's involvement with SJHC, Philips was a large creditor of PRF, Inc., having made sizable loans for medical equipment purchases and operations. Philips was at the time and, until February 1993, continued to be AHS's primary lender. In January 1990, in connection with Philips making another large loan to PRF, Inc. and SJ Inc., Philips requested AHS to manage SJHC, which it agreed to do. In connection with the loan, PRF, Inc. and SJ Inc. entered into a management agreement with AHS on January 12, 1990, with a two-year term, pursuant to which AHS was to provide SJHC with general management services. In October 1991, PRF, Inc. notified AHS that it would not be extending the management agreement beyond the initial two-year term. As of January 1992, AHS was no longer the manager of SJHC. Berkshire Consulting Group became the manager of SJHC. Also, in connection with the loan, on January 13, 1990, Drs. Millan and Sepulveda placed their PRF, Inc. and SJ Inc. stock into a voting trust. In the voting trust agreement, AHS was named the trustee of the voting trust with broad powers with respect to the stock. AHS resigned as trustee on June 24, 1992.

    In July 1993, one of the plaintiffs, PRF, Inc., filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, District of Puerto Rico (Case No. 93-03880 SEK). In the context of this proceeding, all of the claims of PRF, Inc. have been resolved. The defendants subsequently moved to dismiss the individual and conjugal partnership claims on the basis that they were derivative of the resolved claims of PRF, Inc. On March 11, 1996, the District Court issued an Opinion and Order and Partial Judgment dismissing with prejudice all claims brought by the individual plaintiffs and conjugal partnership plaintiffs based on alleged violations of the RICO statute, mail fraud, wire fraud, misrepresentation and fraud, intentional infliction of emotional distress, tortious misconduct, and loss of consortium. As a result of the entry of the Partial Judgment and issuance of the Opinion and Order, only three counts remained--a claim against AHS for alleged breach of a voting trust agreement, and breach of fiduciary duty claims brought, as separate claims by the conjugal partnerships and the husband and wife who make up each conjugal partnership. On May 15, 1996, a Further Judgment was entered finally resolving the remaining claims against AHS. The Company made a payment of $50,000 to settle the remaining claims.

    In addition to the foregoing matters, InSight is engaged in the defense of lawsuits arising out of the ordinary course and conduct of its business and has insurance policies covering such potential insurable losses where such coverage is cost-effective. InSight believes that the outcome of any such lawsuits will not have a material adverse impact on InSight's business.

15. AHS FINANCIAL STATEMENTS

    In connection with the Merger, the consolidated statements of operations and cash flows for AHS for the period from January 1, 1996 to June 26, 1996 are presented as follows (amounts in thousands):

CONSOLIDATED STATEMENT OF OPERATIONS

REVENUES:
     Contract services                                             $ 3,066
     Patient services                                               14,723
                                                                   -------
          Total revenues                                            17,789


COSTS OF OPERATIONS:
     Cost of services                                                9,337
     Provision for doubtful accounts                                   451
     Equipment leases                                                2,485
     Depreciation                                                    1,986
                                                                   -------
          Total costs of operations                                 14,259
                                                                   -------

GROSS PROFIT                                                         3,530

CORPORATE OPERATING EXPENSES                                         2,141
                                                                   -------

INCOME FROM COMPANY OPERATIONS                                       1,389

INTEREST EXPENSE, NET                                               (1,994)
                                                                   -------

LOSS BEFORE INCOME TAXES                                              (605)
                                                                   -------

INCOME TAX EXPENSE                                                     152
                                                                   -------
NET LOSS                                                           $  (757)
                                                                   -------
                                                                   -------



The consolidated statement of operations does not include approximately $1,450 of costs incurred related to the Merger.

CONSOLIDATED STATEMENT OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                           $  (757)
    Adjustments to reconcile net loss to net cash provided by
    operating activities:
         Depreciation and amortization                                   2,250
         Deferred rent expense                                            (104)
         Changes in operating assets and liabilities:
         Increase in accounts receivable, net                              (31)
         Decrease in prepaid expenses and other                             35
         Increase in other assets                                         (501)
         Increase in accounts payable and accrued expenses                 219
         Increase in professional fees payable                            (113)
         Decrease in reserve for center terminations                      (309)
                                                                       --------
              Net cash provided by operating activities                    689
                                                                       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                 (558)
                                                                       --------
              Net cash used in investing activities                       (558)
                                                                       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments under long-term obligations                      (1,219)
    Increase in principal under long-term obligations                      480
    Proceeds from issuance of common stock                                   8
    Decrease in minority interest                                          (87)
                                                                       --------
              Net cash used in financing activities                       (818)
                                                                       --------

NET DECREASE IN CASH                                                      (687)
    CASH, beginning of period                                            6,176
                                                                       --------
    CASH, end of period                                                $ 5,489
                                                                       --------
                                                                       --------

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

THE BOARD OF DIRECTORS

     The Company's Certificate of Incorporation, which was filed with the Secretary of State of Delaware on February 23, 1996 ("Certificate"), provides for a three-tiered classified Board of Directors with staggered terms of office. The Board of Directors consists of three classes, designated as Class I, Class II and Class III. The authorized number of directors is five, and there are currently five directors. The initial four directors were designated in the Certificate on February 23, 1996, and on July 19, 1996, an additional director was elected by the unanimous written consent of the Board of Directors.

     Pursuant to the Certificate, at each annual meeting of stockholders only one class of directors will be elected, and each class of directors will serve a three-year term and until their successors are duly elected and qualified. The term of the Class I director will expire at the 1997 annual meeting, the term of the Class II director will expire at the 1998 annual meeting, and the term of the Class III directors will expire at the 1999 annual meeting.

     Set forth below are the directors of the Company:

                                                                      YEAR FIRST
                                                                        ELECTED
   NAME                   AGE      POSITION                            TO SERVE
   ----                   ---      --------                            ---------

   E. Larry Atkins         49      President and Chief Executive
                                   Officer and Director, Class I         1996


   Grant R. Chamberlain    31      Director, Class II                    1996

   Frank E. Egger          52      Chairman of the Board and Director,
                                   Class III                             1996

   Leonard H. Habas        53      Director, Class III                   1996

   Ronald G. Pantello      52      Director, Class II                    1996

     E. Larry Atkins has been a director and president and chief executive officer of the Company since February 23, 1996. Mr. Atkins joined AHS in 1986 and has served as AHS's president and chief executive officer since August 1990 and chairman of the board from December 1990 to June 1992. Mr. Atkins served as executive vice president and chief operating officer of AHS from 1986 to August 1990. Mr. Atkins became a director of AHS in 1988. From 1979 to 1986, Mr. Atkins served as president and chief executive officer of AMI Diagnostic Services, a wholly-owned subsidiary of American Medical International, Inc.

     Frank E. Egger has been chairman of the board and a director of the Company since February 23, 1996. Mr. Egger was a director of AHS from August 1991 until June 26, 1996. He was appointed chairman of the board of AHS in May 1995, and served as such until June 26, 1996. Presently, Mr. Egger serves as vice president of Kovens & Associates, Inc. ("Kovens & Associates"), a successor entity to Kovens Enterprises, where Mr. Egger served as chief financial officer from 1980 to 1995. Kovens & Associates is a group of real estate development and investment companies based in Miami, Florida.

     Leonard H. Habas has been a director of the Company since February 23, 1996. From 1986 to June 26, 1996, Mr. Habas was a director of MHC. Since 1995 he has been a director , chairman of the board and chief executive officer of Advance Publishers, L.C., a book distribution company based in Winter Park, Florida. He established his own financing and consulting firm in 1987, which he continues to own. Mr. Habas is also a director of Dick Davis Digest and CeraMed Corporation.

     Ronald G. Pantello has been a director of the Company since February 23, 1996. From 1993 to June 26, 1996, Mr. Pantello was a director of MHC. He is a founding partner of Lally, McFarland & Pantello, an advertising agency specializing in the health care industry, based in New York City, and has been its chief executive officer since 1980.

     Grant R. Chamberlain has been a director of the Company since July 19, 1996. Since April 1995, Mr. Chamberlain has been a vice president of Shattuck Hammond Partners, an investment banking firm based in New York City. From April 1991 to April 1995, he served as manager of strategic investments and restructurings for GE Medical.

     From February 23, 1996 through June 30, 1996, the Board of Directors held one meeting at which all the directors were present. In addition, the Board of Directors took action by unanimous written consent three times.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.  The
Company's Compensation Committee currently consists of two non-employee directors, Messrs. Habas (chairman) and Pantello. The Compensation Committee is responsible for determining the specific forms and levels of compensation of the Company's executive officers, and administering the Company's 1996
Employee Stock Option Plan and 1996 Directors' Stock Option Plan, AHS's 1987 Stock Option Plan, AHS's 1989 Stock Incentive Plan, AHS's 1992 Option and Incentive Plan, and MHC's 1989 Stock Option Plan.

     AUDIT COMMITTEE. The Audit Committee currently consists of Messrs. Chamberlain (chairman) and Pantello. The Audit Committee's principal functions are to review the results of the Company's annual audit of its financial statements with the Company's independent public accountants and approve the appointment of the Company's independent public accountants.

     NOMINATING COMMITTEE. The Nominating Committee currently consists of Messrs. Egger (chairman) and Habas. The Nominating Committee's primary function is to make recommendations relating to the organization, size and composition of the Board of Directors and Board committees.

     The Company does not have an executive or similar committee. The Company's Board generally acts in its entirety upon matters which might otherwise be the responsibility of such a committee.

     COMPENSATION OF DIRECTORS. The members of the Company's Board who are not employees of the Company receive an annual director fee of $15,000 and options to purchase InSight Common Stock for their services as directors, as provided in the Company's 1996 Directors' Stock Option Plan ("Directors' Plan"). On March 28, 1996, the Company entered into a consulting agreement with Mr. Egger pursuant to which Mr. Egger receives $100,000 per year for services rendered to the Company in connection with its acquisition and financing activities. See "Item 11 - Employment Agreements and Severance Agreements" and "Item 13 - Certain Relationships and Related Transactions."

     The Directors' Plan provided for the automatic grant at the effective time of the Merger to each non-employee director then serving on the Company's Board of an option to purchase 15,000 shares of InSight Common Stock at an exercise price equal to the fair market value of such stock on the date of the grant. In addition, each new director of the Company who commences service after the effective time of the Merger will be granted an option to purchase 15,000 shares of InSight Common Stock. The initial grants vest monthly on a pro rata basis over a three-year period, so long as the individual remains a director of the Company or is an employee or independent contractor of the Company or any of its subsidiaries. At the end of such three-year period and annually thereafter during the term of the Directors' Plan, so long as the individual remains a director, he or she will be granted an option to purchase 5,000 shares of InSight Common Stock. These additional grants vest monthly over one year on the same terms as the initial grants. These options expire ten years from the date of grant. In accordance with this formula, on June 26, 1996, each of Messrs. Egger, Habas and Pantello were granted options to purchase 15,000 shares of InSight Common Stock at an option price of $5.37 per share. In addition, on July 19, 1996, Mr. Chamberlain was granted an option to purchase 15,000 shares of InSight Common Stock at an option price of $7.00 per share.

EXECUTIVE OFFICERS

     The executive officers of the Company, together with the year in which they were appointed to their current positions, are set forth below:

  EXECUTIVE OFFICER      AGE       POSITION                                YEAR
  -----------------      ---       --------                                ----
  E. Larry Atkins         49       President, Chief Executive Officer      1996
                                   and Director
  Glenn P. Cato           43       Senior Executive Vice President and     1996
                                   Chief Operating Officer
  Thomas V. Croal         36       Executive Vice President, Chief
                                   Financial Officer and Secretary         1996
  Michael A. Boylan       40       Senior Vice President-Operations        1996
  Michael D. Cragin       48       Senior Vice President-Operations        1996
  Robert N. LaDouceur     51       Senior Vice President-Operations        1996
  Deborah M. MacFarlane   40       Senior Vice President-Marketing         1996
  Robert J. Armstrong     58       Vice President-Design & Construction    1996
  Brian G. Drazba         35       Vice President-Finance and              1996
                                   Corporate Controller

     Information concerning Mr. Atkins is set forth above under "The Board of Directors."

     Glenn P. Cato has been senior executive vice president and chief operating officer of the Company since February 23, 1996. Mr. Cato has served as president and chief executive officer of MHC since March 1994 and served as secretary from 1993 until June 26, 1996. From 1989 to 1994, he served as senior vice president and chief financial officer of MHC.

     Thomas V. Croal has been executive vice president, chief financial officer and secretary of the Company since February 23, 1996. Mr. Croal served as a director of AHS from March 1991 until June 26, 1996. He has served as vice president and chief financial officer of AHS since April 1991. He was controller of AHS from 1989 until April 1991. In December 1990, Mr. Croal was appointed corporate secretary. From 1981 to 1989, Mr. Croal was employed by Arthur Andersen & Co., an independent public accounting firm.

     Michael A. Boylan has been senior vice president-operations of the Company since February 23, 1996. Mr. Boylan has served as executive vice president of MHC since March 1994. From 1992 to 1994, he served as a regional vice president of MHC's principal operating subsidiary, Maxum Health Services Corp. ("MHSC") From 1991 to 1992, he served as an executive director of certain of MHC's operations. From 1986 to 1991, Mr. Boylan served in various capacities as an officer or employee, including president and chief operating officer,with American Medical Imaging Corporation.

     Michael D. Cragin has been senior vice president-operations of the Company since February 23, 1996. Mr. Cragin has served as regional vice president, western operations of AHS since he joined AHS in May 1994. From 1989 to 1994 he was Director of Professional Business Affairs at Saint John's Hospital, Santa Monica, California.

     Robert N. LaDouceur has been senior vice president-operations of the Company since February 23, 1996. Mr. LaDouceur has served as executive vice president of MHC since March 1994. From 1992 to 1994, he served as a regional vice president of MHSC. From 1991 to 1992, he served as an executive director of certain of MHC's operations. From 1984 to 1991, Mr. LaDouceur served in various capacities as an officer or employee, including vice president, with Glassrock Home Health Care.

     Deborah M. MacFarlane has served as senior vice president-marketing of the Company since March 28, 1996. Since July 1991, she has served as vice president, marketing of AHS. From 1987 until June 1991, Ms. MacFarlane served as director of marketing for the Center Operating Group of Medical Imaging Centers of America, Inc.

     Robert J. Armstrong has been vice president, design and construction of the Company since March 28, 1996. Since 1985, Mr. Armstrong has been vice president, design and construction of AHS. Mr. Armstrong served as director of design and construction of AHS from 1983 to 1985.

     Brian G. Drazba has been vice president, finance of the Company since March 28, 1996. Since June 1995, he has served as vice president, finance of AHS.
Mr. Drazba served as corporate controller for AHS from 1992 to 1995. From 1985 to 1992, Mr. Drazba was employed by Arthur Andersen & Co.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act") requires the Company's directors and officers and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. Directors and officers and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of the reports they file.
Based solely on the review of the copies of such reports and written representations from certain persons that certain reports were not required to be filed by such persons, the Company believes that all its directors, officers and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to transactions for the period February 23, 1996 through June 30, 1996, except that each of Messrs. Egger, Habas and Pantello failed to include in their timely filed Initial Statement of Beneficial Ownership of Securities on Form 3 an automatic option grant pursuant to InSight's Directors' Plan, and Messrs. Armstrong and Drazba, neither of whom owns beneficially or otherwise any InSight Common Stock, failed to timely file an Initial Statement of Beneficial Ownership of Securities on Form 3; when it was brought to their attention, Messrs. Egger, Habas and Pantello agreed to promptly file an amendment to Form 3 and Messrs. Armstrong and Drazba agreed to promptly file a Form 3, disclosing these inadvertant omissions.

ITEM 11.       EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     Because (i) the Company was not a reporting company pursuant to Section 13(a) or 15(d) of the Exchange Act until June 26, 1996, (ii) its fiscal year ended shortly thereafter on June 30, 1996 and (iii) each of its predecessors, MHC and AHS, were reporting companies and have reported executive compensation information through the year ended December 31, 1995, the following table sets forth information concerning the annual, long-term and all other compensation for services rendered in all capacities to the Company, its subsidiaries and predecessors for the years ended December 31, 1995, 1994 and 1993, and the six months ended June 30, 1996 of (i) the Company's Chief Executive Officer and (ii) the four most highly compensated executive officers (other than the chief executive officer) of the Company (the "Other Executive Officers") whose aggregate cash compensation exceeded $100,000 for the year ended December 31, 1995.

                           Summary Compensation Table

                                                                                           Long-Term      All Other
                                                Annual Compensation                      Compensation  Compensation(3)
                            ----------------------------------------------------------   ------------  ---------------
                                                                                            Awards
Name and Principal                                                                       Stock Options
Position                        Period        Salary(1)       Bonus(2)      Other(3)       (Shares)
------------------              ------        ---------       --------      --------       --------

E. Larry Atkins            Six months ended
    President and Chief       June 30, 1996    $123,200        $ --           $ 5,250          --         $   4,691
    Executive Officer       Year ended 1995     246,400         61,600          4,680        175,000          7,882
                            Year ended 1994     220,000         54,000          3,789          --             9,327
                            Year ended 1993     200,000          --            11,763          --            10,245

Glenn P. Cato              Six months ended
    Senior Executive Vice     June 30, 1996      97,500         10,000          3,000          --               --
    President and Chief     Year ended 1995     172,500         20,000          6,000         30,000          3,158
    Operating Officer       Year ended 1994     143,750         71,875          4,500         57,500          1,751
                            Year ended 1993     109,000         40,000          --             --               612

Thomas V. Croal            Six months ended
    Executive Vice,           June 30, 1996      87,615          --             4,500          --             2,669
    President, Chief        Year ended 1995     175,230         43,808          4,742        125,000          5,252
    Financial Officer and   Year ended 1994     148,500         38,000          4,836          --             3,519
    Corporate Secretary     Year ended 1993     135,000         10,000          8,760          --             1,950

Robert N. LaDouceur        Six months ended
    Senior Vice               June 30, 1996      82,500         10,000          3,900          --               --
    President-Operations    Year ended 1995     165,000         20,000          6,400         30,000          3,072
                            Year ended 1994     165,000         82,500          5,400         35,000          1,751
                            Year ended 1993      96,158         10,000        141,878         20,000          1,010


Michael A. Boylan          Six months ended
    Senior Vice               June 30, 1996      81,865         25,000          3,900           --            --
    President-Operations    Year ended 1995     165,000         20,000          6,400         30,000          --
                            Year ended 1994     165,000         82,500          5,400         35,000          --
                            Year ended 1993     111,729         10,000        170,789         20,000          --
_______________________

(1) Includes amounts for periods during which the chief executive officer and the Other Executive Officers of the Company, whose aggregate cash compensation exceeded $100,000, served as executive officers of AHS or MHC, which are now wholly owned subsidiaries of the Company. The Other
     Executive Officers were also the four most highly compensated executive officers (other than the chief executive officer) of the Company for the six months ended June 30, 1996.

(2) Annual bonuses are earned and accrued during the fiscal years indicated, and paid subsequent to the end of each fiscal year.

(3) Amounts of Other Annual Compensation include perquisites (auto allowances and commissions for contract awards and renewals) and amounts of All Other Compensation include (i) amounts contributed to MHC's or AHS's 401(k) profit sharing plans, as the case may be, (ii) specified premiums on executive split-dollar insurance arrangements, and (iii) specified premiums on executive health insurance arrangements, for the chief executive officer and the Other Executive Officers of the Company.


OPTION GRANTS

     During the six months ended June 30, 1996, no stock options were granted under the Company's 1996 Employee Stock Option Plan, nor under any stock option plan of either AHS or MHC, to the chief executive officer and the Other Executive Officers of the Company.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

     During the six months ended June 30, 1996, neither of the chief executive officer nor the Other Executive Officers of the Company exercised any stock options. The following table sets forth information with respect to the unexercised stock options to purchase InSight Common Stock granted, under MHC's and AHS's stock option plans and assumed by the Company pursuant to the Merger, to the chief executive officer and the Other Executive Officers of the Company as of June 30, 1996.

                         Number of Unexercised         Value of Unexercised
                            Options Held at           In-the-Money Options at
Name                        June 30, 1996                  June 30, 1996
----                    ----------------------        -----------------------
                      Exercisable  Unexercisable    Exercisable  Unexercisable
                      -----------  -------------    -----------  -------------

E. Larry Atkins         19,000        10,500         $  20,090     $  30,135
Glenn P. Cato           46,345         5,980           227,310        27,113
Thomas V. Croal         10,000         7,500            14,350        21,525
Robert N. LaDouceur     32,890         5,980           160,682        27,113
Michael A. Boylan       32,890         5,980           160,682        27,113
_____________________

(1) Based on the closing price reported on NASDAQ Small Cap Market for InSight Common Stock on that date of $5.37.

INDEMNIFICATION AGREEMENTS

     The Company has entered into separate indemnification agreements with each of its directors and officers that could require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors and officers and to advance expenses incurred by them as a result of any proceedings against them as to which they could be indemnified.


EMPLOYMENT AGREEMENTS AND SEVERANCE ARRANGEMENTS

     The Company has entered into executive employment agreements with its chief executive officer, the Other Executive Officers and Messrs. Cragin and Drazba and Ms. MacFarlane, which provide for rolling twelve (12) month periods of employment, and severance compensation equal to 12 months of compensation at his or her annual salary rate then in effect, in the event the executive's employment is terminated (i) because of physical or mental disability, (ii) because of discretionary action of the Board of Insight, or
(iii) voluntarily by the executive due to a "Change of Control." A "Change of Control" will have occurred if (a) the Company or its stockholders enter into an agreement to dispose of, whether by sale, exchange, merger, consolidation, reorganization, dissolution or liquidation, (i) not less than 80% of the assets of the Company or (ii) a portion of the outstanding InSight Common Stock such that one person or "group" (as defined by the SEC) owns, of record or beneficially, not less than 50% of the outstanding InSight Common Stock; or (b) one person or "group" (as defined by the SEC) acquires not less than 18% of the Post-Conversion Common Stock (as defined below). However, a Change of Control will not have occurred if GE Medical converts its Series A Preferred Stock into InSight Common Stock. "Post-Conversion Common Stock" means the outstanding InSight Common Stock issuable, at the time a determination is made, upon conversion of the outstanding Series A Preferred Stock. In the event that the executive's employment is terminated for cause, he or she has no right to receive any severance compensation under his or her employment agreement. In consideration for such severance compensation, each executive has agreed not to solicit, entice, divert or otherwise contact any customer or employee of InSight for any provision of services which constitute "Company Business" during the period that the executive is receiving severance compensation or for a period of 12 months after the executive's termination of employment, whichever is later. "Company Business" means the development and operation, at times together with other healthcare providers, of outpatient facilities which provide diagnostic services in the areas of general radiology, MRI, cardiology and neurosciences utilizing the related equipment and computer programs and software and various distribution methods and investment structures. Mr. Cato's executive employment agreement also provides that his term of employment shall be three
(3) years commencing on June 26, 1996. Subsequent to June 26, 1996, he will be employed for rolling twelve (12) month periods.

     Mr. Egger, a director and chairman of the board, has entered into a consulting agreement with InSight providing for compensation at the rate of $100,000 per year. Mr. Egger's agreement provides for severance compensation equal to 12 months of compensation in the event the agreement is terminated as a result of (i) Mr. Egger becoming physically or mentally disabled, (ii) discretionary action of the Board of InSight, or (iii) a corporate reorganization that has the effect of diminishing or impairing Mr. Egger's consulting responsibilities.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows the beneficial ownership, reported to the Company as of September 30, 1996, of InSight's Common Stock, including shares as to which a right to acquire ownership exists (for example, through the exercise of stock options and warrants and conversions of Series A Preferred Stock) within the meaning of Rule 13d-3(d)(1) under the Exchange Act, of (i) each person known to the Company to own beneficially 5% or more of InSight Common Stock, (ii) each director of the Company, (iii) the Company's executive officers,and (iv) all directors and executive officers, as a group.

                                   Amount and          Percentage
                                    Nature of              of
Name and Address                    Beneficial           Common
of Beneficial Owner               Ownership(1)            Stock
-------------------               ------------           ------

General Electric Company (2)        2,501,760              48%
20825 Swenson Drive
Suite 100
Waukesha, WI  53186

                                        Amount and          Percentage
                                         Nature of              of
Name and Address                        Beneficial            Common
of Beneficial Owner                    Ownership(1)            Stock
-------------------                    ------------           ------

E. Larry Atkins (3)
4400 MacArthur Blvd., Suite 800           12,100                 *
Newport Beach, CA  92660

Grant R. Chamberlain (4)
630 Fifth Avenue, Suite 2900               1,666                 *
New York, NY  10111

Frank E. Egger (5)
551 N.W. 77th St., Suite 114              28,369                  1%
Boca Raton, FL  33487

Leonard H. Habas (6)
501 So. New York Avenue                   34,508               1.3%
Suite 210
Winter Park, FL  32789

Estate of Cal Kovens (7)
9999 Collins Ave. #K-1                   482,031               17.4%
Bal Harbor, FL  33154

Roz Kovens (8)
9999 Collins Ave. #K-1                   563,876               20.3%
Bal Harbor, FL  33154

Ronald G. Pantello (9)
60 Madison Avenue                         20,023                 *
New York, NY  10010

Glenn P. Cato (10)
4400 MacArthur Blvd., Suite 800           46,345                1.7%
Newport Beach, CA  92660

Thomas V. Croal (11)
4400 MacArthur Blvd., Suite 800            5,000                  *
Newport Beach, CA  92660

Michael A. Boylan (12)
110 Gibraltar Road                         32,890               1.2%
Horsham, PA  18901

Robert N. LaDouceur (13)
11011 King Street, Suite 240               32,890               1.2%
Overland Park, KS  66210

                                        Amount and          Percentage
                                         Nature of              of
Name and Address                        Beneficial            Common
of Beneficial Owner                    Ownership(1)            Stock
-------------------                    ------------           ------

Robert J. Armstrong                          0                   0
4400 MacArthur Blvd., Suite 800
Newport Beach, CA  92660

Michael D. Cragin                            0                   0
4400 MacArthur Blvd., Suite 800
Newport Beach, CA  92660

Brian G. Drazba                              0                   0
4400 MacArthur Blvd., Suite 800
Newport Beach, CA  92660

Deborah M. MacFarlane                        0                   0
4400 MacArthur Blvd., Suite 800
Newport Beach, CA  92660

All directors and executive
officers, as a group (14)              213,791                 7.4%
(13 persons)
-----------------------------

*  Less than 1% of the outstanding Common Stock.

(1) For purposes of this table, a person is deemed to have "BENEFICIAL OWNERSHIP" of any security that such person has the right to acquire within 60 days after September 30, 1996.

(2) Includes 2,501,760 shares of Common Stock into which InSight Series A Preferred Stock held by GE Medical are convertible at any time, subject to certain antidilution and other adjustments.

(3) Includes an option to purchase 7,000 shares of InSight Common Stock at an exercise price of $2.50 per share. Does not include an option to purchase 10,500 shares of InSight Common Stock at an exercise price of $2.50 per share, which is not currently exercisable.

(4) Includes an option to purchase 1,666 shares of InSight Common Stock at an exercise price of $7.00 per share. Does not include an option to purchase 13,334 shares of InSight Common Stock at an exercise price of $7.00 per share, which is not currently exercisable.

(5) Includes (i) an option to purchase 3,000 shares of InSight Common Stock at an exercise price of $16.20 per share, (ii) an option to purchase
     1,800 shares of InSight Common Stock at an exercise price of $2.50 per share, (iii) an option to purchase 2,083 shares of InSight Common Stock at an exercise price of $5.37 per share and (iv) warrants to purchase
     2,268 shares of InSight Common Stock at an exercise price of $5.64 per share. Does not include (i) an option to purchase 1,200 shares of InSight Common Stock at an exercise price of $2.50 per share and (ii) an option to purchase 12,917 shares of InSight Common Stock at an exercise price of $5.37 per share, which are not currently exercisable. The InSight Common Stock and warrants held by Mr. Egger are pledged to the estate of Cal Kovens as security for the repayment of a loan. If the loan is not repaid when due, the estate of Mr. Kovens would have the right to sell such of the pledged securities as are necessary to satisfy the indebtedness.

(6) Includes (i) an option to purchase 8,970 shares of InSight Common Stock at an exercise price of $1.25 per share, (ii) an option to purchase 4,485 shares of InSight Common Stock at an exercise price of $15.64 per share,
     (iii) an option to purchase 2,083 shares of InSight Common Stock at an exercise price of $5.37 per share, and (iv) an option to purchase 8,970 shares of InSight Common Stock at an exercise price of $0.10 per share. Does not include an option to purchase 12,917 shares of InSight Common Stock at an exercise price of $5.37 per share, which is not currently exercisable.

(7) The information in the table is based upon Amendment No.1 to Schedule 13D filed with the SEC on July 9, 1996. Includes warrants to purchase
     (i) 20,000 shares of InSight Common Stock at an exercise price of $2.50 per share and (ii) 33,645 shares of InSight Common Stock at an exercise price of $5.64 per share.


(8) The information in the table is based upon Amendment No. 1 to Schedule 13D filed with the SEC on July 9, 1996. Includes (i) an option to purchase 1,800 shares of InSight Common Stock at an exercise price of $2.50 per share, (ii) warrants to purchase 7,660 shares of InSight Common Stock at an exercise price of $5.64 per share and (iii) by virtue of her status as personal representative of the estate of Cal Kovens, the 482,031 shares of InSight Common Stock beneficially owned by it.

(9) Includes (i) an option to purchase 8,970 shares of InSight Common Stock at an exercise price of $1.25 per share, (ii) an option to purchase 2,083 shares of InSight Common Stock at an exercise price of $5.37 per share and and (iii) an option to purchase 8,970 shares of InSight Common Stock at an exercise price of $0.10 per share. Does not include an option to purchase 12,917 shares of InSight Common Stock at an exercise price of $5.37 per share, which is not currently exercisable.

(10) Includes (i) an option to purchase 25,415 shares of InSight Common Stock at an exercise price of $0.42 per share, (ii) an option to purchase 8,970 shares of InSight Common Stock at an exercise price of $0.10 per share, and (iii) an option to purchase 11,960 shares of InSight Common Stock at an exercise price of $0.84 per share. Does not include an option to purchase 5,980 shares of InSight Common Stock at an exercise price of $0.84 per share, which is not currently exercisable.

(11) Includes an option to purchase 5,000 shares of InSight Common Stock at an exercise price of $2.50 per share. Does not include an option to purchase 7,500 shares of InSight Common Stock at an exercise price of $2.50 per share, which is not currently exerciable.

(12) Includes (i) an option to purchase 8,970 shares of InSight Common Stock at an exercise price of $0.10 per share, (ii) an option to purchase 11,960 shares of InSight Common Stock at an exercise price of $0.42 per share, and
     (iii) an option to purchase 11,960 shares of InSight Common Stock at an exercise price of $0.84 per share. Does not include an option to purchase 5,980 shares of InSight Common Stock at an exercise price of $0.84 per share, which is not currently exercisable.

(13) Includes (i) an option to purchase 8,970 shares of InSight Common Stock at an exercise price of $0.10 per share, (ii) an option to purchase
     11,960 shares of InSight Common Stock at an exercise price of $0.42 per share, and (iii) an option to purchase 11,960 shares of InSight Common Stock at an exercise price of $0.84 per share. Does not include an option to purchase 5,980 shares of InSight Common Stock at an exercise price of $0.84 per share, which is not currently exercisable.

(14) Assumes the exercise in full of all currently exercisable warrants and options described in footnotes (3), (4), (5), (6), (7), (8), (9), (10),
     (11), (12) and (13).

     Except as otherwise noted, the Company believes that each of the stockholders listed in the table above has sole voting and dispositive power over all shares owned.

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH THE ESTATE OF CAL KOVENS

     In February 1992, AHS purchased a Gamma Knife from Elekta to be located in California and made a deposit toward the purchase of another Gamma Knife. AHS received nonrecourse interim financing of $2,000,000 toward the acquisition of the Gamma Knife and the deposit for the other Gamma Knife from Cal Kovens (a director until his death on February 6, 1995). The interim financing was borrowed from Mr. Kovens pursuant to the terms of a nonrecourse promissory note secured by the Gamma Knife and due August 24, 1992, at an interest rate of 10.5% per annum. Mr. Kovens extended the term of the note while AHS sought to obtain permanent financing.

     In December 1992, AHS's wholly owned subsidiary, Radiosurgery Centers, Inc. ("RCI"), entered into a five-year loan of $2,750,000 with City National Bank of Florida ("City National Bank"), and the promissory note in favor of Mr. Kovens was repaid from the proceeds of such loan in the first quarter of 1993. The new loan was guaranteed by Mr. Kovens and his spouse, Roz Kovens. During the second half of fiscal 1993, Mr. Kovens repurchased RCI's promissory note from City National Bank. Pursuant thereto, Mr. Kovens was paid approximately $195,000 in interest in fiscal 1993.

     In early 1993, RCI, AHS and Elekta became involved in a dispute when RCI advised Elekta that it intended to relocate the Gamma Knife System it purchased for a location in California to Miami, Florida, since in December 1992, RCI had entered into an agreement with Public Health Trust, an agency and instrumentality of Metropolitan Dade County, Florida, to establish and operate a Gamma Knife center at Jackson Memorial Hospital Medical Center located in Miami. The parties settled their claims and, pursuant to the terms thereof, Mr. Kovens agreed to guarantee certain scheduled payments of $250,000 to be made by RCI to Elekta in connection with the delivery of the Gamma Knife to Miami, which payment has been made by RCI.

     In February 1994, RCI entered into a new five-year loan of $2,900,000 with County National Bank of South Florida. Mr. Kovens was repaid from the proceeds of such new bank loan in the first quarter of 1994. This loan was guaranteed by Mr. Kovens and secured by certain real property owned by Mr. Kovens. Effective March 1, 1996, RCI refinanced the remainder of the equipment loan (approximately $2,075,000) with GE Medical on terms substantially equivalent to the original equipment loan. The loan is secured by all of the assets of the Gamma Knife center, as well as by a letter of credit of $300,000 which is guaranteed by the estate of Cal Kovens.

     In November 1994, AHS issued Mr. Kovens a warrant to purchase 200,000 shares of AHS Common Stock at $0.25 per share in consideration of the Gamma Knife financing activities discussed above. Pursuant to the terms of the Merger, InSight assumed the warrant which, after the applicable exchange ratio, became a warrant to purchase 20,000 shares of InSight Common Stock at the exercise price of $2.50 per share. The warrant is exercisable at any time up to November 14, 1997.

TRANSACTIONS WITH FRANK E. EGGER

     For fiscal year commencing July 1, 1996, Mr. Egger is being paid
$100,000 per year for acquisition and financing activities pursuant to a consulting agreement. In the event the agreement is terminated as a result of (i) Mr. Egger becoming physically or mentally disable, (ii) discretionary action of the Board of InSight, or (iii) a corporate reorganization that has the effect of diminishing or impairing Mr. Egger's consulting responsibilities, he is entitled to a severance compensation equal to 12 months of compensation.

     Pursuant to certain agreements among InSight, AHS and the holders of AHS Series B Preferred Stock, InSight issued to Mr. Egger on August 9, 1996 a warrant to purchase 2,268 shares of InSight Common Stock at the exercise price of $5.64 per share. The warrant is exercisable at any time up to August 9, 2001. In addition, subject to certain conditions, Mr. Egger, and other holders, have certain "piggyback" registration rights to register the shares subject to the warrants under the Securities Act. See "Transactions with Holders of AHS Series B Preferred Stock."

TRANSACTIONS WITH GE MEDICAL

     GE Medical, as the primary creditor of AHS and Maxum, had from time to time granted AHS and Maxum certain financial accommodations with respect to certain loans and leases. In exchange for such accommodations, AHS and Maxum issued certain considerations to GE Medical. As a prerequisite to the consummation of the Merger, certain financial accommodations were provided by GE, the primary creditor of each of AHS and Maxum, and its affiliate GE Capital. As a result, certain debt and operating lease obligations of AHS and Maxum were reduced in exchange for, among other things, the issuance to GE Medical immediately prior to the consummation of the Merger of AHS Series C Preferred Stock and Maxum Series B Preferred Stock. At the effective time of the Merger, the AHS Series C Preferred Stock and Maxum Series B Preferred Stock issued to GE Medical was converted into the right to receive such number of shares of InSight Series A Preferred Stock which were convertible into InSight Common Stock representing approximately 48% of InSight Common Stock outstanding at the effective time of the Merger (after giving effect to such conversion).

     In addition, as part of the granting of certain financial accommodations contemplated to be provided by GE Medical, at the effective time of the Merger, warrants previously issued to GE Medical by AHS to acquire 1,589,072 shares of AHS Common Stock, and warrants previously issued to GE Medical by Maxum to acquire 700,000 shares of Maxum Common Stock, were canceled. Furthermore, GE Medical has the right to receive for ten years annual payments ("Supplemental Service Fee") under its maintenance agreements with InSight, AHS and Maxum equal to 14% of InSight pre-tax income, subject to certain adjustments, and further subject to proportional reductions for certain post-Merger acquisitions. InSight may terminate the Supplemental Service Fee at any time during such ten-year period by making a payment to GE Medical equal to $8 million less the discounted value of the aggregate amount of such Supplemental Service Fee (calculated at a discount rate of 15% per annum) paid through the date of such termination payment.

     In negotiating the Merger with GE Medical, AHS and Maxum, the Company agreed to reimburse to GE Medical an amount equal to 40% of the legal costs incurred by GE Medical in connection with such transactions. The amount reimbursed to GE Medical in the six months ended June 30, 1996, was approximately $240,316.

TRANSACTIONS WITH HOLDERS OF AHS SERIES B PREFERRED STOCK

     Pursuant to certain agreements among InSight, AHS and the holders of AHS Series B Preferred Stock, the holders of Series B Preferred Stock agreed to waive any rights to dividends, liquidation preferences, voting and redemption they might have had in connection with the Merger and certain other rights. In consideration therefor, upon the consummation of the Merger, InSight issued to such holders, including Mr. Egger, Roz Kovens and the estate of Cal Kovens, warrants to purchase an aggregate of 50,000 shares of InSight Common Stock at the exercise price of $5.64 per share. The warrants are exercisable at any time up to August 9, 2001. In addition, subject to certain conditions, the holders have certain "piggy-back" registration rights to register the shares subject to the warrants under the Securities Act.

TRANSACTIONS WITH SHATTUCK HAMMOND PARTNERS

     On August 14, 1996, the Company entered into an agreement with Shattuck Hammond Partners ("SHP"), an investment banking firm located in New York in which a director of the Company, Mr. Chamberlain, is a vice president, pursuant to which SHP will provide general strategic advisory and investment banking services. The term of the agreement commenced July 1, 1996 and extends through December 31, 1997. The Company is obligated to pay SHP $180,000, payable in quarterly installments of $30,000. SHP also will be entitled to separately negotiated fees for certain mergers or acquisitions.
In addition, the Company also issued SHP a warrant to purchase 35,000 shares of InSight Common Stock at an exercise price of $5.50 per share. The warrant vests cumulatively on a monthly basis over the 18 month term of the agreement. The warrant is exercisable at any time up to August 14, 2000. In addition, SHP has certain "piggy-back" registration rights to register the shares subject to the warrant under the Securities Act.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14 (a) (1).  FINANCIAL STATEMENTS

     Included in Part II of this report:

          Report of Independent Public Accountants
          Report of Independent  Public Accountants
          Consolidated Balance Sheets
          Consolidated Statements of  Operations
          Consolidated Statements of Stockholders' Equity (Deficit) Consolidated Statements of Cash Flows
          Notes to Consolidated Financial Statements

ITEM 14 (a) (2).  FINANCIAL STATEMENT SCHEDULES

     Report of Independent Public Accountants on Schedule
     Schedule IX - Valuation and Qualifying Accounts

     All other schedules have been omitted because they are either not required or not applicable, or the information is presented in the consolidated financial statements or notes thereto.

ITEM 14 (a) (3).  EXHIBITS


EXHIBIT NUMBER      DESCRIPTION AND REFERENCES
--------------      --------------------------

     *2.1 Agreement and Plan of Merger dated as of February 26, 1996, by and among InSight, AHS, AHSC Acquisition Company, MHC and MXHC Acquisition Company, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-02935), filed April 29, 1996.

     *3.1 Certificate of Incorporation of InSight, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration
                    No. 333-02935), filed April 29, 1996.

     *3.2 Bylaws of InSight, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-02935), filed April 29, 1996.

     *10.1 Master Debt Restructuring Agreement by and among General Electric Company acting through GE Medical Systems, General Electric Capital Corporation, InSight, AHS and MHC (without schedules and exhibits) previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-02935), filed April 29, 1996.

     *10.2 Registration Rights Agreement by and between General Electric Company acting through GE Medical Systems and InSight, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-02935), filed April 29, 1996.

     *10.3 Master Service Agreement Addendum by and among General Electric Company acting through GE Medical Systems, InSight, AHS and MHC, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-02935), filed April 29, 1996.

     *10.4 InSight's 1996 Directors' Stock Option Plan, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-02935), filed April 29, 1996.

     *10.5 InSight's 1996 Employee Stock Option Plan, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration
                    No. 333-02935), filed April 29, 1996.

     *10.6 Form of Indemnification Agreement between InSight and each of its directors and executive officers, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration Statement No. 333-02935), filed April 29, 1996.

     *10.8 Agreements and form of warrants with holders of Series B Preferred Stock of AHS, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-02935), filed April 29, 1996.

     *10.9 AHS 1987 Stock Option Plan, previously filed and incorporated herein by reference from Post-Effective Amendment No. 4 on Form S-1 to AHS's Registration Statement (Registration No. 33-00088), filed September 5, 1985.

     *10.10 AHS 1989 Stock Incentive Plan, previously filed and incorporated herein by reference from AHS's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, filed April 15, 1991.

     *10.11 AHS 1992 Option and Incentive Plan, previously filed and incorporated herein by reference from AHS's Registration Statement on Form S-8 (Registration No. 33-51532), filed September 1, 1992.

     *10.12 MHC 1989 Stock Option Plan, Amended and Restated as of October 28, 1993, previously filed and incorporated herein by reference from MHC's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

     *10.13 Letter Agreement for Consulting Services between InSight and Frank E. Egger dated March 28, 1996, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration
                    No. 333-02935), filed April 29, 1996.

     *10.14 Executive Employment Agreement between InSight and E. Larry Atkins dated as of February 25, 1996, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration
                    No. 333-02935), filed April 29, 1996.

     *10.15         Executive Employment Agreement between InSight and Glenn P.
                    Cato dated as of May 1, 1996, previously filed and incorporated herein by reference from the Company's Amendment No. 1 to the Registration Statement on Form S-4 (Registration No. 333-02935), filed May 9, 1996.

     *10.16 Form of Executive Employment Agreement between InSight and various officers of InSight, dated as of February 25, 1996, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-02935), filed April 29, 1996.

      10.17 Nonqualified Stock Option Agreement, dated August 17, 1994, between MHC and Leonard H. Habas, filed herewith.

      10.18 Nonqualified Stock Option Agreement, dated August 17, 1994, between MHC and Ronald G. Pantello, filed herewith.

      21            Subsidiaries of InSight, filed herewith.

__________________

*  Previously filed.


ITEM 14(b). REPORTS ON FORM 8-K. The Company filed a Current Report on Form 8-K with the SEC on July 5, 1996

ITEM 14(c). The Exhibits described above in Item 14(a)(3) are incorporated by reference herein.

ITEM 14(d).    Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INSIGHT HEALTH SERVICES CORP.




                                   By   /s/ E. Larry Atkins
                                        --------------------
                                        E. Larry Atkins, President and
                                        Chief Executive Officer


                                   Date: October 15, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                        Title                  Date
    ---------                        -----                  ----

/s/ E. Larry Atkins        Director, President and          October 15, 1996
-------------------        Chief Executive Officer
E. Larry Atkins            (Principal Executive Officer)


/s/ Thomas V. Croal        Executive Vice President and     October 15, 1996
-------------------        Chief  Financial Officer
Thomas V. Croal            (Principal  Accounting Officer)


/s/ Grant R. Chamberlain   Director                         October 15, 1996
------------------------
Grant R. Chamberlain


/s/ Frank E. Egger         Director                         October 15, 1996
------------------
Frank E. Egger


/s/ Leonard H. Habas       Director                         October 15, 1996
--------------------
Leonard H. Habas


/s/ Ronald G. Panello      Director                         October 15, 1996
---------------------
Ronald G. Panello

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To InSight Health Services Corp.:

We have audited, in accordance with generally accepted auditing standards, the financial statements for INSIGHT HEALTH SERVICES CORP. included in this Form 10-K and have issued our report thereon dated September 13, 1996. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                           ARTHUR ANDERSEN LLP


Orange County, California
September 13, 1996

                                     SCHEDULE IX

                          VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND
                 FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                (AMOUNTS IN THOUSANDS)


                                              Balance at  Charges to                      Balance at
                                              Beginning    Cost and                          End of
                                               of Period   Expenses     Other                Period
                                              ----------  ----------  --------            -----------
December 31, 1993:
    Allowance for doubtful accounts            $   466     $ 1,621    $   (423)     (A)     $ 1,664
    Allowance for contractual adjustments          250       2,504      (1,724)     (A)       1,030
    Inventory reserve                               81         749           -                  830
                                               -------     -------    --------              -------
         Total                                 $   797     $ 4,874    $ (2,147)             $ 3,524
                                               -------     -------    --------              -------
                                               -------     -------    --------              -------


December 31, 1994:
    Allowance for doubtful accounts            $ 1,664     $ 1,124    $ (1,233)     (A)     $ 1,555
    Allowance for contractual adjustments        1,030       2,692      (2,384)     (A)       1,338
    Inventory reserve                              830           -        (830)     (B)           -
                                               -------     -------    --------              -------

         Total                                 $ 3,524     $ 3,816    $ (4,447)             $ 2,893
                                               -------     -------    --------              -------
                                               -------     -------    --------              -------

December 31, 1995:
    Allowance for  doubtful accounts           $ 1,555     $ 1,669    $ (1,489)     (A)     $ 1,735
    Allowance for contractual adjustments        1,338       4,512      (4,302)     (A)       1,548
                                               -------     -------    --------              -------
         Total                                 $ 2,893     $ 6,181    $ (5,791)     (A)     $ 3,283
                                               -------     -------    --------              -------
                                               -------     -------    --------              -------

June 30, 1996:
    Allowance for doubtful accounts            $ 1,735     $   617    $    (63)  (A)(C)     $ 2,289
    Allowance for contractual adjustments        1,548       3,440         531   (A)(C)       5,519
                                               -------     -------    --------              -------
         Total                                 $ 3,283     $ 4,057    $    468              $ 7,808
                                               -------     -------    --------              -------
                                               -------     -------    --------              -------



(A) Write-offs of uncollectible accounts.
[cad 179](B) MHC sold all inventory on hand in 1994.
(C) In connection with the Merger, MHC acquired the valuation and qualifying accounts related to AHS.