Form 10-Q
period 1996-09-30
INSIGHT HEALTH SERVICES CORP
filed 1996-11-19
CIK 1012697

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to                 .
                                    ----------------    ----------------

                         Commission file number 0-28622

                          INSIGHT HEALTH SERVICES CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                    33-0702770
     --------------------------------                  --------------------
     (State or other jurisdiction                      (I.R.S. Employer
     of incorporation or organization)                 Identification No.)


          4400 MACARTHUR BLVD., SUITE 800, NEWPORT BEACH, CA 92660
--------------------------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)


                                 (714) 476-0733
               ---------------------------------------------------
               (Registrant's telephone number including area code)


                                       N/A
   -----------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and;
     (2) has been subject to such filing requirements for the past 90 days.


                             Yes    X             No
                                 -------            --------

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 2,710,240 shares of Common Stock as of November 1, 1996.

The number of pages in this Form 10-Q is 15.

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES

                                      INDEX



                                                                    PAGE  NUMBER

PART I.    FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets as of
               September 30, 1996 (unaudited) and
               June 30, 1996                                               3

          Condensed Consolidated Statements of Operations
               (unaudited) for the three months ended
               September 30, 1996 and 1995                                 4

          Condensed Consolidated Statements of Cash Flows
               (unaudited) for the three months ended
               September 30, 1996 and 1995                                 5

          Notes to Condensed Consolidated Financial Statements            6-9

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                        9-13

PART II.   OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                           14

SIGNATURES                                                                15

                        PART I  -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)


                                                        September 30,   June 30,
                                                            1996          1996
                                                        ------------    --------
                                                         (Unaudited)

                               ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                              $  5,940     $  6,864
   Trade accounts receivable, net of allowances
     of $9,718 and $10,088, respectively                    13,024       12,916
   Other receivables, net                                    1,019          973
   Other current assets                                      2,562        1,708
                                                         ---------     --------
          Total current assets                              22,545       22,461
PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $14,016 and $11,958, respectively        28,942       29,852
INVESTMENT IN PARTNERSHIPS                                     435          359
OTHER ASSETS                                                   475          749
INTANGIBLE ASSETS, net                                      18,943       16,965
                                                         ---------     --------
                                                           $71,340      $70,386
                                                         ---------     --------
                                                         ---------     --------


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Accounts payable and other accrued expenses             $13,575      $13,352
   Current portion of equipment and other notes              9,979        9,223
   Current portion of deferred gain on debt restructure        968        1,053
                                                         ---------     --------
          Total current liabilities                         24,522       23,628
                                                         ---------     --------
LONG-TERM LIABILITIES:
   Equipment and other notes, less current portion          37,583       35,641
                                                         ---------     --------
   Deferred gain on debt restructure, less current
    portion                                                  1,262        1,467
   Other long-term liabilities                                 809        2,731
                                                         ---------     --------
          Total long-term liabilities                       39,654       39,839
                                                         ---------     --------
MINORITY INTEREST                                            1,654        1,515
                                                         ---------     --------
STOCKHOLDERS' EQUITY (DEFICIT):
   Convertible Series A preferred stock,
       $.001 par value, 3,500,000 shares authorized;
       2,501,760 outstanding at September 30, 1996 and
       June 30, 1996, respectively stated at                 6,750        6,750
   Common stock, $. 001 par value, 25,000,000
       shares authorized; 2,710,240 shares outstanding
       at September 30, 1996 and June 30, 1996,
       respectively                                              3            3
   Additional paid-in capital                               23,100       23,100
   Accumulated deficit                                     (24,343)     (24,449)
                                                         ---------     --------
            Total stockholders' equity (deficit)             5,510        5,404
                                                         ---------     --------
                                                           $71,340      $70,386
                                                         ---------     --------
                                                         ---------     --------

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
            (Amounts in thousands, except shares and per share data)


                                                           Three Months Ended
                                                               September 30,
                                                          ----------------------
                                                             1996         1995
                                                          ---------      -------
REVENUES:
  Contract services                                       $ 11,723     $ 10,121
  Patient services                                           9,993        1,823
  Other                                                        400          205
                                                         ---------     --------
          Total revenues                                    22,116       12,149

COSTS OF OPERATIONS:
  Cost of services                                          12,183        6,082
  Provision for bad debts                                      442          225
  Equipment leases                                           4,519        3,732
  Depreciation and amortization                              2,343        1,057
                                                         ---------     --------
          Total costs of operations                         19,487       11,096
                                                         ---------     --------
GROSS PROFIT                                                 2,629        1,053

CORPORATE OPERATING EXPENSES                                 1,770          824
                                                         ---------     --------
INCOME FROM COMPANY OPERATIONS                                 859          229

EQUITY IN  EARNINGS OF UNCONSOLIDATED
  PARTNERSHIPS                                                 107          126
                                                         ---------     --------
OPERATING INCOME                                               966          355

INTEREST EXPENSE, net                                          860          429
                                                         ---------     --------
NET INCOME (LOSS)                                         $    106     $    (74)
                                                         ---------     --------
                                                         ---------     --------

INCOME (LOSS) PER COMMON SHARE:
  Net income (loss)                                       $   0.02     $  (0.05)
                                                         ---------     --------
                                                         ---------     --------

  Weighted average number of common shares outstanding   5,432,545    1,355,640
                                                         ---------     --------
                                                         ---------     --------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Amounts in thousands)

                                                              Three Months Ended
                                                                 September 30,
                                                              ------------------
                                                               1996        1995
                                                              -------     ------

OPERATING ACTIVITIES:
  Net income (loss)                                       $    106     $    (74)
  Adjustments to reconcile net income (loss) to net
          cash provided by operating activities:
      Depreciation and amortization                          2,397        1,207
      Amortization of deferred gain on debt restructure       (290)          -
      Gain on disposal of assets                               (58)          -
  Cash provided by (used in) changes in operating
   working capital:
      Receivables, net                                          57         (169)
      Other current assets                                    (851)        (216)
      Accounts payable and other current liabilities           173          110
                                                         ---------     --------
          Net cash provided by operating activities          1,592          800
                                                         ---------     --------
INVESTING ACTIVITIES:
  Additions to property and equipment                         (885)        (401)
  Proceeds from disposal of assets                               -          170
  Acquisition of customer contracts and intangibles              -          (10)
  Acquisition of imaging center                             (2,766)            -
  Other, net                                                   337           (8)
                                                         ---------     --------
          Net cash used in investing activities             (3,314         (249)
                                                         ---------     --------
FINANCING ACTIVITIES:
  Payments on debt and capital lease obligations            (2,542)      (1,240)
  Proceeds from issuance of debt                             3,340           -
                                                         ---------     --------
          Net cash provided by  (used in)
           financing activities                                798       (1,240)
                                                         ---------     --------
DECREASE IN CASH AND CASH EQUIVALENTS                         (924         (689)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                        6,864        2,186
                                                         ---------     --------
  End of period                                           $  5,940     $  1,497
                                                         ---------     --------
                                                         ---------     --------
SUPPLEMENTAL INFORMATION:
  Interest paid                                           $  1,173      $   727
  Securities litigation settlement paid with
   long-term debt                                            1,900           -

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  MERGER

InSight Health Services Corp. ("InSight" or the "Company") is a Delaware corporation formed on February 23, 1996 in connection with the Agreement and Plan of Merger, dated as of February 26, 1996 (the "Merger Agreement"), among American Health Services Corp., a Delaware corporation ("AHS"), Maxum Health Corp., a Delaware corporation ("MHC" or "Maxum"), InSight and two wholly owned subsidiaries of InSight, AHSC Acquisition Company, a Delaware corporation ("AHSC Acquisition"), and MXHC Acquisition Company, a Delaware corporation ("MXHC Acquisition"). Pursuant to the terms of the Merger Agreement, (i) AHSC Acquisition merged with and into AHS and MXHC Acquisition merged with and into Maxum (collectively, the "Merger"), (ii) each outstanding share of common stock, par value $.03 per share, of AHS ("AHS Common Stock") was converted into the right to receive one-tenth of a share of common stock, par value $ .001 per share, of InSight ("InSight Common Stock"), (iii) each outstanding share of Series B Senior Convertible Preferred Stock, par value $ .03 per share, of AHS ("AHS Series B Preferred Stock") which was convertible into 100 shares of AHS Common Stock was converted into the right to receive ten (10) shares of InSight Common Stock, (iv) each outstanding share of Series C Preferred Stock, par value $ .03 per share, of AHS (the "AHS Series C Preferred Stock"), which was issued immediately prior to the consummation of the Merger, was converted into the right to receive 1.25088 shares of Series A Preferred Stock, par value $ .001 per share, of InSight (the "InSight Series A Preferred Stock"), (v) each outstanding share of common stock, par value $ .01 per share, of Maxum ("Maxum Common Stock") was converted into the right to receive .598 of a share of InSight Common Stock, (vi) each outstanding share of Series B Preferred Stock, par value $.01 per share, of Maxum (the "Maxum Series B Preferred Stock"), which was issued immediately prior to the consummation of the Merger, was converted into the right to receive 83.392 shares of InSight Series A Preferred Stock, and
(vii) each outstanding option, warrant or other right to purchase AHS Common Stock and Maxum Common Stock was converted into the right to acquire, on the same terms and conditions, shares of InSight Common Stock, with the number of shares and exercise price applicable to such option, warrant or other right adjusted based on the applicable exchange ratio for the underlying AHS Common Stock or Maxum Common Stock.

Concurrent with the consummation of the Merger, AHS and MHC completed a debt restructuring with General Electric Company ("GE Medical"), the primary creditor of MHC and AHS, and General Electric Capital Corporation. This restructuring resulted in the reduction of certain debt and operating lease obligations and cancellation of certain stock warrants of MHC and AHS in exchange for, among other things, the issuance to GE Medical, immediately prior to the consummation of the Merger, of Maxum Series B Preferred Stock and AHS Series C Preferred Stock. In connection with this restructuring, MHC recorded the extinguishment of $9.0 million of long-term debt obligations and an extraordinary gain representing the difference in the carrying value ($9.0 million) of the debt obligations settled over the fair value ($3.4 million) of the Maxum Series B Preferred Stock issued to GE Medical. In accordance with the provisions of troubled debt accounting, a portion of the extraordinary gain, equal to the sum of the current and long-term portions of future interest payable on all remaining GE Medical debt and capital lease obligations of $1.0 million and $1.5 million, respectively, was deferred and will be reduced by future interest payments over the terms of the respective debt instruments.

At the effective time of the Merger, Maxum Series B Preferred Stock and AHS Series C Preferred Stock issued to GE Medical was converted into the right to receive such number of shares of InSight Series A Preferred Stock that is convertible into such number of shares of InSight Common Stock representing approximately 48% of InSight Common Stock outstanding at the effective time of the Merger (after giving effect to such conversion).

Under an amended equipment maintenance service agreement, GE Medical will also be entitled to receive for ten years an annual supplemental service fee equal to 14% of the Company's pretax income, subject to certain adjustments. InSight may terminate the supplemental service fee at any time during such ten-year period by making a payment to GE Medical equal to $8 million less the discounted value of the aggregate amount of the supplemental service fee (calculated at a discount rate of 15% per annum) paid through the date of such termination payment.

The Merger was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. MHC is treated as the acquiror for accounting purposes. The condensed consolidated financial statements presented herein for the three months ended September 30, 1995 represent the operating results of MHC only.

The results of operations of AHS have been included in the consolidated financial statements since the acquisition date. The pro forma effects of the Merger, as if it had occurred as of July 1, 1995, are summarized as follows (amounts in thousands):

                                             Three Months Ended
                                             September 30, 1995
                                                  (unaudited)
                         Revenues                  $21,204
                         Expenses                   21,638
                                                  --------
                         Net loss                 $   (434)
                                                  --------
                                                  --------
                         Loss per share           $  (0.16)
                                                  --------
                                                  --------


The pro forma results of operations for the three months ended September 30, 1995 include $0.2 million of amortization of intangibles related to the Merger. The pro forma results do not include the interest and lease savings resulting from the Merger.

On September 13, 1996, AHS changed its name to InSight Health Corp. ("IHC").

2.  INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of the Company's Annual Report on Form 10-K for the period ended June 30, 1996 filed with the Securities and Exchange Commission on October 15, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for fair presentation of results for the period have been included. The results of operations for the three months ended September 30, 1996, are not necessarily indicative of the results to be achieved for the full fiscal year.

Certain reclassifications have been made to conform prior year amounts to the current year presentation.

3.  INVESTMENTS IN PARTNERSHIPS

Set forth below is the summarized income statement data of the Company's unconsolidated partnerships (amounts in thousands):


                                         Three Months Ended
                                            September 30,
                                         ------------------
                                           1996       1995
                                         -------      -----
                                             (unaudited)

                    Net revenues        $1,025         $1,143
                    Expenses               780            846
                                        ------         ------
                    Net income          $  245         $  297
                                        ------         ------
                                        ------         ------

                    Equity in
                       earnings of
                       partnerships    $   107         $  126
                                        ------         ------
                                        ------         ------

Set forth below is the summarized combined financial data of the Company's three 50 percent or less owned and controlled entities which are consolidated (amounts in thousands):



                                                        Three Months Ended
                                                            September 30,
                                                      -----------------------
                                                      1996               1995
                                                      ----               ----
                                                            (unaudited)

      Condensed Combined Statement
       of Operations Data:
          Net revenues                                $1,751           $     -
          Expenses                                     1,261                 -
          Provision for center profit distribution       250                 -
                                                     -------            -------
          Net income                                  $  240            $    -
                                                     -------            -------
                                                     -------            -------


                                                    September 30,       June 30,
                                                        1996              1996
                                                    -------------       --------
                                                     (unaudited)
      Condensed Combined
       Balance Sheet Data:
          Current assets                              $2,206             $2,327
          Total assets                                 3,767              3,955
          Current liabilities                            673              1,019
          Long-term debt                                 383                416
          Minority interest equity                     1,481              1,391



The provision for center profit distribution shown above represents the minority interest in the income of these combined entities.

4.  INCOME (LOSS) PER COMMON SHARE

The number of shares used in computing income (loss) per common share is equal to the weighted average number of common and common equivalent shares outstanding during the respective periods, adjusted retroactively for the conversion of Maxum Common Stock into InSight Common Stock as a result of the Merger. Common stock equivalents relating to options, warrants and convertible preferred stock are not included in 1995 due to their antidilutive effect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITIONS

InSight believes a consolidation in the diagnostic imaging industry is occurring and is necessary in order to provide surviving companies the opportunity to achieve operating and administrative efficiencies through the consolidation of duplicative infrastructures. Subject to its ability to obtain financing terms reasonably acceptable to the Company, the strategy of InSight will be focused on three interrelated initiatives: (i) consolidation of the highly fragmented diagnostic imaging industry through acquisition of organizations which either strategically fit into its regional networking strategy or provide significant cost savings; (ii) development of regional networks of radiology providers and physicians designed to provide the highest quality and most cost-effective unit of diagnostic information to the broadest population in a given market; and
(iii) new business initiatives focused on broadening its range of services to managed care organizations, hospitals and physician management companies to include radiology management services; information management services; unbundling of current core services such as billing and collections, technician training and staffing, and asset management and continued evaluation of opportunities with emerging technologies. InSight believes that long-term viability is contingent upon its ability to successfully participate in this industry consolidation. InSight views the Merger of MHC and IHC as reflective of this consolidation and will continue to consider and pursue consolidation opportunities. In September 1996, InSight completed the acquisition of an open magnetic resonance imaging ("MRI") center in Hayward, California.

RESULTS OF OPERATIONS

BECAUSE THE MERGER WAS ACCOUNTED FOR USING THE PURCHASE METHOD OF ACCOUNTING AND MHC WAS TREATED AS THE ACQUIROR, THE FOLLOWING DISCUSSION AND ANALYSIS CONTAINS THE HISTORICAL FINANCIAL DATA OF THE COMPANY (REFLECTING THE COMBINED OPERATIONS OF IHC AND MHC) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND THE HISTORICAL FINANCIAL DATA OF MHC ONLY FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

Three months ended September 30, 1996 compared to September 30, 1995.

REVENUES: Revenues increased approximately $10.0 million for the three months ended September 30, 1996, compared with the same period in 1995. The increase in revenues was due primarily to additional IHC revenues as a result of the Merger (approximately $9.1 million) and to increases in contract services, patient services and other revenues (approximately $0.9 million).

Contract services revenues increased approximately $1.6 million for the three months ended September 30, 1996, compared with the same period in 1995. This increase was due primarily to additional IHC revenues as a result of the Merger (approximately $1.5 million) and a slight increase in existing contract services revenues.

Patient services revenues increased approximately $8.1 million for the three months ended September 30, 1996, compared with the same period in 1995. The increase was due primarily to additional IHC revenues as a result of the Merger (approximately $7.5 million) and an increase at the Company's fixed site diagnostic imaging centers as a result of the acquisition of a diagnostic imaging center in October 1995 and higher volumes at existing diagnostic imaging centers (approximately $0.6 million).

InSight's contract services revenues, primarily earned by its mobile facilities represent approximately 53% of total revenues. Each year approximately one-quarter to one-third of the contract service agreements are subject to renewal. It is expected that some high volume customer accounts will elect not to renew their agreements and instead to purchase or lease their own diagnostic imaging equipment and some customers may choose an alternative services provider. In the past where agreements are not renewed, the Company has been able to obtain replacement customer accounts; however, it is not always possible to obtain replacement accounts and some replacement accounts have been smaller. The non-renewal of a single customer agreement would not have a material impact on revenues; however, non-renewal of several agreements could have a material impact on contract service revenues.

In addition, the Company's contract services revenues with regard to its mobile facilities in certain markets depend in part on some customer accounts with high volume. If the future reimbursement levels of such customers were to decline or cease or if such customers were to become financially insolvent such events could have a material adverse effect on InSight's revenues. If such agreements were not replaced with new accounts or with the expansion of services on existing accounts, InSight's revenues would be adversely affected.

No single source accounts for more than 10% of InSight's revenues. The Company, through IHC, has six individual contracts with the county of Los Angeles (the "County") covering six separate sites. In the aggregate, these sites earn revenues which represent approximately 10% of InSight's annual revenues. From time to time, the County has experienced financial difficulties. If such difficulties caused the County to curtail or terminate InSight's services, the Company's business would be adversely affected.

Management believes that any future increases in revenues can only be achieved by higher utilization and not by increases in procedure prices since reimbursement is declining; however, excess capacity of diagnostic imaging equipment, increased competition, anticipated healthcare reform and the expansion of managed care may impact utilization and make it difficult for the Company to achieve revenue increases in the future, absent the negotiation of provider agreements with managed care companies and other payors, acquisition of profitable diagnostic imaging centers and development of management services which are not capital intensive.

COSTS OF OPERATIONS: Costs of operations increased approximately $8.4 million for the three months ended September 30, 1996, compared to the same period in 1995. The increase was due primarily to additional IHC costs as a result of the Merger (approximately $7.0 million) and an increase of approximately $1.4 million from the existing diagnostic imaging centers, which was the result of the acquisition of the diagnostic imaging center discussed above and to a sales tax refund of approximately $0.4 million received during the three months ended September 30, 1995.

To the extent that the Company has pretax income for the fiscal year ended June 30, 1997, under the terms of the amended equipment maintenance service agreement with GE Medical described above, GE

Medical will be entitled to receive a payment equal to 14% of such pretax income, subject to certain adjustments.

CORPORATE OPERATING EXPENSES: Corporate operating expenses increased approximately $0.9 million for the three months ended September 30, 1996, compared to the same period in 1995. The increase was primarily related to maintaining duplicate staffing during the transition phase of the Merger. The Company expects to achieve annualized cost savings compared to the historical combined costs of MHC and IHC, primarily as a result of elimination of duplicate facilities including corporate headquarters, and synergies in staff and functional areas. No assurance can be given, however, that difficulties will not be encountered in integrating the operations of MHC and IHC or that the full benefits and attendant cost savings expected from such integration will be realized or achieved in the expected time frame.

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS: Equity in earnings of unconsolidated partnerships decreased approximately $0.02 million for the three months ended September 30, 1996, compared with the same period in 1995, due to reduced income at one of the Company's unconsolidated partnerships.

INTEREST EXPENSE: Interest expense increased approximately $0.4 million for the three months ended September 30, 1996, compared to the same period in 1995. The increase was due primarily to additional debt assumed as a result of the Merger (approximately $0.8 million), offset by reduced interest as a result of (i) amortization of the deferred gain on debt restructure with GE Medical (approximately $0.3 million) and (ii) amortization of long-term debt.

INCOME (LOSS) PER COMMON SHARE: Net income per common share was $0.02 for the three months ended September 30, 1996, compared to a net loss per common share of $(0.05) for the three months ended September 30, 1995. The improvement in income per common share is the result of increased gross profit due to the addition of IHC as a result of the Merger, offset by (i) increased corporate operating expenses, (ii) a decrease in earnings from unconsolidated partnerships, and (iii) increased interest expense.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

In connection with the Merger, certain financial accommodations with MHC's and IHC's primary creditor, GE Medical, became effective in June 1996. The financial accommodations with GE Medical restrict InSight's ability to raise capital, incur additional debt, enter into additional leases for equipment, complete acquisitions, or enter into other corporate transactions without first obtaining a waiver or consent from GE Medical

InSight operates in a capital intensive, high fixed cost industry that requires significant amounts of working capital to fund operations, particularly the initial start-up and development expenses of new operations and yet is constantly under external pressure to contain costs and reduce prices. Revenues and cash flows have been adversely affected by an increased collection cycle, increased competitive pressures and major restructurings within the healthcare industry. This adverse effect on revenues and cash flow is expected to continue, especially in the mobile diagnostic imaging business. Management believes that InSight's long-term viability is contingent upon its ability (through MHC and IHC, its principal operating subsidiaries) to successfully participate in the ongoing industry consolidation

InSight continues to pursue acquisition opportunities. InSight believes that the expansion of its business through acquisitions is a key factor in achieving profitability. Generally, acquisition opportunities are aimed at increasing revenues and profits, and maximizing utilization of existing capacity. Incremental operating profit resulting from future acquisitions will vary depending on geographic location, whether facilities are mobile versus fixed, range of services provided and the Company's ability to integrate the acquired businesses into its existing infrastructure. The ability of the Company to capitalize on identified acquisition opportunities is dependent upon the availability of financing on terms reasonably acceptable to the Company. In September 1996, InSight completed the acquisition of the open MRI center discussed above.

InSight's operations are principally dependent on its ability (either directly or indirectly through its hospital customers) to attract referrals from physicians and other healthcare providers representing a variety of specialties. The Company's eligibility to provide service in response to a referral is often dependent on the existence of a contractual arrangement with the referred patient's insurance carrier (primarily if the insurance is provided by a managed care organization). Managed care contracting has become very competitive and reimbursement schedules are nearing Medicare reimbursement levels. A decline in referrals and/or reimbursement rates would adversely affect InSight's revenues and profits.

Working capital decreased to a deficit of approximately $1.9 million at September 30, 1996 from a deficit of approximately $1.2 million at June 30, 1996. This increase in deficit of approximately $0.7 million is primarily due to principal payments on long-term debt, offset by net income before depreciation and amortization. The Company has no lines of credit available to borrow against for working capital purposes. Notwithstanding the above, the Company believes that its current cash balances, including those acquired from IHC, and cash flows from operations, absent further declines in referrals, reimbursement and/or cancellation of customer agreements, will be sufficient to finance its current operations.

Cash and cash equivalents decreased to approximately $5.9 million at September 30, 1996 from approximately $6.8 million at June 30, 1996. This decrease of approximately $0.9 million resulted from (i) purchases of property and equipment (approximately $0.8 million), (ii) payments on debt and capital lease obligations (approximately $2.5 million); and (iii) payments of Merger transaction costs, including investment banking fees, legal fees, document printing, mailing and filing fees and severance costs of terminated employees (approximately $0.6 million). This decrease was offset by net income before depreciation and amortization (approximately $2.5 million).

The Company has committed to purchase, at an aggregate cost of approximately $2.2 million, two open MRI systems for delivery and installation at two sites during the quarter ending March 31, 1997. GE Medical has agreed to finance the purchase or lease of such equipment. In addition, the Company may purchase, lease or upgrade other MRI systems in the last half of fiscal 1997, as opportunities arise to place new equipment into service when new contract service agreements are signed, existing agreements are renewed, acquisitions are completed, or new imaging centers are developed in accordance with the Company's development strategy.

In February 1996, MHC and the other parties in a class action securities lawsuit reached a settlement. On July 29, 1996, following final court approval, MHC and the other parties collectively paid to the plaintiffs in the class action the balance of the agreed upon settlement amount. In anticipation of this settlement, MHC recorded a charge of $1.5 million in the fourth quarter of 1995 and as part of the Merger borrowed approximately $1.9 million to finance the settlement, which is payable over a five-year period beginning September 1, 1996.

This Management's Discussion and Analysis contains forward-looking statements concerning the expected synergies from the Merger and the Company's ability to finance its current and future operations and acquisitions. These forward-looking statements involve a number of risks and uncertainties. In addition to the above-mentioned factors, among other factors that could cause actual results to differ materially are the following: availability of financing; limitations and delays in reimbursement by third-party payors; contract renewals and financial stability of customers; technology changes; governmental regulation; conditions within the healthcare environment; adverse utilization trends for certain diagnostic imaging procedures; aggressive competition; general economic factors; InSight's inability to carry out its business strategy due to rising purchase prices of imaging centers and companies; and the risk factors listed from time to time in InSight's filings with the Securities and Exchange Commission ("SEC").

                          PART II  -  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS.

               There are none.

          (b)  REPORTS ON FORM 8-K.

               On July 5, 1996, the Company filed a current report on Form 8-K with the SEC (Item 2. Acquisition or Disposition of Assets) reporting the Merger of two wholly-owned subsidiaries of the Company with and into AHS and Maxum on June 26, 1996. The Form 8-K also included (i) audited financial statements of MHC and AHS as of December 31, 1995 (incorporated by reference from the Joint Proxy Statement/Prospectus of MHC, AHS and InSight dated May 9, 1996 and filed with the SEC on May 13, 1996), (ii) unaudited interim financial statements of MHC and AHS as of March 31, 1996 (incorporated by reference from each of MHC's Form 10-Q and AHS' Form 10Q, filed on May 15, 1996) and (iii) unaudited pro forma condensed consolidated financial statements of InSight (filed therewith) and of MHC and AHS as of March 31, 1996 (incorporated by reference from the Joint Proxy Statement/Prospectus of MHC, AHS and InSight dated May 9, 1996 and filed with the SEC on May 13, 1996).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INSIGHT HEALTH SERVICES CORP.



                                   /s/ E. Larry Atkins
                                   ------------------------------
                                   E. Larry Atkins
                                   President and Chief Executive Officer



                                   /s/ Thomas V. Croal
                                   ------------------------------
                                   Thomas V. Croal
                                   Executive Vice President,
                                   Chief Financial Officer and Secretary

                                   November 18, 1996