Form 10-Q
period 1996-12-31
INSIGHT HEALTH SERVICES CORP
filed 1997-02-19
CIK 1012697

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                              -------------------------

                                      FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 1996

                                          OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                  to                 .

                            Commission file number 0-28622

                            INSIGHT HEALTH SERVICES CORP.
                         -----------------------------------
                (Exact name of registrant as specified in its charter)

              Delaware                               33-0702770
   ------------------------------           ------------------------------
    (State or other jurisdiction                  (I.R.S. Employer
    of incorporation or organization)            Identification No.)

               4400 MacArthur Blvd., Suite 800, Newport Beach, CA 92660
    ----------------------------------------------------------------------
            (Address of principal executive offices)         (Zip Code)

                                    (714) 476-0733
              ---------------------------------------------------------
                 (Registrant's telephone number including area code)

                                         N/A
        ----------------------------------------------------------------------
                (Former name, former address and former fiscal year,
                            if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and; (2) has been subject to such filing requirements for the past 90 days.
                             Yes     X         No
                                  ----------       ----------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 2,714,725 shares of Common Stock as of February 14, 1997.

                     The number of pages in this Form 10-Q is 18.

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES

                                        INDEX



                                                                 PAGE  NUMBER

PART I.    FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheets as of
              December 31, 1996 (unaudited) and June 30, 1996           3

            Condensed Consolidated Statements of
              Operations (unaudited)for the three months
              ended December 31, 1996 and 1995                          4

            Condensed Consolidated Statements of Operations
              (unaudited)for the six months ended
              December 31, 1996 and 1995                                5

            Condensed Consolidated Statements of Cash Flows
              (unaudited) for the six months ended
              December 31, 1996 and 1995                                6

            Notes to Condensed Consolidated Financial Statements        7 - 10

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                       11 - 16

PART II.   OTHER INFORMATION

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                            17

SIGNATURES                                                              18

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Amounts in thousands, except share data)

                                                           December 31,     June 30,
                                                              1996            1996
                                                           ------------    ----------
                                                           (Unaudited)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                $   7,272      $   6,864
   Trade accounts receivable, net of allowances of $10,198
       and $10,088, respectively                               13,183         12,916
    Other receivables, net                                        922            973
    Other current assets                                        2,452          1,708
                                                            ---------      ---------
        Total current assets                                   23,829         22,461
PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $15,912 and $11,958, respectively           28,224         29,852
INVESTMENT IN PARTNERSHIPS                                        529            359
OTHER ASSETS                                                      313            749
INTANGIBLE ASSETS, net                                         18,645         16,965
                                                            ---------      ---------
                                                            $  71,540      $  70,386
                                                            ---------      ---------
                                                            ---------      ---------


                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and other accrued expenses              $  12,960      $  13,352
   Current portion of equipment and other notes                10,680          9,223
   Current portion of deferred gain on debt restructure           896          1,053
                                                            ---------      ---------
        Total current liabilities                              24,536         23,628
                                                            ---------      ---------
LONG-TERM LIABILITIES:
   Equipment and other notes, less current portion             37,502         35,641
   Deferred gain on debt restructure, less current portion      1,080          1,467
   Other long-term liabilities                                    788          2,731
                                                            ---------      ---------
        Total long-term liabilities                            39,370         39,839
                                                            ---------      ---------
MINORITY INTEREST                                               1,862          1,515
                                                            ---------      ---------
STOCKHOLDERS' EQUITY:
   Convertible Series A preferred stock,
    $.001 par value, 3,500,000 shares authorized;
    2,501,760 outstanding at December 31, 1996 and
    June 30, 1996, respectively, stated at                      6,750          6,750
  Common stock, $.001 par value, 25,000,000
    shares authorized; 2,710,240 shares outstanding
    at December 31, 1996 and June 30, 1996, respectively            3              3
  Additional paid-in capital                                   23,100         23,100
  Accumulated deficit                                         (24,081)       (24,449)
                                                            ---------      ---------
         Total stockholders' equity                             5,772          5,404
                                                            ---------      ---------
                                                            $  71,540      $  70,386
                                                            ---------      ---------
                                                            ---------      ---------



The accompanying notes are an integral part of these condensed consolidated balance sheets.

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
               (Amounts in thousands, except shares and per share data)

                                                       Three Months Ended
                                                           December 31,
                                                     -----------------------
                                                        1996          1995
                                                     ----------     --------
REVENUES:
  Contract services                                  $  11,867       $  9,850
  Patient services                                      10,477          2,666
  Other                                                    648            241
                                                     ---------       --------
       Total revenues                                   22,992         12,757

COSTS OF OPERATIONS:
  Cost of services                                      12,568          7,857
  Provision for doubtful accounts                          416            400
  Equipment leases                                       4,571          3,739
  Depreciation and amortization                          2,389            637
                                                     ---------       --------
        Total costs of operations                       19,944         12,633
                                                     ---------       --------

GROSS PROFIT                                             3,048            124

CORPORATE OPERATING EXPENSES                             1,886          1,427
                                                     ---------       --------

INCOME (LOSS) FROM COMPANY OPERATIONS                    1,162         (1,303)

EQUITY IN EARNINGS OF UNCONSOLIDATED
  PARTNERSHIPS                                             138             86
                                                     ---------       --------

OPERATING INCOME (LOSS)                                  1,300         (1,217)
                                                     ---------       --------

OTHER EXPENSES:
  Interest expense, net                                   (934)          (549)
  Provision for securities litigation settlement             -         (1,500)
                                                     ---------       --------
                                                          (934)        (2,049)
                                                     ---------       --------

INCOME (LOSS) BEFORE INCOME TAXES                          366         (3,266)

INCOME TAX EXPENSE                                         104             -
                                                     ---------       --------

NET INCOME (LOSS)                                    $     262       $ (3,266)
                                                     ---------       --------
                                                     ---------       --------


INCOME (LOSS) PER COMMON SHARE:
  Net income (loss)                                  $    0.05       $  (2.41)
                                                     ---------       --------
                                                     ---------       --------

  Weighted average number of common
    shares outstanding                               5,432,977     1,357,306
                                                     ---------       --------
                                                     ---------       --------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
               (Amounts in thousands, except shares and per share data)

                                                         Six Months Ended
                                                            December 31,
                                                      ------------------------
                                                         1996           1995
                                                      ----------     ---------
REVENUES:
  Contract services                                  $  23,590      $  19,971
  Patient services                                      20,470          4,488
  Other                                                  1,048            446
                                                     ---------      ---------
       Total revenues                                   45,108         24,905

COSTS OF OPERATIONS:
  Cost of services                                      24,750         13,938
  Provision for doubtful accounts                          858            625
  Equipment leases                                       9,091          7,471
  Depreciation and amortization                          4,732          1,694
                                                     ---------      ---------
        Total costs of operations                       39,431         23,728
                                                     ---------      ---------

GROSS PROFIT                                             5,677          1,177

CORPORATE OPERATING EXPENSES                             3,655          2,251
                                                     ---------      ---------

INCOME (LOSS) FROM COMPANY OPERATIONS                    2,022         (1,074)

EQUITY IN EARNINGS OF UNCONSOLIDATED
  PARTNERSHIPS                                             245            212
                                                     ---------      ---------

OPERATING INCOME (LOSS)                                  2,267           (862)
                                                     ---------      ---------

OTHER EXPENSES:
  Interest expense, net                                 (1,795)          (978)
  Provision for securities litigation settlement             -         (1,500)
                                                     ---------      ---------
                                                        (1,795)        (2,478)
                                                     ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES                          472         (3,340)

INCOME TAX EXPENSE                                         104              -
                                                     ---------      ---------

NET INCOME (LOSS)                                    $     368      $  (3,340)
                                                     ---------      ---------
                                                     ---------      ---------

INCOME (LOSS) PER COMMON SHARE:
  Net income (loss)                                  $    0.07      $   (2.46)
                                                     ---------      ---------
                                                     ---------      ---------


  Weighted average number of common
    shares outstanding                               5,433,846      1,356,473
                                                     ---------      ---------
                                                     ---------      ---------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (Amounts in thousands)


                                                                               Six Months Ended
                                                                                  December 31,
                                                                            -------------------------
                                                                               1996          1995
                                                                            ----------    -----------
OPERATING ACTIVITIES:
  Net income (loss)                                                         $    368      $  (3,340)
  Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
    Depreciation and amortization                                              4,857          2,481
    Amortization of deferred gain on debt restructure                           (544)             -
    Provision for securites litigation settlement                                  -          1,500
    Operating expenses financed by issuance of long-term debt                      -          1,212
    Gain on disposal of assets                                                     -            (73)
  Cash provided by (used in) changes in operating working capital:
    Receivables, net                                                             (45)          (708)
    Other current assets                                                        (741)          (227)
    Accounts payable and other current liabilities                               109            521
                                                                            --------      ---------
             Net cash provided by operating activities                         4,004          1,366
                                                                            --------      ---------

INVESTING ACTIVITIES:
  Additions to property and equipment                                         (1,393)          (374)
  Proceeds from disposal of assets                                                 -            230
  Acquisition of customer contracts and intangibles                                -            (10)
  Acquisition of imaging center                                               (2,766)        (1,668)
  Other                                                                          588            157
                                                                            --------      ---------
          Net cash used in investing activities                               (3,571)        (1,665)
                                                                            --------      ---------

FINANCING ACTIVITIES:
  Payments on debt and capital lease obligations                              (5,074)        (2,720)
  Proceeds from issuance of debt                                               5,049          2,689
  Other                                                                            -             14
                                                                            --------      ---------
          Net cash used in financing activities                                  (25)           (17)
                                                                            --------      ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 408           (316)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                          6,864          2,186
                                                                            --------      ---------
  End of period                                                             $  7,272      $   1,870
                                                                            --------      ---------
                                                                            --------      ---------

SUPPLEMENTAL INFORMATION:
  Interest paid                                                             $  1,811      $   1,117
  Securities litigation settlement paid with long-term debt                    1,900              -
  Equipment purchased with long-term debt                                        871          4,090
  Property taxes paid with long-term debt                                        572              -


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

Under an amended equipment maintenance service agreement, GE Medical will also be entitled to receive for ten years an annual supplemental service fee equal to 14% of the Company's pretax income, subject to certain adjustments. InSight may terminate the supplemental service fee at any time during such ten-year period by making a payment to GE Medical equal to $8.0 million less the discounted value of the aggregate amount of the supplemental service fee (calculated at a discount rate of 15% per annum) paid through the date of such termination payment.

The Merger was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. MHC is treated as the acquiror for accounting purposes. The condensed consolidated financial statements presented herein for the six and three months ended December 31, 1995, respectively, represent the operating results of MHC only.

The results of operations of AHS have been included in the consolidated financial statements since the acquisition date. The pro forma effects of the Merger, as if it had occurred as of July 1, 1995, are summarized as follows (amounts in thousands):


                      Three Months Ended  Six Months Ended
                     December 31, 1995   December 31, 1995
                      ------------------  -----------------
                        (unaudited)         (unaudited)

Revenues                $  21,634           $  42,838
Expenses                   25,648              47,286
                         ---------           ---------
Net loss                $  (4,014)          $  (4,448)
                         ---------           ---------
                         ---------           ---------
Loss per share          $   (1.48)          $   (1.64)
                         ---------           ---------
                         ---------           ---------



The pro forma results of operations for the six and three months ended December 31, 1995 include $0.3 million and $0.2 million, respectively, of amortization of intangibles related to the Merger. The pro forma results do not include the interest and lease savings resulting from the Merger.

On September 13, 1996, AHS changed its name to InSight Health Corp. ("IHC").

2.  INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of the Company's Annual Report on Form 10-K for the period ended June 30, 1996 filed with the Securities and Exchange Commission on October 15, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for fair presentation of results for the period have been included. The results of operations for the six months ended December 31, 1996, are not necessarily indicative of the results to be achieved for the full fiscal year.

Certain reclassifications have been made to conform prior year amounts to the current year presentation.


3.  INVESTMENTS IN PARTNERSHIPS

Set forth below is the summarized income statement data of the Company's unconsolidated partnerships (amounts in thousands):


                       Three Months Ended        Six Months Ended
                          December 31,             December 31,
                        ------------------        ----------------
                        1996       1995           1996      1995
                        ------     ------         ------    ------
                         (unaudited)               (unaudited)

Net revenues           $1,127     $1,135         $2,152    $2,278
Expenses                  812        932          1,592     1,778
                       ------     ------         ------    ------
Net income             $  315     $  203         $  560    $  500
                       ------     ------         ------    ------
                       ------     ------         ------    ------
Equity in earnings
  of partnerships       $  138    $   86         $  245    $  212
                       ------     ------         ------    ------
                       ------     ------         ------    ------

Set forth below is the summarized combined financial data of the Company's three 50% or less owned and controlled entities which are consolidated (amounts in thousands):

                               Three Months Ended         Six Months Ended
                                  December 31,              December 31,
                               ------------------       --------------------
                                1996         1995        1996           1995
                                ------        ----       ------          ----
                                   (unaudited)             (unaudited)
Condensed Combined Statement
  of Operations Data:
    Net revenues               $1,736        $  -       $3,487          $  -
    Expenses                    1,294           -        2,556             -
    Provision for center
      profit distribution         230           -          481             -
                               ------        ----       ------          -----
    Net income                 $  212        $  -       $  450          $  -
                               ------        ----       ------          -----
                               ------        ----       ------          -----

                              December 31,            June 30,
                                 1996                   1996
                              ------------            --------
                                         (unaudited)
Condensed Combined
  Balance Sheet Data:
    Current assets             $2,206                  $2,523
    Total assets                3,767                   4,029
    Current liabilities           673                     895
    Long-term debt                383                     349
    Minority interest equity    1,481                   1,522

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITIONS

InSight believes a consolidation in the diagnostic imaging industry is occurring and is necessary in order to provide surviving companies the opportunity to achieve operating and administrative efficiencies through the consolidation of duplicative infrastructures. Subject to its ability to obtain financing on terms reasonably acceptable to the Company, the strategy of InSight will be focused on four interrelated initiatives: (i) consolidation of the highly fragmented diagnostic imaging industry through acquisition of organizations which either strategically fit into its regional networking strategy or provide significant cost savings; (ii) development of a radiology co-source product where InSight will provide management services for radiology departments within hospitals; (iii) development of regional networks of radiology providers and physicians designed to provide the highest quality and most cost-effective unit of diagnostic information to the broadest population in a given market; and (iv) new business initiatives focused on broadening its range of services to managed care organizations, hospitals and physician management companies to include radiology management services; information management services; unbundling of current core services such as billing and collections, technician training and staffing, and asset management and continued evaluation of opportunities with emerging technologies. InSight believes that long-term viability is contingent upon its ability to successfully participate in this industry consolidation. InSight views the Merger of MHC and IHC as reflective of this consolidation and will continue to consider and pursue consolidation opportunities. In September 1996, InSight completed the acquisition of an open magnetic resonance imaging ("MRI") center in Hayward, California. In January 1997, InSight also entered into a definitive agreement to acquire three diagnostic imaging networks in the Northeast United States, subject to satisfaction of certain conditions. It is anticipated that this transaction will close during the last half of fiscal 1997.

RESULTS OF OPERATIONS

BECAUSE THE MERGER WAS ACCOUNTED FOR USING THE PURCHASE METHOD OF ACCOUNTING AND MHC WAS TREATED AS THE ACQUIROR, THE FOLLOWING DISCUSSION AND ANALYSIS CONTAINS THE HISTORICAL FINANCIAL DATA OF THE COMPANY (REFLECTING THE COMBINED OPERATIONS OF IHC AND MHC) FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 1996 AND THE HISTORICAL FINANCIAL DATA OF MHC ONLY FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 1995.

SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED TO DECEMBER 31, 1995

REVENUES: Revenues increased approximately $20.2 million for the six months ended December 31, 1996, compared with the same period in 1995. The increase in revenues was due primarily to additional IHC revenues as a result of the Merger (approximately $18.1 million), increases in contract services, patient services and other revenues (approximately $1.6 million), and an increase in patient services revenues due to the acquisition of the open MRI center discussed above in September 1996 (approximately $0.5 million).

Contract services revenues increased approximately $3.6 million for the six months ended December 31, 1996, compared with the same period in 1995. This increase was due primarily to additional IHC revenues as a result of the Merger (approximately $3.1 million) and an increase in existing contract services revenues due to increased numbers of procedures (approximately $0.5 million)

Patient services revenues increased approximately $16.0 million for the six months ended December 31, 1996, compared with the same period in 1995. The increase was due primarily to (i) additional IHC revenues as a result of the Merger (approximately $14.8 million), (ii) an increase at the Company's fixed site diagnostic imaging centers as a result of the acquisition of two diagnostic imaging centers in October 1995, and higher volumes at existing diagnostic imaging centers (approximately $0.7 million), and (iii) an increase due to the acquisition of the open MRI center (approximately $0.5 million).

InSight's contract services revenues, primarily earned by its mobile facilities, represent approximately 52% of total revenues. Each year approximately one-quarter to one-third of the contract services agreements are subject to renewal. It is expected that some high volume customer accounts will elect not to renew their agreements and instead will purchase or lease their own diagnostic imaging equipment and some customers may choose an alternative services provider. In the past where agreements have not been renewed, the Company has been able to obtain replacement customer accounts; however, it is not always possible to obtain replacement accounts and some replacement accounts have been smaller than the lost account. The non-renewal of a single customer agreement would not have a material impact on InSight's contract services revenues; however, non-renewal of several agreements could have a material impact on contract services revenues.

In addition, the Company's contract services revenues with regard to its mobile facilities in certain markets depend in part on some customer accounts with high volume. If the future reimbursement levels of such customers were to decline or cease or if such customers were to become financially insolvent such events could have a material adverse effect on InSight's contract services revenues.
If such agreements were not replaced with new accounts or with the expansion of services on existing accounts, InSight's contract services revenues would be adversely affected.

No single source accounts for more than 10% of InSight's revenues. The Company, through IHC, has six individual contracts with the county of Los Angeles ("County") covering six separate sites. In the aggregate, these sites earn revenues which represent approximately 10% of InSight's annual revenues. From time to time, the County has experienced financial difficulties. If such difficulties caused the County to curtail or terminate InSight's services, the Company's business would be adversely affected.

Management believes that any future increases in revenues can only be achieved by higher utilization and not by increases in procedure prices since reimbursement is declining; however, excess capacity of diagnostic imaging equipment, increased competition, anticipated healthcare reform and the expansion of managed care may impact utilization and make it difficult for the Company to achieve revenue increases in the future, absent the negotiation of provider agreements with managed care companies and other payors, acquisition of profitable diagnostic imaging centers and development of the radiology co-source product.

COSTS OF OPERATIONS: Costs of operations increased approximately $15.7 million for the six months ended December 31, 1996, compared to the same period in 1995. The increase was due primarily to (i) additional IHC costs as a result of the Merger (approximately $14.0 million), (ii) increased amortization from the acquisition of IHC (approximately $0.3 million), (iii) an increase of approximately $0.4 million related to the acquisition of the open MRI center in September 1996, and (iv) an increase at existing diagnostic imaging centers (approximately $1.0 million), which was the result of the acquisition of the diagnostic imaging centers in October 1995 discussed above and a sales tax refund (approximately $0.4 million) received during the six months ended December 31, 1995.

To the extent that the Company has pretax income for the fiscal year ended June 30, 1997, under the terms of the amended equipment maintenance service agreement with GE Medical described above, GE Medical will be entitled to receive a payment equal to 14% of such pretax income, subject to certain adjustments. During the six months ended December 31, 1996, the Company recorded a provision of approximately $0.1 million in connection with this agreement.

CORPORATE OPERATING EXPENSES: Corporate operating expenses increased approximately $1.4 million for the six months ended December 31, 1996, compared to the same period in 1995. The increase was partially related to maintaining duplicate staffing during the transition phase of the Merger. The Company has achieved annualized cost savings compared to the historical combined costs of MHC and IHC, primarily as a result of elimination of duplicate facilities including corporate headquarters, and synergies in staff and functional areas. No assurance can be given, however, that difficulties will not be encountered in integrating the operations of MHC and IHC or that the full benefits and attendant cost savings expected from such integration will be realized or achieved in the expected time frame.

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS: Equity in earnings of unconsolidated partnerships increased approximately $0.03 million for the six months ended December 31, 1996, compared with the same period in 1995, due to increased income at one of the Company's unconsolidated partnerships.

INTEREST EXPENSE: Interest expense increased approximately $0.8 million for the six months ended December 31, 1996, compared to the same period in 1995. The increase was due primarily to additional debt assumed as a result of the Merger (approximately $1.4 million), offset by reduced interest as a result of (i) amortization of the deferred gain on the debt restructure with GE Medical (approximately $0.5 million) and (ii) amortization of long-term debt.

PROVISION FOR SECURITIES LITIGATION SETTLEMENT: During the six months ended December 31, 1995, MHC recorded a provision of approximately $1.5 million for anticipated settlement costs related to certain securities litigation. There were no similar charges in 1996.

INCOME (LOSS) PER COMMON SHARE: Net income per common share was $0.07 for the six months ended December 31, 1996, compared to a net loss per common share of $(2.46) for the six months ended December 31, 1995. The improvement in income per common share is the result of (i) increased gross profit due to the addition of IHC as a result of the Merger, and (ii) an increase in earnings from unconsolidated partnerships, offset by (i) increased corporate operating expenses, (ii) the provision for securities litigation settlement, and (iii) increased interest expense.

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO DECEMBER 31, 1995

REVENUES: Revenues increased approximately $10.2 million for the three months ended December 31, 1996, compared with the same period in 1995. The increase in revenues was due primarily to additional IHC revenues as a result of the Merger (approximately $8.9 million), increases in contract services, patient services and other revenues (approximately $0.9 million) and an increase in patient services revenues due to the acquisition of the open MRI center in September 1996 (approximately $0.4 million).

Contract services revenues increased approximately $2.0 million for the three months ended December 31, 1996, compared with the same period in 1995. This increase was due primarily to additional IHC revenues as a result of the Merger (approximately $1.6 million) and an increase in existing contract services revenues.

Patient services revenues increased approximately $7.8 million for the three months ended December 31, 1996, compared with the same period in 1995. The increase was due primarily to (i) additional IHC revenues as a result of the Merger (approximately $7.3 million), (ii) an increase in patient services revenues due to the acquisition of the open MRI center in September 1996 (approximately $0.4 million), and (iii) a slight increase at the Company's fixed site diagnostic imaging centers.

COSTS OF OPERATIONS: Costs of operations increased approximately $7.3 million for the three months ended December 31, 1996, compared to the same period in 1995. The increase was due primarily to (i) additional IHC costs as a result of the Merger (approximately $7.0 million), (ii) increased amortization from the acquisition of IHC (approximately $0.2 million), and (iii) an increase of approximately $0.4 million from the acquisition of the open MRI center in September 1996 , offset by a slight decrease from existing diagnostic imaging centers.

To the extent that the Company has pretax income for the fiscal year ended June 30, 1997, under the terms of the amended equipment maintenance service agreement with GE Medical described above, GE Medical will be entitled to receive a payment equal to 14% of such pretax income, subject to certain adjustments. During the three months ended December 31, 1996, the Company recorded a provision of approximately $0.1 million in connection with this agreement.

CORPORATE OPERATING EXPENSES: Corporate operating expenses increased approximately $0.4 million for the three months ended December 31, 1996, compared to the same period in 1995. The increase was partially related to maintaining duplicate staffing during the transition phase of the Merger. The Company has achieved annualized cost savings compared to the historical combined costs of MHC and IHC, primarily as a result of elimination of duplicate facilities including corporate headquarters, and synergies in staff and functional areas. No assurance can be given, however, that difficulties will not be encountered in integrating the operations of MHC and IHC or that the full benefits and attendant cost savings expected from such integration will be realized or achieved in the expected time frame.

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS: Equity in earnings of unconsolidated partnerships increased approximately $0.05 million for the three months ended December 31, 1996, compared with the same period in 1995, due to increased income at one of the Company's unconsolidated partnerships.

INTEREST EXPENSE: Interest expense increased approximately $0.4 million for the three months ended December 31, 1996, compared to the same period in 1995. The increase was due primarily to additional debt assumed as a result of the Merger (approximately $0.7 million), offset by reduced interest as a result of (i) amortization of the deferred gain on the debt restructure with GE Medical (approximately $0.2 million) and (ii) amortization of long-term debt.

PROVISION FOR SECURITIES LITIGATION SETTLEMENT: During the three months ended December 31, 1995, MHC recorded a provision of approximately $1.5 million for anticipated settlement costs related to certain securities litigation. There were no similar charges in 1996.

INCOME (LOSS) PER COMMON SHARE: Net income per common share was $0.05 for the three months ended December 31, 1996, compared to a net loss per common share of $(2.41) for the three months ended December 31, 1995. The improvement in income per common share is the result of increased gross profit due to the addition of IHC as a result of the Merger, and an increase in earnings from unconsolidated partnerships, offset by (i) increased corporate operating expenses, (ii) the provision for the securities litigation settlement, and (iii) increased interest expense.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

In connection with the Merger, certain financial accommodations with MHC's and IHC's primary creditor, GE Medical, became effective in June 1996. The financial accommodations with GE Medical restrict InSight's ability to raise capital, incur additional debt, enter into additional leases for equipment, complete acquisitions, or enter into other corporate transactions without first obtaining a waiver or consent from GE Medical.

InSight operates in a capital intensive, high fixed cost industry that requires significant amounts of working capital to fund operations, particularly the initial start-up and development expenses of new operations and yet is constantly under external pressure to contain costs and reduce prices. Revenues and cash flows have been adversely affected by an increased collection cycle, increased competitive pressures and major restructurings within the healthcare industry. This adverse effect on revenues and cash flow is expected to continue, especially in the mobile diagnostic imaging business. Management believes that InSight's long-term viability and success is contingent upon its ability (through MHC and IHC, its principal operating subsidiaries) to successfully participate in the ongoing industry consolidation, the continuing expansion of managed care imaging networks and the development of the radiology co-source product.

InSight continues to pursue acquisition opportunities. InSight believes that the expansion of its business through acquisitions is a key factor in achieving profitability. Generally, acquisition opportunities are aimed at increasing revenues and profits, and maximizing utilization of existing capacity. Incremental operating profit resulting from future acquisitions will vary depending on geographic location, whether facilities are mobile versus fixed, range of services provided and the Company's ability to integrate the acquired businesses into its existing infrastructure. The ability of the Company to capitalize on identified acquisition opportunities is dependent upon the availability of financing on terms reasonably acceptable to the Company. InSight completed the acquisition of the open MRI center in September 1996, and has entered into a definitive agreement to acquire three diagnostic imaging networks in the Northeast United States discussed above.

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

Working capital increased to a deficit of approximately $0.7 million at December 31, 1996 from a deficit of approximately $1.2 million at June 30, 1996. This decrease in deficit of approximately $0.5 million is primarily due to principal payments on long-term debt, offset by net income before depreciation and amortization. The Company has no lines of credit available to borrow against for working capital purposes. Notwithstanding the above, the Company believes that its current cash balances, including those acquired from IHC, and cash flows from operations, absent further declines in referrals, reimbursement and/or cancellation of contract services agreements, will be sufficient to finance its current operations; however, GE Medical loaned the Company approximately $2.7 million to purchase the open MRI center in September, 1996 and has agreed to loan the Company sufficient funds to complete the acquisition in the Northeast United States discussed above.

Cash and cash equivalents increased to approximately $7.2 million at December 31, 1996 from approximately $6.8 million at June 30, 1996. This increase of approximately $0.4 million resulted from (i) net income before depreciation and amortization (approximately $5.2 million) and (ii) long-term borrowings (approximately $1.7 million), offset by (i) purchases of property and equipment (approximately $1.3 million), (ii) payments on debt and capital lease obligations (approximately $5.0 million), and (iii) payments of Merger transaction costs, including investment banking fees, legal fees, document printing, mailing and filing fees and severance costs of terminated employees (approximately $0.8 million).

The Company has committed to purchase, at an aggregate cost of approximately $2.2 million, two open MRI systems for delivery and installation at two sites during the quarter ending March 31, 1997. GE Medical has agreed to finance the purchase or lease of such equipment. In addition, the Company may purchase, lease or upgrade other MRI systems in the last half of fiscal 1997, as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new imaging centers are developed in accordance with the Company's development strategy.

In February 1996, MHC and the other parties in a class action securities lawsuit reached a settlement. On July 29, 1996, following final court approval, MHC and the other parties collectively paid to the plaintiffs in the class action the balance of the agreed upon settlement amount. In anticipation of this settlement, MHC recorded a charge of $1.5 million in 1995 and as part of the Merger borrowed approximately $1.9 million from GE Medical to finance the settlement, which is payable over a five-year period beginning September 1, 1996.

This Management's Discussion and Analysis contains forward-looking statements concerning the expected synergies from the Merger and the Company's ability to finance its current and future operations and acquisitions. These forward-looking statements involve a number of risks and uncertainties. In addition to the above-mentioned factors, among other factors that could cause actual results to differ materially are the following: availability of financing; limitations and delays in reimbursement by third-party payors; contract services renewals and financial stability of customers; technology changes; governmental regulation; conditions within the healthcare environment; adverse utilization trends for certain diagnostic imaging procedures; aggressive competition; general economic factors; InSight's inability to carry out its business strategy due to rising purchase prices of imaging centers and companies; and the risk factors listed from time to time in InSight's filings with the Securities and Exchange Commission ("SEC").

                            PART II  -  OTHER INFORMATION


    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS.

              There are none.

         (b)  REPORTS ON FORM 8-K.

              No current reports on Form 8-K were filed by the Company for the quarter ended December 31, 1996.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  INSIGHT HEALTH SERVICES CORP.



                                  /S/   E. Larry Atkins
                                  ----------------------------------------
                                  E. Larry Atkins
                                  President and Chief Executive Officer



                                  /S/   Thomas V. Croal
                                  ----------------------------------------
                                  Thomas V. Croal
                                  Executive Vice President,
                                  Chief Financial Officer and Secretary

                                  February 19, 1997