Form 10-Q
period 1997-03-31
INSIGHT HEALTH SERVICES CORP
filed 1997-05-14
CIK 1012697

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                              -------------------------

                                      FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1997

                                          OR

[]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from     to    .
                                   ----  ----
                            Commission file number 0-28622

                            INSIGHT HEALTH SERVICES CORP.
            --------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

              Delaware                                33-0702770
         --------------------                    ---------------------
    (State or other jurisdiction                    (I.R.S. Employer
   of incorporation or organization)               Identification No.)
               4400 MaCarthur Blvd., Suite 800, Newport Beach, CA 92660
          -----------------------------------------------------------------
              (Address of principal executive offices)       (Zip Code)

                                    (714) 476-0733
                 ----------------------------------------------------
                 (Registrant's telephone number including area code)

                                         N/A
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


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

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 2,714,725 shares of Common Stock as of May 12, 1997.

                     The number of pages in this Form 10-Q is 18.

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                    ----------------------------------------------

                                        INDEX
                                        -----

                                                                    PAGE  NUMBER
                                                                    ------------
PART I. FINANCIAL INFORMATION


  ITEM 1. FINANCIAL STATEMENTS
         --------------------

         Condensed Consolidated Balance Sheets as of March  31, 1997
          (unaudited) and June 30, 1996                                   3

         Condensed Consolidated Statements of Operations (unaudited)
          for the three months ended March 31, 1997 and 1996              4

         Condensed Consolidated Statements of Operations (unaudited)
          for the nine months ended March 31, 1997 and 1996               5

         Condensed Consolidated Statements of Cash Flows (unaudited)
              for the nine months ended March 31, 1997 and 1996           6

         Notes to Condensed Consolidated Financial Statements             7-10

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS                            11-16
           -----------------------------------

PART II.   OTHER INFORMATION

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                17
         --------------------------------

SIGNATURES                                                                18

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Amounts in thousands, except share data)



                                                                                 March 31,           June 30,
                                                                                   1997                1996
                                                                               ------------        ------------
                                                                                (Unaudited)


                                          ASSETS
                                          ------

CURRENT ASSETS:
   Cash and cash equivalents                                                    $   6,504           $   6,864
   Trade accounts receivable, net of allowances of $10,279
       and $10,088, respectively                                                   13,841              12,916
    Other receivables, net                                                            713                 973
    Other current assets                                                            2,201               1,708
                                                                                ---------           ---------
        Total current assets                                                       23,259              22,461
PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $17,537 and $11,958, respectively                               30,309              29,852
INVESTMENTS IN PARTNERSHIPS                                                           474                 359
OTHER ASSETS                                                                          204                 749
INTANGIBLE ASSETS, net                                                             18,297              16,965
                                                                                ---------           ---------
                                                                                $  72,543           $  70,386
                                                                                ---------           ---------
                                                                                ---------           ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and other accrued expenses                                  $  13,154           $  13,352
   Current portion of equipment and other notes                                    11,716               9,223
   Current portion of deferred gain on debt restructure                               821               1,053
                                                                                ---------           ---------
        Total current liabilities                                                  25,691              23,628
                                                                                ---------           ---------
LONG-TERM LIABILITIES:
   Equipment and other notes, less current portion                                 37,103              35,641
   Deferred gain on debt restructure, less current portion                            902               1,467
   Other long-term liabilities                                                        766               2,731
                                                                                ---------           ---------
        Total long-term liabilities                                                38,771              39,839
                                                                                ---------           ---------
MINORITY INTEREST                                                                   1,929               1,515
STOCKHOLDERS' EQUITY:                                                           ---------           ---------
   Convertible Series A preferred stock,
    $.001 par value, 3,500,000 shares authorized;
    2,501,760 outstanding at March 31, 1997 and
    June 30, 1996, respectively, stated at                                          6,750               6,750
  Common stock, $.001 par value, 25,000,000
    shares authorized; 2,714,725 and 2,710,240 shares outstanding
    at March 31, 1997 and June 30, 1996, respectively                                   3                   3
  Additional paid-in capital                                                       23,100              23,100
  Accumulated deficit                                                             (23,701)            (24,449)
                                                                                ---------           ---------
         Total stockholders' equity                                                 6,152               5,404
                                                                                ---------           ---------
                                                                                $  72,543           $  70,386
                                                                                ---------           ---------
                                                                                ---------           ---------

The accompanying notes are an integral part of these condensed consolidated balance sheets.


                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
               (Amounts in thousands, except shares and per share data)


                                                                            Three Months Ended
                                                                                   March 31,
                                                                 -------------------------------------
                                                                        1997                1996
                                                                 -----------------    ----------------
REVENUES:
  Contract services                                                  $   11,596          $    9,816
  Patient services                                                       10,695               2,252
  Other                                                                     742                 283
                                                                     ----------          ----------
       Total revenues                                                    23,033              12,351

COSTS OF OPERATIONS:
  Cost of services                                                       12,647               6,750
  Provision for doubtful accounts                                           258                 211
  Equipment leases                                                        4,732               3,515
  Depreciation and amortization                                           2,471               1,053
                                                                     ----------          ----------
        Total costs of operations                                        20,108              11,529
                                                                     ----------          ----------
GROSS PROFIT                                                             2,925                  822

CORPORATE OPERATING EXPENSES                                              1,688               1,042
                                                                     ----------          ----------

INCOME (LOSS) FROM COMPANY OPERATIONS                                     1,237                (220)

EQUITY IN EARNINGS OF UNCONSOLIDATED
  PARTNERSHIPS                                                              120                  80
                                                                     ----------          ----------

OPERATING INCOME (LOSS)                                                   1,357                (140)


INTEREST EXPENSE, net                                                      (947)               (568)
                                                                     ----------          ----------


INCOME (LOSS) BEFORE INCOME TAXES                                           410                (708)


INCOME TAX EXPENSE                                                           30                  -
                                                                     ----------          ----------

NET INCOME (LOSS)                                                    $      380          $     (708)
                                                                     ----------          ----------
                                                                     ----------          ----------

INCOME (LOSS) PER COMMON SHARE:
  Net income (loss)                                                  $     0.07          $    (0.52)
                                                                     ----------          ----------
                                                                     ----------          ----------

  Weighted average number of common shares outstanding                5,438,545           1,359,586
                                                                     ----------          ----------
                                                                     ----------          ----------

The accompanying notes are an integral part of these condensed consolidated financial statements.


                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
               (Amounts in thousands, except shares and per share data)


                                                                              Nine Months Ended
                                                                                   March 31,
                                                                     --------------------------------
                                                                        1997                 1996
                                                                     ------------        ------------
REVENUES:
  Contract services                                                   $  35,186           $  29,787
  Patient services                                                       31,153               6,740
  Other                                                                   1,790                 729
                                                                      ---------           ---------
       Total revenues                                                    68,129              37,256


COSTS OF OPERATIONS:
  Cost of services                                                       37,386              20,688
  Provision for doubtful accounts                                         1,116                 836
  Equipment leases                                                       13,822              10,986
  Depreciation and amortization                                           7,203               2,747
                                                                      ---------           ---------
        Total costs of operations                                        59,527              35,257
                                                                      ---------           ---------

GROSS PROFIT                                                              8,602               1,999

CORPORATE OPERATING EXPENSES                                              5,343               3,293
                                                                      ---------           ---------

INCOME (LOSS) FROM COMPANY OPERATIONS                                     3,259              (1,294)

EQUITY IN EARNINGS OF UNCONSOLIDATED
  PARTNERSHIPS                                                              364                 292
                                                                      ---------           ---------

OPERATING INCOME (LOSS)                                                   3,623              (1,002)
                                                                      ---------           ---------

OTHER EXPENSES:
   Interest expense, net                                                 (2,741)             (1,546)
   Provision for securities litigation settlement                            -               (1,500)
                                                                      ---------           ---------
   Total other expenses                                                  (2,741)             (3,046)
                                                                      ---------           ---------

INCOME (LOSS) BEFORE INCOME TAXES                                           882              (4,048)

INCOME TAX EXPENSE                                                          134                  -
                                                                      ---------           ---------

NET INCOME (LOSS)                                                     $     748           $  (4,048)
                                                                      ---------           ---------
                                                                      ---------           ---------

INCOME (LOSS) PER COMMON SHARE                                        $    0.14           $   (2.98)
                                                                      ---------           ---------
                                                                      ---------           ---------
  Net income (loss)

  Weighted average number of common shares outstanding                5,444,308           1,357,510
                                                                      ---------           ---------
                                                                      ---------           ---------

The accompanying notes are an integral part of these condensed consolidated financil statements.


                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (Amounts in thousands)


                                                                             Nine Months Ended
                                                                                  March 31,
                                                                     --------------------------------
                                                                          1997               1996
                                                                     -------------       ------------

OPERATING ACTIVITIES:
  Net income (loss)                                                    $    748            $ (4,048)
  Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
    Depreciation and amortization                                         7,360               3,760
    Amortization of deferred gain on debt restructure                      (797)                 -
    Provision for securites litigation settlement                            -                1,500
    Operating expenses financed by issuance of long-term debt                -                2,227
    Gain on disposal of assets                                               -                 (103)
  Cash provided by (used in) changes in operating working capital:
    Receivables, net                                                       (466)               (500)
    Other current assets                                                   (490)               (850)
    Accounts payable and other current liabilities                          281                 281
                                                                       --------            --------
             Net cash provided by operating activities                    6,636               2,267
                                                                       --------            --------

INVESTING ACTIVITIES:
  Additions to property and equipment                                    (2,407)               (840)
  Proceeds from disposal of assets                                           -                  429
  Acquisition of customer contracts and intangibles                          -                  (10)
  Acquisition of imaging center                                          (2,766)             (1,668)
  Other                                                                     351                 221
                                                                       --------            --------
          Net cash used in investing activities                          (4,822)             (1,868)
                                                                       --------            --------

FINANCING ACTIVITIES:
  Payments on debt and capital lease obligations                         (7,727)             (3,770)
  Proceeds from issuance of debt                                          5,139               2,924
  Other                                                                     414                  14
                                                                       --------            --------
          Net cash used in financing activities                          (2,174)               (832)
                                                                       --------            --------

DECREASE IN CASH AND CASH EQUIVALENTS                                      (360)               (433)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                     6,864               2,186
                                                                       --------            --------
  End of period                                                        $  6,504            $  1,753
                                                                       --------            --------
                                                                       --------            --------

SUPPLEMENTAL INFORMATION:
  Interest paid                                                        $  1,969            $  1,117
  Securities litigation settlement paid with long-term debt               1,900                  -
  Equipment purchased with long-term debt                                 4,071               4,090
  Property taxes paid with long-term debt                                   572                  -

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

The Merger was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. MHC is treated as the acquiror for accounting purposes. The condensed consolidated financial statements presented herein for the three and nine months ended March 31, 1996, respectively, represent the operating results of MHC only.

The results of operations of AHS have been included in the consolidated financial statements since the acquisition date. The pro forma effects of the Merger, as if it had occurred as of July 1, 1995, are summarized as follows (amounts in thousands):

                          Three Months Ended        Nine Months Ended
                            March 31, 1996            March 31, 1996
                          ------------------        -----------------
                              (unaudited)              (unaudited)

Revenues                      $  21,028                $  63,866
Expenses                         22,269                   69,555
                              ---------                ---------
Net loss                      $  (1,241)               $  (5,689)
                              ---------                ---------
                              ---------                ---------
Loss per share                $   (0.46)               $   (2.10)
                              ---------                ---------
                              ---------                ---------

The pro forma results of operations for the nine and three months ended March 31, 1996 include $0.5 million and $0.2 million, respectively, of amortization of intangibles related to the Merger. The pro forma results do not include the interest and lease savings resulting from the Merger.

On September 13, 1996, AHS changed its name to InSight Health Corp. ("IHC").

2.  INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of the Company's Annual Report on Form 10-K for the period ended June 30, 1996 filed with the Securities and Exchange Commission on October 15, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for fair presentation of results for the period have been included. The results of operations for the nine months ended March 31, 1997, are not necessarily indicative of the results to be achieved for the full fiscal year.

Certain reclassifications have been made to conform prior year amounts to the current year presentation.


3.  INVESTMENTS IN PARTNERSHIPS

Set forth below is the summarized income statement data of the Company's unconsolidated partnerships (amounts in thousands):


                         Three Months Ended          Nine Months Ended
                               March 31,                 March 31,
                        ---------------------      ---------------------
                           1997      1996             1997      1996
                           ----      ----             ----      ----
                             (unaudited)                (unaudited)

Net revenues              $1,059    $1,212           $3,211    $3,490
Expenses                     784     1,012            2,376     2,790
                          ------    ------           ------    ------
Net income                $  275    $  200           $  835    $  700
                          ------    ------           ------    ------
                          ------    ------           ------    ------

Equity in earnings
  of partnerships         $  120    $   80           $  364    $  292
                          ------    ------           ------    ------
                          ------    ------           ------    ------

Set forth below is the summarized combined financial data of the Company's three 50% or less owned and controlled entities which are consolidated (amounts in thousands):


                                                  Three Months Ended            Nine Months Ended
                                                      March 31,                      March 31,
                                                  -------------------         ---------------------
                                                    1997        1996           1997           1996
                                                  -------     -------         -------        ------
                                                     (unaudited)                  (unaudited)

Condensed Combined Statement
 of Operations Data:
  Net revenues                                    $1,823      $    -             $5,310     $    -
  Expenses                                         1,269           -              3,825          -
  Provision for center profit distribution           290           -                771          -
                                                  -------     -------            ------     -------
  Net income                                      $  264      $    -             $  714     $    -
                                                  -------     -------            ------     -------
                                                  -------     -------            ------     -------

                                               March 31,                       June 30,
                                                  1997                           1996
                                              -----------                      --------
                                              (unaudited)

Condensed Combined
 Balance Sheet Data:
  Current assets                                  $2,802                         $2,523
  Total assets                                     4,264                          4,029
  Current liabilities                                793                            895
  Long-term debt                                     314                            349
  Minority interest equity                         1,644                          1,522




The provision for center profit distribution shown above represents the minority interest in the income of these combined entities.




4.  INCOME (LOSS) PER COMMON SHARE

The number of shares used in computing income (loss) per common share is equal to the weighted average number of common and common equivalent shares outstanding during the respective periods, adjusted retroactively for the conversion of Maxum Common Stock into InSight Common Stock as a result of the Merger. Common stock equivalents relating to options, warrants and convertible preferred stock are not included in 1996 due to their antidilutive effect.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

ACQUISITIONS

InSight believes a consolidation in the diagnostic imaging industry is occurring and is necessary in order to provide surviving companies the opportunity to achieve operating and administrative efficiencies through the consolidation of duplicative infrastructures. Subject to its ability to obtain financing on terms reasonably acceptable to the Company, the strategy of InSight will be focused on four interrelated initiatives: (i) consolidation of the highly fragmented diagnostic imaging industry through acquisition of organizations which either strategically fit into its regional networking strategy or provide significant cost savings; (ii) development of a radiology co-source product where InSight will provide management services for radiology departments within hospitals; (iii) development of regional networks of radiology providers and physicians designed to provide the highest quality and most cost-effective unit of diagnostic information to the broadest population in a given market; and (iv) new business initiatives focused on broadening its range of services to managed care organizations, hospitals and physician management companies to include radiology management services; information management services; unbundling of current core services such as billing and collections, technician training and staffing, and asset management; and continued evaluation of opportunities with emerging technologies. InSight believes that long-term viability is contingent upon its ability to successfully participate in this industry consolidation. InSight views the Merger of MHC and IHC as reflective of this consolidation and continues to consider and pursue consolidation opportunities. In September 1996, InSight completed the acquisition of an open magnetic resonance imaging ("MRI") center in Hayward, California. In January 1997, InSight also entered into a definitive agreement to acquire three diagnostic imaging networks in the Northeast United States, subject to satisfaction of certain conditions. It is anticipated that this transaction will close during the fourth quarter of fiscal 1997.

RESULTS OF OPERATIONS

BECAUSE THE MERGER WAS ACCOUNTED FOR USING THE PURCHASE METHOD OF ACCOUNTING AND MHC WAS TREATED AS THE ACQUIROR, THE FOLLOWING DISCUSSION AND ANALYSIS CONTAINS THE HISTORICAL FINANCIAL DATA OF THE COMPANY (REFLECTING THE COMBINED OPERATIONS OF IHC AND MHC) FOR THE NINE AND THREE MONTHS ENDED MARCH 31, 1997 AND THE HISTORICAL FINANCIAL DATA OF MHC ONLY FOR THE NINE AND THREE MONTHS ENDED MARCH 31, 1996.

NINE MONTHS ENDED MARCH 31, 1997 COMPARED TO MARCH 31, 1996

REVENUES: Revenues increased approximately $30.9 million for the nine months ended March 31, 1997, compared with the same period in 1996. The increase in revenues was due primarily to additional IHC revenues as a result of the Merger (approximately $27.4 million), increases in contract services, patient services and other revenues (approximately $2.6 million), and an increase in patient services revenues due to the acquisition of the open MRI center discussed above in September 1996 (approximately $0.9 million).

Contract services revenues increased approximately $5.4 million for the nine months ended March 31, 1997, compared with the same period in 1996. This increase was due primarily to additional IHC revenues as a result of the Merger (approximately $4.7 million) and an increase in existing contract services revenues due to increased numbers of procedures (approximately $0.7 million)

Patient services revenues increased approximately $24.4 million for the nine months ended March 31, 1997, compared with the same period in 1996. The increase was due primarily to (i) additional IHC revenues as a result of the Merger (approximately $22.5 million), (ii) an increase in revenues at the Company's fixed site diagnostic imaging centers as a result of the acquisition of two diagnostic imaging centers in October 1995, and higher volumes at existing diagnostic imaging centers (approximately $1.0 million), and (iii) an increase due to the acquisition of the open MRI center (approximately $0.9 million).

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

In addition, the Company's contract services revenues with regard to its mobile facilities in certain markets depend in part on some customer accounts with high volume. If the future reimbursement levels of such customers were to decline or cease or if such customers were to become financially insolvent and if such agreements were not replaced with new accounts or with the expansion of services on existing accounts, InSight's contract services revenues would be adversely affected.

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

COSTS OF OPERATIONS: Costs of operations increased approximately $24.2 million for the nine months ended March 31, 1997, compared to the same period in 1996. The increase was due primarily to (i) additional IHC costs as a result of the Merger (approximately $21.1 million), (ii) increased amortization from the acquisition of IHC (approximately $0.5 million), (iii) an increase of approximately $0.7 million related to the acquisition of the open MRI center in September 1996, and (iv) an increase at existing diagnostic imaging centers (approximately $1.9 million), which was the result of the acquisition of the diagnostic imaging centers in October 1995 discussed above and a sales tax refund (approximately $0.4 million) received during the nine months ended March 31, 1996.

To the extent that the Company has pretax income for the fiscal year ended June 30, 1997, under the terms of the amended equipment maintenance service agreement with GE Medical described above, GE Medical will be entitled to receive a payment equal to 14% of such pretax income, subject to certain adjustments. During the nine months ended March 31, 1997, the Company recorded a provision of approximately $0.2 million in connection with this agreement.

CORPORATE OPERATING EXPENSES: Corporate operating expenses increased approximately $2.0 million for the nine months ended March 31, 1997, compared to the same period in 1996. The increase was partially related to maintaining duplicate staffing during the transition phase of the Merger. The Company has achieved annualized cost savings compared to the historical combined costs of MHC and IHC, primarily as a result of elimination of duplicate facilities including corporate headquarters, and synergies in staff and functional areas.

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS: Equity in earnings of unconsolidated partnerships increased approximately $0.1 million for the nine months ended March 31, 1997, compared with the same period in 1996, due to increased income at one of the Company's unconsolidated partnerships.

INTEREST EXPENSE: Interest expense increased approximately $1.2 million for the nine months ended March 31, 1997, compared to the same period in 1996. The increase was due primarily to (i) additional debt assumed as a result of the Merger (approximately $2.2 million) and (ii) interest on additional debt related to asset purchases and the acquisition of the open MRI center (approximately $0.4 million), offset by reduced interest as a result of (i) amortization of the deferred gain on the debt restructure with GE Medical (approximately $0.8 million) and (ii) amortization of long-term debt.

PROVISION FOR SECURITIES LITIGATION SETTLEMENT: During the nine months ended March 31, 1996, MHC recorded a provision of approximately $1.5 million for anticipated settlement costs related to certain securities litigation. There were no similar charges in 1997.

INCOME (LOSS) PER COMMON SHARE: Net income per common share was $0.14 for the nine months ended March 31, 1997, compared to a net loss per common share of $(2.98) for the nine months ended March 31, 1996. The improvement in income per common share is the result of (i) increased gross profit due to the addition of IHC as a result of the Merger, and (ii) an increase in earnings from unconsolidated partnerships, offset by (i) increased corporate operating expenses, (ii) the provision for securities litigation settlement, and (iii) increased interest expense.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO MARCH 31, 1996

REVENUES: Revenues increased approximately $10.7 million for the three months ended March 31, 1997, compared with the same period in 1996. The increase in revenues was due primarily to additional IHC revenues as a result of the Merger (approximately $9.3 million), increases in contract services, patient services and other revenues (approximately $1.0 million) and an increase in patient services revenues due to the acquisition of the open MRI center in September 1996 (approximately $0.4 million).

Contract services revenues increased approximately $1.8 million for the three months ended March 31, 1997, compared with the same period in 1996. This increase was due primarily to additional IHC revenues as a result of the Merger (approximately $1.5 million) and an increase in existing contract services revenues.

Patient services revenues increased approximately $8.4 million for the three months ended March 31, 1997, compared with the same period in 1996. The increase was due primarily to (i) additional IHC revenues as a result of the Merger (approximately $7.7 million), (ii) an increase in patient services revenues due to the acquisition of the open MRI center in September 1996 (approximately $0.4 million), and (iii) a slight increase at the Company's fixed site diagnostic imaging centers.

COSTS OF OPERATIONS: Costs of operations increased approximately $8.6 million for the three months ended March 31, 1997, compared to the same period in 1996. The increase was due primarily to (i) additional IHC costs as a result of the Merger (approximately $7.1 million), (ii) increased amortization from the acquisition of IHC (approximately $0.2 million), (iii) an increase of approximately $0.3 million from the acquisition of the open MRI center in September 1996 , and (iv) an increase from existing diagnostic imaging centers.

To the extent that the Company has pretax income for the fiscal year ended June 30, 1997, under the terms of the amended equipment maintenance service agreement with GE Medical described above, GE Medical will be entitled to receive a payment equal to 14% of such pretax income, subject to certain adjustments. During the three months ended March 31, 1997, the Company recorded a provision of approximately $0.1 million in connection with this agreement.

CORPORATE OPERATING EXPENSES: Corporate operating expenses increased approximately $0.6 million for the three months ended March 31, 1997, compared to the same period in 1996. The increase was partially related to increased payroll costs and increased costs due to the Company's acquisition activities. The Company has achieved annualized cost savings compared to the historical combined costs of MHC and IHC, primarily as a result of elimination of duplicate facilities including corporate headquarters, and synergies in staff and functional areas.

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS: Equity in earnings of unconsolidated partnerships increased approximately $0.04 million for the three months ended March 31, 1997, compared with the same period in 1996, due to increased income at one of the Company's unconsolidated partnerships.

INTEREST EXPENSE: Interest expense increased approximately $0.4 million for the three months ended March 31, 1997, compared to the same period in 1996. The increase was due primarily to (i) additional debt assumed as a result of the Merger (approximately $0.7 million) and (ii) additional debt incurred primarily related to acquisition and asset purchases (approximately $0.2 million); offset by reduced interest as a result of (i) amortization of the deferred gain on the debt restructure with GE Medical (approximately $0.2 million) and (ii) amortization of long-term debt.

INCOME (LOSS) PER COMMON SHARE: Net income per common share was $0.07 for the three months ended March 31, 1997, compared to a net loss per common share of $(0.52) for the three months ended March 31, 1996. The improvement in income per common share is the result of increased gross profit due to the addition of IHC as a result of the Merger, and an increase in earnings from unconsolidated partnerships, offset by (i) increased corporate operating expenses, and (ii) increased interest expense.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES


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

InSight continues to pursue acquisition opportunities. InSight believes that the expansion of its business through acquisitions is a key factor in achieving profitability. Generally, acquisition opportunities are aimed at increasing revenues and profits, and maximizing utilization of existing capacity. Incremental operating profit resulting from future acquisitions will vary depending on geographic location, whether facilities are mobile versus fixed, range of services provided and the Company's ability to integrate the acquired businesses into its existing infrastructure. The ability of the Company to capitalize on identified acquisition opportunities is dependent upon the availability of financing on terms reasonably acceptable to the Company. InSight completed the acquisition of the open MRI center in September 1996 and has entered into a definitive agreement to acquire three diagnostic imaging networks in the Northeast United States discussed above.

InSight's operations are principally dependent on its ability (either directly or indirectly through its hospital customers) to attract referrals from physicians and other healthcare providers representing a variety of specialties The Company's eligibility to provide service in response to a referral is often dependent on the existence of a contractual arrangement with the referred patient's insurance carrier (primarily if the insurance is provided by a managed care organization). Managed care contracting has become very competitive and reimbursement schedules are nearing Medicare reimbursement levels. A decline in referrals and/or reimbursement rates would adversely affect InSight's revenues and profits.

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

Working capital decreased to a deficit of approximately $2.4 million at March 31, 1997 from a deficit of approximately $1.2 million at June 30, 1996. This increase in deficit of approximately $1.2 million is primarily due to principal payments on long-term debt, offset by net income before depreciation and amortization. The Company has no lines of credit available to borrow against for working capital purposes. Notwithstanding the above, the Company believes that its current cash balances and cash flows from operations, absent further declines in referrals, reimbursement and/or cancellation of contract services agreements, will be sufficient to finance its current operations; however, GE Medical loaned the Company approximately $2.7 million to purchase the open MRI center in September 1996 and has agreed to loan the Company approximately $7.0 million to complete the acquisition in the Northeast United States discussed above.

Cash and cash equivalents decreased to approximately $6.5 million at March 31, 1997 from approximately $6.8 million at June 30, 1996. This decrease of approximately $0.3 million resulted from (i) purchases of property and equipment (approximately $2.4 million), (ii) payments on debt and capital lease obligations (approximately $7.7 million), and (iii) payments of Merger transaction costs, including investment banking fees, legal fees, document printing, mailing and filing fees and severance costs of terminated employees (approximately $0.8 million), offset by (i) net income before depreciation and amortization (approximately $8.1 million) and (ii) long-term borrowings (approximately $5.1 million).

The Company has committed to purchase, at an aggregate cost of approximately $4.0 million, three MRI systems and one CT system for delivery and installation at four sites during the quarter ending June 30, 1997. The Company has obtained commitments to finance the purchase or lease of such equipment. In addition, the Company may purchase, lease or upgrade other MRI systems in the last quarter of fiscal 1997, as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new imaging centers are developed in accordance with the Company's development strategy.

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


    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
              --------------------------------

              (a)  EXHIBITS.
                   ---------

                   There are none.

              (b)  REPORTS ON FORM 8-K.
                   --------------------

                   No current reports on Form 8-K were filed by the Company for the quarter ended March 31, 1997.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  INSIGHT HEALTH SERVICES CORP.


                                  /s/   E. Larry Atkins
                                  ----------------------
                                  E. Larry Atkins
                                  President and Chief Executive Officer



                                  /s/   Thomas V. Croal
                                  ----------------------
                                  Thomas V. Croal
                                  Executive Vice President,
                                  Chief Financial Officer and Secretary

                                  May 13, 1997