Form 10-K
period 1997-06-30
INSIGHT HEALTH SERVICES CORP
filed 1997-10-14
CIK 1012697

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-K
(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                     ACT OF 1934

                       FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                          OR

      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM                  TO

                            COMMISSION FILE NUMBER 0-28622

                            INSIGHT HEALTH SERVICES CORP.
                (Exact name of Registrant as specified in its charter)

                DELAWARE                             33-0702770
       (State or other jurisdiction              (I.R.S. Employer
          of incorporation or                      Identification
            organization)                              No.)

       4400 MACARTHUR BLVD., SUITE 800, NEWPORT BEACH, CA  92660
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of the Registrant's knowledge, in definitive proxy or informative statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _______

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 1997 (based on the closing price on the NASDAQ Small Cap Market on that date) was $14,452,668.
The number of shares outstanding of the Registrant's Common Stock as of September 30, 1997 was 2,714,725.

                         DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the proxy statement for the next Annual Meeting of Stockholders of the Registrant are incorporated herein by reference in Part III.


      Certain exhibits are incorporated herein by reference as set forth in Item 14(a)(3), Exhibits, in Part IV.

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

RECAPITALIZATION

On October 14, 1997, InSight consummated a recapitalization ("Recapitalization") pursuant to which (a) certain investors affiliated with TC Group, LLC and its affiliates (collectively, "Carlyle"), a private merchant bank headquartered in Washington, D.C., made a cash investment of $25 million in the Company and received therefor (i) 25,000 shares of newly issued InSight Convertible Preferred Stock, Series B, par value $0.001 per share ("Series B Preferred Stock"), initially convertible, at the option of the holders thereof, in the aggregate into 2,985,075 shares of InSight Common Stock, and (ii) warrants (the "Carlyle Warrants") to purchase up to 250,000 shares of InSight Common Stock at the current exercise price of $10.00 per share; (b) General Electric Company ("GE") (i) surrendered its rights with respect to its supplemental service fee (see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," below) in exchange for (A) the issuance of 7,000 shares of newly issued InSight Convertible Preferred Stock, Series C, par value $0.001 per share ("Series C Preferred Stock"), initially convertible, at the option of the holders thereof, in the aggregate into 835,821 shares of InSight Common Stock, and (B) warrants (the "GE Warrants") to purchase up to 250,000 shares of InSight Common Stock at the current exercise price of $10.00 per share, and (ii) agreed to exchange all of its InSight Convertible Preferred Stock, Series A, on the business day (the "Second Closing") after all waiting periods with respect to GE's filing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, have expired or been terminated, for an additional 20,953 shares of Series C Preferred Stock, initially convertible, at the option of the holders thereof, in the aggregate into 2,501,760 shares of InSight Common Stock; and (c) the Company executed a Credit Agreement with NationsBank,

N.A. pursuant to which NationsBank, as agent, committed to provide a total of $125 million in senior secured credit, including a $50 million acquisition facility, upon the satisfaction of certain customary conditions (the "Bank Financing").

Pursuant to the terms of the Recapitalization, the number of directors comprising the Company's Board of Directors (the "Board") is currently fixed at nine. Six directors (the "Common Stock Directors") are to be elected by the common stockholders, one of whom (the "Joint Director") is to be proposed by Carlyle and GE and approved by a majority of the Board in its sole discretion. Of the three remaining directors, two are to be elected by the holders of the Series B Preferred Stock and one is to be elected by the holders of the Series C Preferred Stock, subject to increase and decrease in certain circumstances. Presently, the Board of Directors of the Company consists of seven directors, five of whom are Common Stock Directors and two of whom are Preferred Stock Directors elected by Carlyle. GE has informed the Company of its intention to wait until the Second Closing to elect its Preferred Stock Director. The vacancy created for the Joint Director has not been filled.

CENTERS IN OPERATION

InSight provides diagnostic imaging, treatment and related management services in 26 states throughout the United States. InSight's services are provided through a network of 35 mobile magnetic resonance imaging ("MRI") facilities ("Mobile Facilities"), 28 fixed-site MRI facilities ("Fixed Facilities"), ten multi-modality imaging centers ("Centers"), two Leksell Stereotactic Gamma Unit treatment centers ("Gamma Knife"), and one radiation oncology center. An additional radiation oncology center is operated by the Company as part of one of its Centers. The Company's operations are located throughout the United States, with a substantial presence in California, primarily Los Angeles county, and northern Texas, primarily the Dallas-Ft. Worth metroplex.

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

X-RAY   X-ray is the most common energy source used in imaging the body and is now employed in the three following imaging modalities: (i) conventional x-ray systems, the oldest method of imaging, are typically used to image bones and contrast-enhanced vasculature and organs and constitute the largest number of installed systems; (ii) CT scanners utilize computers to produce cross-sectional images of particular organs or areas of the body; and (iii) digital x-ray systems add computer image processing capability to conventional x-ray systems.

ULTRASOUND   Ultrasound systems emit, detect and process high frequency sound waves to generate images of soft tissues and internal body organs. The sound waves used in ultrasound do not involve ionizing radiation and are not known to cause any harmful effects to the patient.

NUCLEAR MEDICINE   Nuclear medicine gamma cameras, which are based upon the
detection of gamma radiation generated by radioactive pharmaceuticals injected or inhaled into the body, are used to provide information about organ function as opposed to anatomical structure.

MRI TECHNOLOGY InSight believes that the introduction of MRI technology into the health care marketplace marked a significant advance in diagnostic medicine. Magnetic resonance is a technique that utilizes low energy radiowaves to manipulate protons (usually hydrogen) in the body. MRI systems place patients in a magnetic field. Once in the magnetic field, the protons in a patient's body will tend to align with the magnetic field. Radio frequency ("RF") waves, produced by a radio antenna coil which surrounds the body part to be imaged, are "pulsed" against the magnetic field. The RF energy is then turned off, and the protons are observed for different types of behavior, movement or "relaxation." Different tissues have different relaxation times, depending on the amount of hydrogen or water in each proton. The data on each proton's behavior is collected digitally by the system's computer and then reconstructed into cross-sectional images in three dimensional planes of orientation. The resulting image reproduces soft tissue anatomy (as found in the brain, spinal cord and interior ligaments of body joints such as the knee) with superior clarity, not available by any other currently existing imaging modality. A typical MRI examination takes from 30 to 90 minutes. MRI systems are typically priced in the range of $0.9 million to $2 million each, depending upon the system configuration, magnet design and field strength.

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

Recent technological advances in software and gradient coil technology for MRI systems have allowed equipment with lower magnetic field strength and open architecture design to offer significantly improved image quality. These systems use permanent electromagnetic technology rather than superconductivity magnets, substantially lowering both siting and service costs. The open design allows for studies not normally possible in conventional MRI systems, including claustrophobic patients, extremely large patients (from 300 to 400 pounds) and for musculoskeletal exams which require the patient to move or flex, such as kinematic knee studies. Manufacturers are marketing these open MRI systems at costs below most state Certificate of Need ("CON") requirements. The reduced equipment costs, combined with lower siting and service expense, may make MRI technology feasible at some rural hospitals and other new market locations where patient volume and reimbursement do not financially justify the expense of a conventional MRI system. Open MRI systems are priced in the range of $0.6 million to $1 million.

CT   CT technology consists of a doughnut-shaped gantry structure into which a patient, resting on a remotely controlled couch assembly, is positioned to scan the anatomical region of interest. The scanning process is performed by the rotation of a high output x-ray tube around the patient. The x-ray tube emits a thin fan-shaped beam of x-rays that passes through the patient and is absorbed by an array of x-ray detectors located on the opposite side of the patient from the x-ray tube. The detected x-rays are then converted into digital measurements of x-ray intensity directly proportional to the density of the portion of the patient through which the beam passes. These digital measurements of x-ray intensity are then processed by a specialized image reconstruction computer system into a cross-sectional image of the anatomical region of interest. The patient is then indexed on the couch and another scan performed and then another, creating a "stack" of cross-sectional images constituting the complete diagnostic imaging procedure.

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

STRATEGY AND MARKETING

InSight believes a consolidation in the diagnostic imaging industry is occurring and is necessary in order to provide surviving companies the opportunity to achieve operating and administrative efficiencies through consolidation. InSight's primary objective is to provide diagnostic imaging, treatment and related management services to hospitals, physicians and their patients. The Company does not engage in the practice of medicine. The strategy of InSight is focused on five interrelated initiatives: (i) the consolidation of the highly fragmented, diagnostic imaging industry through the acquisition of organizations which either strategically fit into its regional networking strategy or provide significant cost savings through the consolidation of duplicative infrastructures, (ii) development of a radiology co-source product where InSight will provide management services for radiology departments within hospitals,
(iii) development of regional networks of radiology providers and physicians designed to provide the highest quality and most cost-effective unit of diagnostic information to the broadest population in a given market, (iv) development of a network of open MRI systems to protect InSight's existing high field MRI market and to expand in markets in which InSight does not have a presence and (v) new business initiatives focused on broadening its range of services to managed care organizations, hospitals and physician management companies to include radiology management services; information management services; billing and collections; technologist services and training applications; marketing; equipment rental and continued evaluation of opportunities with emerging technologies. InSight believes that long-term viability is contingent upon its ability to successfully participate in this industry consolidation.

In fiscal 1997, InSight completed three acquisitions of Centers and Mobile Facilities and in the first quarter of fiscal 1998, InSight completed one acquisition of a Center and entered into a definitive agreement for the purchase of another Center, subject to the satisfaction of certain conditions. Also, in fiscal 1997, an open MRI system was installed and became operational at one of the Company's Fixed Facilities and a second open MRI system was installed at one of the Company's Centers, subject to the issuance of a CON. The CON has been received and InSight expects the open MRI system to become operational in the second quarter of 1998. In addition, in the first quarter of 1998, InSight entered into two joint venture arrangements for the development of two open MRI Centers.

The foregoing acquisitions and developments have been financed by GE. Upon the effectiveness of the Bank Financing, the Company believes it will be well positioned to pursue additional acquisition and development opportunities.

Certain statements contained in this report are forward-looking statements that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include the following: availability of financing; limitations and delays in reimbursement by third-party payors; contract renewals and financial stability of customers; technology changes; governmental regulation; conditions within the health care environment; adverse utilization trends for certain diagnostic imaging procedures; aggressive competition; general economic factors; InSight's inability to carry out its business strategy due to rising purchase prices of imaging centers and companies; and the risk factors listed from time to time in InSight's filings with the Securities and Exchange Commission.

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

Some states require hospitals and certain other health care facilities to obtain a CON prior to the acquisition of major medical equipment such as an MRI or Gamma Knife system. InSight believes that it will not be required to obtain CONs in most of the states in which it intends to operate, since most states no longer require non-hospital providers to obtain CONs and those states that do offer exemptions for which the Company may qualify; however, in those states where a CON is required, InSight has complied or will comply with such requirements.

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

The Medicaid program is a combined federal and state program providing coverage for low income persons. The specific services offered and reimbursement methods vary from state to state. In many states, Medicaid reimbursement is patterned after the Medicare program. Changes in Medicaid program reimbursement are not expected to have a material adverse impact on the Company's business. InSight is subject to state and federal laws prohibiting payments for patient referrals and regulating reimbursement procedures and practices under Medicare, Medicaid and other governmental health care programs. The Medicare and Medicaid Patient and Program Protection Act of 1987 ("1987 Act") prohibits financial arrangements designed to induce patient referrals to providers of services which are paid for by Medicare or Medicaid. Courts have, to date, interpreted these laws to apply to a broad range of financial relationships. Several states also have statutes prohibiting arrangements with health care providers which, while similar in many respects to the 1987 Act, vary from state to state, are often vague and have infrequently been interpreted by courts or regulatory agencies. Due to the potentially broad proscriptions contained in these federal and state laws, there can be no assurance that all of InSight's business practices would be construed to comply with these laws in all respects. However, in the situations where InSight contracts with health care providers who may be in a position to refer patients to the Company's operations, the Company exercises care in an effort to structure its activities and arrangements to comply with applicable federal and state laws. InSight maintains an internal regulatory compliance review program and retains special counsel, as necessary, to monitor compliance with such laws and regulations.

Under current Medicare policy, imaging centers may generally participate in the Medicare program as either medical groups or, subject to the discretion of individual Medicare carriers, Independent Physiological Laboratories ("IPLs"). The IPL is a loosely defined Medicare provider category that is not specifically authorized to provide imaging services. Accordingly, certain carriers permit IPLs to provide imaging services and others do not. In the past, InSight has preferred, to the extent possible, to operate its imaging centers for Medicare purposes as IPLs. InSight believes that the designation of its imaging centers as IPLs gives it greater operational control than it would have if its imaging centers were operated under the medical group model, where InSight would function as a "manager".

On June 18, 1997, in response to the lack of designation for imaging services, HCFA published proposed regulations which, among other things, would establish a new category of Medicare provider referred to as an Independent Diagnostic Treatment Facility ("IDTF"). The proposed IDTF regulations contemplate an effective date of January 1, 1998, although InSight's management believes that the effective date could be July 1, 1998. If these regulations are implemented, it appears that imaging centers will have the option to participate in the Medicare program as either (i) IDTFs or (ii) medical groups.

InSight has evaluated the proposed IDTF regulations for the purpose of assessing their potential impact on InSight's operations. Although InSight believes that the impact of the IDTF regulations is likely to be positive overall, InSight had a number of concerns and submitted comments to HCFA regarding those concerns. InSight currently anticipates converting its imaging centers to IDTFs once that category is available; however, if some of the IDTF qualifications and obligations, outlined in the proposed IDTF regulations are unmodified, InSight believes that IDTFs may be at a substantial competitive disadvantage with those imaging centers operated as medical groups. Accordingly, InSight may consider converting some or all of its existing centers into the medical group model, with InSight functioning as a "manager" of the radiology group. This conversion will require the cooperation of the radiology groups associated with InSight's imaging centers.

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

InSight's contract services revenues, primarily earned by its Mobile Facilities, represent approximately 51% of total revenues. Each year approximately one-quarter to one-third of the contract services agreements are subject to renewal. It is expected that some high volume customer accounts will elect not to renew their agreements and instead will purchase or lease their own diagnostic imaging equipment and some customers may choose an alternative services provider. In the past where agreements have not been renewed, the Company has been able to obtain replacement customer accounts; however, it is not always possible to obtain replacement accounts and some replacement accounts have been smaller than the lost account. The non-renewal of a single customer agreement would not have a material impact on InSight's contract services revenues; however, non-renewal of several agreements could have a material impact on contract services revenues.

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

No single source accounts for more than 10% of InSight's revenues. The Company has six individual contracts with the county of Los Angeles (the "County") covering six separate sites. In the aggregate, these sites earn revenues which represent approximately 10% of InSight's annual revenues. From time to time, the County has experienced financial difficulties. If such difficulties caused the County to curtail or terminate the Company's services, the Company's business would be adversely affected.

SUPPLY OF DIAGNOSTIC IMAGING AND GAMMA KNIFE SYSTEMS

InSight continues to evaluate the mix of its MRI equipment in response to changes in technology and to the surplus capacity in the marketplace. The overall technological competitiveness of InSight's equipment continues to improve through upgrades, disposal and/or trade-in of older equipment and the purchase or execution of leases for new equipment.

Several substantial companies are presently engaged in the manufacture of MRI (including open MRI), CT and other diagnostic imaging equipment, including GE Medical Systems, Hitachi Medical Systems, Picker International, Philips Medical Systems, Siemens Medical Systems, Inc. and Toshiba Medical Systems. InSight maintains good working relationships with many of the major manufacturers to better ensure an adequacy of supply as well as access to those types of diagnostic imaging systems which appear most appropriate for the specific diagnostic or treatment center to be established. Currently only one company, Elekta Instruments, Inc., a subsidiary of AB Elekta headquartered in Stockholm, Sweden ("Elekta"), is engaged in the business of manufacturing the Gamma Knife.

EMPLOYEES

As of September 15, 1997, InSight had approximately 544 full-time and 80 part-time employees. None of the Company's employees are covered by a collective bargaining agreement. Management believes its employee relations to be satisfactory.

ITEM 2.   PROPERTIES

The following table includes the primary properties utilized by InSight as of September 15, 1997:

                                         APPROXIMATE
NAME OF FACILITY                         SQUARE FEET  LOCATION
----------------                         -----------  --------
OWNED:
Berwyn Magnetic Resonance Center            3,800     Berwyn, Illinois
Northern Indiana Oncology Center            3,500     Valparaiso, Indiana
Garfield Imaging Center                     4,500     Monterey Park, California
LAC/USC Imaging Sciences Center             8,500     Los Angeles, California
Diagnostic Outpatient Center               13,800     Hobart, Indiana
Harbor/UCLA Diagnostic Imaging Center      15,000     Torrance, California

LEASED:
InSight Corporate Headquarters             12,300     Newport Beach, California
Maxum Diagnostic Center - Forest Lane      14,100     Dallas, Texas
Maxum Diagnostic Center - Eighth Avenue    10,000     Ft. Worth, Texas
Maxum Diagnostic Center - Preston Road      5,800     Dallas/Plano, Texas
Ocean Medical Imaging Center                8,700     Tom's River, New Jersey
Northwest Magnetic Imaging Center           2,400     Seattle, Washington
Northwest Gamma Knife Center                3,400     Seattle, Washington
Washington Magnetic Resonance Center        4,100     Whittier, California
Open MRI of Hayward                         6,400     Hayward, California
Central Maine Imaging Center                7,250     Lewiston, Maine
Training/Applications/Fleet Services       20,000     Winston-Salem, North Carolina
Chattanooga Outpatient Center              14,700     Chattanooga, Tennessee
Broad Street Imaging Center                12,700     Columbus, Ohio

ITEM 3.   LEGAL PROCEEDINGS

InSight is engaged from time to time in the defense of lawsuits arising out of the ordinary course and conduct of its business and has insurance policies covering such potential insurable losses where such coverage is cost-effective. InSight believes that the outcome of any such lawsuits will not have a material adverse impact on the Company's business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

InSight's Common Stock began trading on the national over-the-counter market and quoted on the NASDAQ Small Cap Market under the symbol "IHSC" on July 17, 1996.

The following table sets forth the high and low prices as reported by NASDAQ for InSight Common Stock for the quarters indicated:

          QUARTER ENDED                    LOW                  HIGH
          ------------------              -----                -----
          September 30, 1996              4 3/4                7 5/8
          December 31, 1996               4 3/4                7
          March 31, 1997                  4 1/4                6
          June 30, 1997                   4                    4 3/4

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

As of September 30, 1997, the Company's records indicate that there were in excess of 2,500 beneficial holders of the Common Stock and approximately 535 stockholders of record.

The following is a list of securities sold by the Company during the period covered by this report on Form 10-K which, pursuant to the exemption provided under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), were not registered under the Securities Act:

On August 10, 1996, the Company issued to the former holders of IHC Series B Preferred Stock, in consideration for certain agreements in connection with the Merger, warrants to purchase an aggregate of 50,000 shares of InSight Common Stock at an exercise price of $5.64 per share. The warrants are fully vested and exercisable at any time up to August 9, 2001.

On August 14, 1996, the Company issued to Shattuck Hammond Partners, Inc. ("SHP"), an investment banking firm in which a director of the Company, Grant
R. Chamberlain, is a vice president, a warrant to purchase 35,000 shares of InSight Common Stock at an exercise price of $5.50 per share. The warrant was issued as partial consideration for SHP's agreement to provide general strategic advisory and investment banking services during the 18-month period commencing July 1, 1996 and ending December 31, 1997. The warrant vests cumulatively on a monthly basis over the term of such agreement.

On March 11, 1997, the Company issued to Anthony J. LeVecchio, a former director of Maxum, a warrant to purchase 15,000 shares of InSight Common Stock at an exercise price of $5.50 per share. The warrant was issued in partial consideration for Mr. LeVecchio's agreement to provide general strategic and business development activities commencing April 1, 1997, for a one year period. The warrant vests cumulatively at the rate of 5,000 shares on the first, second and third anniversary dates of such agreement.

ITEM 6.     SELECTED FINANCIAL DATA

On June 26, 1996, pursuant to the Merger Agreement each of MHC and IHC became a wholly owned subsidiary of InSight. The Merger was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. MHC has been treated as the acquirer for accounting purposes, based upon relative revenues, book values and other factors. The selected consolidated financial data presented as of and for the year ended June 30, 1997, the six months ended June 30, 1996 and 1995 (unaudited), and for the years ended December 31, 1995, 1994, 1993 and 1992 has been derived from the Company's audited consolidated financial statements and should be read in conjunction with such consolidated financial statements and related notes as of and for the year ended June 30, 1997, the six months ended June 30, 1996 and for the years ended December 31, 1995 and 1994 and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this report.

             (Amounts in thousands, except shares and per share data)

                                                         SIX MONTHS ENDED
                                          YEAR ENDED  -----------------------              YEARS ENDED DECEMBER 31,
                                           JUNE 30,    JUNE 30,    JUNE 30,     ----------------------------------------------
                                             1997      1996(1)    1995(1) (4)    1995 (1)    1994 (1)    1993 (1)    1992 (1)
                                          ----------  ----------  -----------   ----------  ----------  ----------  ----------
STATEMENT OF OPERATIONS DATA:
Revenues                                  $  93,063   $   26,460  $   24,434    $   50,609  $   45,868  $   45,075  $   45,135
Costs of operations (2)                      80,337       27,420      22,986        48,778      45,439      47,456      45,329
                                          ----------  ----------  -----------   ----------  ----------  ----------  ----------
Gross profit (loss)                          12,726         (960)      1,448         1,831         429      (2,381)       (194)
Corporate operating expenses                  7,431        2,127       1,915         3,372       4,040       4,344       6,747
                                          ----------  ----------  -----------   ----------  ----------  ----------  ----------
Income (loss) from company operations         5,295       (3,087)       (467)       (1,541)     (3,611)     (6,725)     (6,941)
Equity in earnings from unconsolidated
  partnerships                                  468          138         136           348         834         685       1,020
                                          ----------  ----------  -----------   ----------  ----------  ----------  ----------
Operating income (loss)                       5,763       (2,949)       (331)       (1,193)     (2,777)     (6,040)     (5,921)
Interest expense, net                        (4,055 )     (1,144)       (648)       (1,626)     (1,206)     (1,773)     (2,391)
Provision for securities litigation
  settlement                                      -            -           -        (1,500)          -           -           -
Gain on sale of partnership interests             -            -           -             -       4,957           -           -
Provision for income taxes                     (427 )        (65)          -             -        (160)          -           -
                                          ----------  ----------  -----------   ----------  ----------  ----------  ----------
Income (loss) before extraordinary item       1,281       (4,158)       (979)       (4,319)        814      (7,813)     (8,312)
Extraordinary item                                -        3,179           -             -       3,342       1,036           -
                                          ----------  ----------  -----------   ----------  ----------  ----------  ----------
Net income (loss)                         $   1,281   $     (979) $     (979)   $   (4,319) $    4,156  $   (6,777) $   (8,312)
                                          ----------  ----------  -----------   ----------  ----------  ----------  ----------
                                          ----------  ----------  -----------   ----------  ----------  ----------  ----------
INCOME (LOSS) PER COMMON SHARE:
Income (loss) before extraordinary
item  (3)                                 $    0.24   $    (2.99) $    (0.73)   $    (3.21) $     0.58  $    (4.49) $    (4.89)
                                          ----------  ----------  -----------   ----------  ----------  ----------  ----------
                                          ----------  ----------  -----------   ----------  ----------  ----------  ----------
Net income (loss) (3)                     $    0.24   $    (0.70) $    (0.73)   $    (3.21) $     2.96  $    (3.89) $    (4.89)
                                          ----------  ----------  -----------   ----------  ----------  ----------  ----------
                                          ----------  ----------  -----------   ----------  ----------  ----------  ----------
Weighted average number of common shares
  outstanding (3)                         5,440,315    1,389,271   1,333,169     1,344,832   1,402,435   1,741,846   1,698,602


                                               AT JUNE 30,                                     AT DECEMBER 31,
                                          ----------------------                ----------------------------------------------
                                             1997        1996                    1995 (1)    1994 (1)    1993 (1)    1992 (1)
                                          ----------  ----------                ----------  ----------  ----------  ----------
BALANCE SHEET DATA:
Working capital (deficit)                   $(5,740 )    $(1,167)                  $(2,228)     $1,587     $(8,594)   $(14,607)
Property and equipment, net                  34,488       29,852                    12,386       5,272       9,791      18,772
Intangible assets                            33,272       16,965                     4,047       1,194       1,263       2,513
Total assets                                 98,322       70,386                    28,306      22,592      23,566      38,043
Total long-term liabilities                  59,205       39,839                    19,723       9,575       7,967       8,368
Stockholders' equity (deficit)                6,685        5,404                    (4,005)        300      (3,857)      2,502

     (1) The selected consolidated financial data represents historical data of MHC only.
     (2) Includes a (net credit) provision for prior restructuring costs of $(0.5) million and $7.5 million in 1993 and 1992, respectively.
     (3) Amounts are computed on a pro forma basis as if the reset of par value of Maxum Common Stock and related conversion into InSight Common Stock had occurred on January 1, 1992.
     (4)  Unaudited.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with Item 1. "Business", and Item 8. "Financial Statements and Supplementary Data", included elsewhere in this report.

ACQUISITIONS

InSight believes a consolidation in the diagnostic imaging industry is occurring and is necessary in order to provide surviving companies the opportunity to achieve operating and administrative efficiencies through consolidation. The strategy of InSight will be focused on five interrelated initiatives: (i) consolidation of the highly fragmented diagnostic imaging industry through acquisition of organizations which either strategically fit into its regional networking strategy or provide significant cost savings;
(ii) development of a radiology co-source product where InSight will provide management services for radiology departments within hospitals, (iii) development of regional networks of radiology providers and physicians designed to provide the highest quality and most cost-effective unit of diagnostic information to the broadest population in a given market, (iv) development of a network of open MRI systems and (v) new business initiatives focused on broadening its range of services to managed care organizations, hospitals and physician management companies to include radiology management services; information management services; unbundling of current core services such as billing and collections, technician training and staffing, and asset management and continued evaluation of opportunities with emerging technologies. InSight believes that long-term viability is contingent upon its ability to successfully participate in this industry consolidation. InSight views the Merger of MHC and IHC as reflective of this consolidation. As part of its consolidation strategy, InSight completed three acquisitions during fiscal 1997 and one in the first quarter of fiscal 1998 as follows:

In September 1996, InSight completed the acquisition of a Fixed Facility in Hayward, California. The transaction included the purchase of certain assets, primarily diagnostic equipment. The purchase price of approximately $2.8 million was financed by GE.

In May 1997, InSight acquired certain assets, primarily Mobile Facilities, in Maine and New Hampshire, and assumed certain equipment related liabilities. The purchase price of approximately $6.8 million and an additional $0.4 million for working capital requirements were financed by GE.

In June 1997, InSight completed the acquisition of a Center in Chattanooga, Tennessee. The transaction included the purchase of certain assets, primarily diagnostic equipment, and the assumption of certain equipment related liabilities. The purchase price of approximately $9.0 million was financed by GE.

In July 1997, InSight completed the acquisition of a Center in Columbus, Ohio. As part of this transaction, InSight also has a majority ownership in the development of a new Center in Dublin, Ohio. The transactions included the purchase of certain assets, primarily diagnostic equipment, and the assumption of certain equipment related liabilities. The purchase price of approximately $5.5 million and approximately $0.5 million for the Center under development were financed by GE.

In July 1997, InSight entered into a definitive agreement to acquire a Center in Murfreesboro, Tennessee, subject to the satisfaction of certain conditions. GE has agreed to finance the purchase price of approximately $2.7 million; however, the Bank Financing may be used to finance the purchase price.

Upon the consummation of the Bank Financing, which InSight expects to occur by early November 1997, InSight will have at its disposal an acquisition facility in the amount of $50 million, which may be increased under certain circumstances to $75 million. InSight believes this facility will enhance its ability to participate in the industry consolidation.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

InSight operates in a capital intensive, high fixed cost industry that requires significant amounts of working capital to fund operations, particularly the initial start-up and development expenses of new operations and yet is constantly under external pressure to contain costs and reduce prices. Revenues and cash flows have been adversely affected by an increased collection cycle, competitive pressures and major restructurings within the health care industry. This adverse effect on revenues and cash flow is expected to continue, especially in the mobile diagnostic imaging business. Management believes that InSight's long-term viability and success is contingent upon its ability to successfully execute its five interrelated strategic initiatives.

InSight continues to pursue acquisition opportunities. InSight believes that the expansion of its business through acquisitions is a key factor in achieving and maintaining profitability. Generally, acquisition opportunities are aimed at increasing revenues and profits, and maximizing utilization of existing capacity. Incremental operating profit resulting from future acquisitions will vary depending on geographic location, whether facilities are Mobile versus Fixed, the range of services provided and the Company's ability to integrate the acquired businesses into its existing infrastructure. Since the Merger, InSight has completed four acquisitions and entered into a definitive agreement with respect to an additional acquisition, as discussed above.

As noted above (see Item 1. "Business-Recapitalization"), the Company consummated the Recapitalization on October 14, 1997 pursuant to which (a) the Company issued to Carlyle 25,000 shares of Series B Preferred Stock having a liquidation preference of $1,000 per share and warrants to purchase 250,000 shares of InSight Common Stock at the current exercise price of $10.00 per share, generating net proceeds to the Company (after related transaction costs of approximately $2.0 million) of approximately $23.0 million; (b) the Company issued to GE 7,000 shares of Series C Preferred Stock, with a liquidation preference of $1,000 per share, in consideration of the termination of GE's right to receive supplemental service fee payments equal to 14% of InSight's pre-tax income, (for which the Company will record a non-recurring expense of approximately $6.7 million in the second quarter of fiscal 1998), and agreed to issue to GE an additional 20,953 shares of Series C Preferred Stock at the Second Closing in exchange for all of GE's shares of Series A Preferred Stock; and (c) the Company executed a Credit Agreement with NationsBank which, subject to the satisfaction of certain customary conditions, is expected to be consummated by early November and includes (i) a $50 million term loan facility consisting of a $20 million tranche with increasing amortization over a five year period and a $30 million tranche principally repayable in years 6 and 7, (ii) a $25 million revolving working capital facility with a five-year maturity, and (iii) a $50 million acquisition facility, which may be increased by up to an additional $25 million upon the satisfaction of certain conditions, including commitments from participating lenders. The net proceeds from the Carlyle investment will be used to refinance a portion of the outstanding GE indebtedness (approximately $23 million). At the initial funding of the Bank Financing, all of the term loan facility is expected to be drawn down to refinance all of the remaining GE indebtedness (approximately $47 million) and approximately $10 million of the revolving facility is expected to be drawn down for working capital purposes. If the Bank Financing is not consummated for any reason, the Company would be required to seek alternate financing. In such event, there can be no assurance that such financing would be available on acceptable terms.

InSight's operations are principally dependent on its ability (either directly or indirectly through its hospital customers) to attract referrals from physicians and other health care providers representing a variety of specialties. The Company's eligibility to provide service in response to a referral is often dependent on the existence of a contractual arrangement with the referred patient's insurance carrier (primarily if the insurance is provided by a managed care organization). Managed care contracting has become very competitive and reimbursement schedules are nearing Medicare reimbursement levels. A decline in referrals and/or reimbursement rates would adversely affect the Company's revenues and profits.

In connection with the Merger, certain financial accommodations with MHC's and IHC's primary creditor, GE, became effective in June 1996. The financial accommodations with GE have restricted InSight's ability to raise capital, incur additional debt, enter into additional leases for equipment, complete acquisitions, or enter into other corporate transactions without first obtaining a waiver or consent from GE. The GE indebtedness is expected to be repaid in full from the proceeds of the Carlyle investment and the Bank Financing. The terms of the Series B Preferred Stock and the Series C Preferred Stock, as well as the Bank Financing, contain similar restrictions on InSight's ability to act without first obtaining a waiver or consent from Carlyle, GE and NationsBank.

Working capital decreased to a deficit of approximately $5.7 million at June 30, 1997 from a deficit of approximately $1.2 million at June 30, 1996. This increase in deficit of approximately $4.5 million is primarily due to the current portion of additional debt incurred as a result of the Company's acquisition strategy discussed above and principal payments on long-term debt, offset by net income before depreciation and amortization. GE loaned the Company approximately $25.0 million to complete the acquisitions and has agreed to loan the Company approximately $2.7 million to complete the acquisition in Murfreesboro, Tennessee discussed above. Notwithstanding the above, the Company believes that its current cash balances and cash flows from operations, will be sufficient to finance its current operations through June 30, 1998.

Cash and cash equivalents increased to approximately $7.1 million at June 30, 1997 from approximately $6.8 million at June 30, 1996. This increase of approximately $0.3 million resulted primarily from (i) cash provided by operating activities of approximately $7.3 million and (ii) long-term borrowings of approximately $33.7 million, offset by (i) the acquisition of Centers and Mobile Facilities (approximately $18.6 million), (ii) purchases of property and equipment (approximately $7.1 million), and (iii) payments on debt and capital lease obligations (approximately $11.0 million).

The Company has committed to purchase, at an aggregate cost of approximately $4.0 million, three MRI systems for delivery during the quarter ending December 31, 1998. The Company has obtained commitments to finance the purchase or lease of such equipment; however, the Bank Financing may be used to finance the purchase of such equipment. In addition, the Company has committed to purchase or lease from GE, at an aggregate cost of approximately $20 million, including siting costs, 20 open MRI systems for delivery and installation over the next two years. The Company may purchase, lease or upgrade other MRI systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new imaging centers are developed in accordance with the Company's strategic initiatives.

In February 1996, MHC and the other parties in a class action securities lawsuit reached a settlement. On July 29, 1996, following final court approval, MHC and the other parties collectively paid to the plaintiffs in the class action the balance of the agreed upon settlement amount. In anticipation of this settlement, MHC recorded a charge of $1.5 million in 1995 and as part of the Merger borrowed approximately $1.9 million from GE to finance the settlement.

RESULTS OF OPERATIONS

BECAUSE THE MERGER WAS ACCOUNTED FOR USING THE PURCHASE METHOD OF ACCOUNTING AND MHC WAS TREATED AS THE ACQUIROR, THE FOLLOWING DISCUSSION AND ANALYSIS CONTAINS THE HISTORICAL FINANCIAL DATA OF THE COMPANY (REFLECTING THE COMBINED OPERATIONS OF IHC AND MHC) FOR THE YEAR ENDED JUNE 30, 1997 AND THE HISTORICAL FINANCIAL DATA OF MHC ONLY FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994.

YEAR ENDED JUNE 30, 1997 AND SIX MONTHS ENDED JUNE 30, 1996

REVENUES: Revenues increased approximately $66.6 million for the year ended June 30, 1997, compared to the six months ended June 30, 1996. The increase in revenues was due primarily to additional IHC revenues as a result of the Merger (approximately $38.7 million), increases in revenues due to the acquisitions discussed above (approximately $2.0 million) and an increase in contract services, patient services and other revenues at MHC (approximately $25.9 million). The increase of $25.9 million in MHC revenues was primarily due to a year of results for 1997 compared to the six month period in 1996. Compared to 1996 on an annualized basis, MHC revenues decreased by approximately $0.5 million, or approximately 1%.

Contract services revenues increased approximately $27.8 million for the year ended June 30, 1997, compared to the six months ended June 30, 1996. This increase was due primarily to additional IHC revenues as a result of the Merger (approximately $7.8 million), an increase in revenues due to the acquisitions discussed above (approximately $0.2 million) and an increase in MHC revenues of approximately $19.8 million. The increase of $19.8 million was primarily due to a year of results for 1997 compared to a six month period in 1996. Compared to 1996 on an annualized basis, MHC revenues decreased approximately $0.2 million, or 0.5%. This decrease was due to reductions in reimbursement (approximately 6%) from customers, primarily hospitals, offset by increased utilization (approximately 30%).

InSight's contract services revenues, primarily earned by its Mobile Facilities, represent approximately 51% of total revenues. Each year approximately one-quarter to one-third of the contract services agreements are subject to renewal. It is expected that some high volume customer accounts will elect not to renew their agreements and instead will purchase or lease their own diagnostic imaging equipment and some customers may choose an alternative services provider. In the past where agreements have not been renewed, the Company has been able to obtain replacement customer accounts; however, it is not always possible to obtain replacement accounts and some replacement accounts have been smaller than the lost account. The non-renewal of a single customer agreement would not have a material impact on InSight's contract services revenues; however, non-renewal of several agreements could have a material impact on contract services revenues.

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

Patient services revenues increased approximately $36.9 million for the year ended June 30, 1997, compared to the six months ended June 30, 1996. The increase in revenues was due primarily to additional IHC revenues as a result of the Merger (approximately $30.5 million), increased revenues due to the acquisitions discussed above (approximately $1.8 million), and an increase in MHC revenues of approximately $4.6 million. The increase in MHC revenues of $4.6 million was primarily due to a year of results for 1997 compared to a six month period in 1996. Compared to 1996 on an annualized basis, MHC revenues decreased approximately $1.3 million, or 11%. This decrease was due to continued declines in reimbursement (approximately 5%) from third party payors and the closure of a Fixed Facility in June 1996, offset by increased utilization (approximately 20%).

No single source accounts for more than 10% of InSight's revenues. The Company has six individual contracts with the county of Los Angeles ("County") covering six separate sites. In the aggregate, these sites earn revenues which represent approximately 10% of the Company's annual revenues. From time to time, the County has experienced financial difficulties. If such difficulties caused the County to curtail or terminate the Company's services, the Company's business would be adversely affected.

Management believes that any future increases in revenues can only be achieved by higher utilization and not by increases in procedure prices since reimbursement is declining; however, excess capacity of diagnostic imaging equipment, increased competition, and the expansion of managed care may impact utilization and make it difficult for the Company to achieve revenue increases in the future, absent the execution of provider agreements with managed care companies and other payors, and the execution of the Company's strategic initiatives.

COSTS OF OPERATIONS: Costs of operations increased approximately $52.9 million for the year ended June 30, 1997, compared to the six months ended June 30, 1996. This increase was due primarily to additional IHC costs as a result of the Merger (approximately $29.8 million), an increase in costs due to the acquisitions discussed above (approximately $1.5 million), and an increase in costs at MHC of approximately $21.6 million. The increase of $21.6 million at MHC was primarily due to a year of results for 1997 compared to a six month period in 1996. Compared to 1996 on an annualized basis, MHC costs decreased approximately $5.8 million, or 11%. This decrease was due to a reduction in costs of services, provision for doubtful accounts, and equipment leases and depreciation and amortization.

Costs of services, including the provision for doubtful accounts, increased approximately $35.6 million for the year ended June 30, 1997, compared to the six months ended June 30, 1996. The increase in costs was due primarily to additional IHC costs as a result of the Merger (approximately $20.8 million), an increase in costs due to the acquisitions discussed above (approximately $1.2 million) and an increase in costs at MHC (approximately $13.6 million). The increase in costs at MHC was due primarily to a year of results for 1997 compared to a six month period in 1996. Compared to 1996 on an annualized basis, MHC costs decreased approximately $2.9 million. This decrease was due to (i) reduced costs in service supplies and equipment maintenance and (ii) one time charges in 1996 related to the closure of two Centers and the early return of four Mobile Facilities.

Equipment leases and depreciation and amortization increased approximately $17.4 million for the year ended June 30, 1997, compared to the six months ended June 30, 1996. The increase was due primarily to additional IHC costs as a result of the Merger (approximately $9.2 million), increased costs due to the acquisitions discussed above (approximately $0.3 million) and an increase in costs at MHC (approximately $7.9 million). The increase at MHC of $7.9 million was primarily due to a year of results for 1997 compared to a six month period in 1996. Compared to 1996 on an annualized basis, MHC costs decreased approximately $0.8 million. This decrease was due to a write down of approximately $1.5 million of intangibles in 1996 which did not occur in 1997.

Under the terms of the amended equipment maintenance service agreement with GE, GE was entitled to receive a supplemental service fee equal to 14% of pretax income, subject to certain adjustments. During the year ended June 30, 1997, the Company recorded a provision of approximately $0.3 million in connection with this agreement. The Company's future obligations under this agreement were terminated as part of the Recapitalization. As mentioned above, the Company will record a non-recurring expense of $6.7 million in the second quarter of fiscal 1998 in connection with the termination of this agreement.

GROSS PROFIT: Gross profit increased approximately $13.7 million during the year ended June 30, 1997, compared to the six months ended June 30, 1996.
The increase was due primarily to additional gross profit from IHC as a result of the Merger (approximately $8.9 million), an increase due to the acquisitions discussed above (approximately $0.5 million), and an increase at MHC (approximately $4.3 million).

CORPORATE OPERATING EXPENSES: Corporate operating expenses increased approximately $5.3 million for the year ended June 30, 1997, compared to the six months ended June 30, 1996. The increase was partially related to maintaining duplicate staffing during the transition phase of the Merger and to additional consulting and legal costs associated with the Company's acquisition activities. The Company has achieved annualized cost savings (approximately $1.0 million) compared to the historical combined costs of MHC and IHC, primarily as a result of elimination of duplicate facilities including corporate headquarters, and synergies in staff and functional areas.

INTEREST EXPENSE, NET:   Interest expense, net increased approximately $2.9
million for the year ended June 30, 1997, compared to the six months ended June 30, 1996. The increase was due primarily to (i) additional debt assumed as a result of the Merger (approximately $3.3 million) and (ii) additional debt related to the acquisitions discussed above (approximately $0.3 million), offset by reduced interest as a result of (i) amortization of the deferred gain on the debt restructure with GE (approximately $1.0 million) and (ii) amortization of long-term debt.

EXTRAORDINARY GAIN ON DEBT EXTINGUISHMENT: In connection with the Merger, MHC recorded an extraordinary gain on debt extinguishment of approximately $3.2 million in 1996. There was no similar gain in 1997.

INCOME (LOSS) PER COMMON SHARE: Net income per common share was $0.24 for the year ended June 30, 1997, compared to a net loss per common share before extraordinary item of $(2.99) for the six months ended June 30, 1996. The improvement in income per common share is the result of (i) increased gross profit, and (ii) an increase in earnings from unconsolidated partnerships, offset by (i) increased corporate operating expenses, and (ii) increased interest expense.

SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)

REVENUES: Revenues increased $2.0 million, or approximately 8 percent, during the six months ended June 30, 1996, compared with the same period in 1995. The increase in revenues was due primarily to the acquisition of certain customer contracts in April 1995, the acquisition of certain Centers in October 1995 and increases in volumes on certain contracts serviced by Mobile and Fixed Facilities. These increases were offset by decreases in reimbursement rates from third party payors.

COSTS OF OPERATIONS: Costs of operations increased $4.4 million, or approximately 19 percent, during the six months ended June 30, 1996, compared with the same period in 1995. This increase was primarily due to (i) the write down of approximately $1.5 million of goodwill and other intangibles related to two of MHC's Centers; (ii) an increase in cost of services of $2.3 million and (iii) an increase in depreciation of $0.7 million offset by a decrease in the provision for doubtful accounts of $0.4 million.

Costs of services increased $2.3 million during the six months ended June 30, 1996, compared with the same period in 1995. The increase was due primarily to (i) certain one-time charges relating to operating strategies associated with the Merger which include provisions for the closure of two Centers, the write down of a Mobile Facility and the estimated costs and termination fees for the early return of four Mobile Facilities; (ii) increased costs associated with the acquisitions discussed above; and (iii) higher costs associated with the increase in patient services revenues which include personnel costs, facility costs, service supplies and professional fees.

The provision for doubtful accounts decreased $0.4 million during the six months ended June 30, 1996, compared with the same period in 1995. This decrease is primarily attributable to a $0.3 million charge recorded in June 1995. A similar charge was not recorded in 1996.

Depreciation increased $0.7 million during the six months ended June 30, 1996, compared with the same period in 1995. This increase was due primarily to capital leases entered into, acquisitions completed, and leasehold improvements incurred at several of MHC's Fixed Facilities subsequent to June 30, 1995.

GROSS PROFIT: Gross profit decreased $2.4 million during the six months ended June 30, 1996, compared with the same period in 1995. This decrease was primarily attributable to the increase in costs of services discussed above.

CORPORATE OPERATING EXPENSES: Corporate operating expenses increased $0.2 million during the six months ended June 30, 1996, compared with the same period in 1995. This increase was due primarily to a provision in June 1996 of $0.6 million for termination benefits and facility costs in connection with the reduction in the duplicative administrative infrastructure as a result of the Merger.

INTEREST EXPENSE, NET: Interest expense, net increased $0.5 million during the six months ended June 30, 1996, compared with the same period in 1995. This increase was due primarily to debt financed in 1995 in connection with acquisitions and the financing of certain operating expenses.

EXTRAORDINARY GAIN ON DEBT EXTINGUISHMENT: In connection with the Merger, MHC recorded an extinguishment of $9.0 million of long-term obligations owed to GE in June 1996. The extraordinary gain represents the excess of the carrying value of the debt obligations settled over the sum of the fair value of the Maxum Series B Preferred Stock issued in exchange for such debt extinguishment and the sum of future interest payable on all remaining obligations owed to GE.

In accordance with the provisions of troubled debt accounting, a portion of the extraordinary gain, equal to the sum of the current and long-term portions of future interest payable on all remaining GE debt was deferred and will be reduced by future interest payments over the terms of the respective debt instruments.

YEARS ENDED DECEMBER 31, 1995 AND 1994

REVENUES: Revenues increased $4.7 million, or approximately 10%, in 1995 compared to 1994. The increase in revenues was related primarily to acquisitions. This increase was partially offset by the continued decline in reimbursement rates and a decrease in other revenues in 1995 compared to 1994.

An increase in fee-for-service revenues of $5.0 million in 1995 compared to 1994 was attributable to: (i) the award of an exclusive capitated managed care contract in December 1994, under which MHC's fees were paid directly by the managed care organization and were earned on a per-member-per-month basis; and (ii) the acquisition of certain customer contracts in the first half of 1995. Other fee-for-service revenues and equipment rental revenues (derived primarily from Mobile Facilities) decreased $1.8 million, compared to 1994, due to expiration of hospital service contracts and third party equipment leases. Management fees decreased $0.6 million in 1995, compared to 1994, due primarily to the sale or termination of certain partnerships in late 1994.

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

COSTS OF OPERATIONS:   Costs of operations increased $3.3 million, or
approximately 7%, in 1995 compared to 1994. Costs of services in 1995 was reduced by $0.8 million related to sales/use tax refunds. These refunds represent taxes paid in prior years attributable to certain mobile diagnostic imaging equipment, and were received due to a determination by the taxing authority having reached a determination that the mobile equipment was subject to motor vehicle tax rather than sales/use tax.

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

In addition to the net impact of the sales/use tax refund, occupancy expense and professional fees discussed above, all other components of costs of services experienced a net increase of $2.2 million in 1995 compared to 1994, due primarily to the variable costs associated with the increase in revenues resulting primarily from acquisitions in 1995 discussed above.

The provision for doubtful accounts increased $0.5 million, or approximately 48%, in 1995 compared to 1994, due primarily to the increase in patient services revenues and a shift in the payor mix in MHC's Centers related to the penetration of managed care. This change in payor mix had an unfavorable impact on reimbursement rates realized by the Centers and resulted in an increase in bad debt expense in 1995 associated with unreimbursed amounts which were not subsequently collectible from patients.

Depreciation decreased $0.2 million, or approximately 6%, in 1995 compared to 1994. This decrease was due primarily to a purchase and sale- leaseback transaction (in connection with MHC's settlement with a significant creditor in June 1994) which resulted in reductions in net book values of certain Mobile Facilities.

GROSS PROFIT:   Gross profit increased $1.4 million in 1995 compared to 1994.
The increase was primarily attributable to higher profit margins from the absorption of excess capacity associated with acquisitions completed in 1995 and the capitated managed care contract awarded in December 1994.

CORPORATE OPERATING EXPENSES:   Corporate operating expenses decreased
approximately $0.7 million, or approximately 17%, in 1995 compared to 1994. This decrease was due primarily to reductions in legal costs and insurance premiums.

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS:   Equity in earnings of
unconsolidated partnerships decreased $0.5 million, or approximately 58%, in 1995 compared to 1994, due to the sale of certain partnerships in late 1994 discussed below.

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

INFLATION

Inflation in recent years has not had a significant impact on MHC's or IHC's business, and is not expected to adversely affect the Company in the near future.

NEW PRONOUNCEMENTS

In fiscal 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock Based Compensation". As permitted under the standard, the Company continued to account for employee stock options in accordance with APB Opinion No. 25 and made necessary pro forma disclosures mandated by SFAS No. 123. The adoption of this standard had no impact on the Company's results of operations.

In fiscal 1998, the Company will be required to adopt SFAS No. 129, "Disclosure of Information about Capital Structure", which continues the existing requirements to disclose the pertinent rights and privileges of all securities other than ordinary common stock but expands the number of companies subject to portions of its requirements. The adoption of this standard will have no effect on the Company's results of operations.

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 128, "Earnings per Share ("EPS")". This standard is effective for both interim and annual reporting periods ending after December 15, 1997. SFAS No. 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding. Diluted EPS is computed in the same way as fully diluted EPS, except that the calculation now uses the average share price for the reporting period to compute dilution from options under the treasury stock method. Management believes that adoption of this standard will not have a significant impact on earnings per share.

In June 1997, the FASB issued SFAS Nos. 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information." FASB Nos. 130 and 131 are effective for fiscal years beginning after December 15, 1997, with earlier adoption permitted. The Company believes that adoption of these standards will not have a material impact on the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          None.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                  Index to Consolidated Financial Statements
                    for the Year Ended June 30, 1997, for
                the Six Months Ended June 30,1996 and for the
                   Years Ended December 31, 1995 and 1994

                                                                  PAGE NUMBER
                                                                  -----------
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                21

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                22

CONSOLIDATED BALANCE SHEETS                                          23-24

CONSOLIDATED STATEMENTS OF OPERATIONS                                   25

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                         26

CONSOLIDATED STATEMENTS OF CASH FLOWS                                   27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           28-42

SCHEDULE IX - VALUATION AND QUALIFYING ACCOUNTS                         49

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To InSight Health Services Corp.:

We have audited the accompanying consolidated balance sheets of INSIGHT HEALTH SERVICES CORP. (a Delaware corporation) and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended June 30, 1997 and for the six months ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InSight Health Services Corp. and subsidiaries as of June 30, 1997 and 1996, and results of their operations and their cash flows for the year ended June 30, 1997 and for the six months ended June 30, 1996, in conformity with generally accepted accounting principles.

                                       ARTHUR ANDERSEN LLP



Orange County, California
October 14, 1997

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Maxum Health Corp.:

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows of Maxum Health Corp. and Subsidiaries (MHC) for each of the two years in the period ended December 31, 1995. Our audits also included the related financial statement schedule of valuation and qualifying accounts. These financial statements and schedule are the responsibility of MHC's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of MHC's operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statements schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

DELOITTE & TOUCHE LLP

Dallas, Texas
March 1, 1996

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                (Amounts in thousands)



                                                          June 30,       June 30,
                                                            1997          1996
                                                       ------------  -------------
ASSETS
-------
CURRENT ASSETS:
    Cash and cash equivalents                           $  7,135      $  6,864
    Trade accounts receivable, net                        15,645        12,916
    Other receivables, net                                   358           973
    Other current assets                                   1,554         1,708
                                                       ---------     ----------
       Total current assets                               24,692        22,461
                                                       ---------     ----------
PROPERTY AND EQUIPMENT:
    Vehicles                                                 968           978
    Land, building and leasehold improvements              9,589         8,602
    Computer and office equipment                          3,855         3,638
    Diagnostic and related equipment                      28,193        18,113
    Equipment and vehicles under capital leases            8,086        10,479
                                                       ---------     ----------
                                                          50,691        41,810
       Less: Accumulated depreciation and amortization    16,203        11,958
                                                       ---------     ----------
       Property and equipment, net                        34,488        29,852
                                                       ---------     ----------
INVESTMENT IN PARTNERSHIPS                                   402           359
                                                       ---------     ----------
OTHER ASSETS                                               5,468           749
                                                       ---------     ----------
INTANGIBLE ASSETS, net                                    33,272        16,965
                                                       ---------     ----------
                                                       $  98,322     $  70,386
                                                       ---------     ----------
                                                       ---------     ----------



The accompanying notes are an integral part of these consolidated balance sheets.

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
               (Amounts in thousands, except share and per share data)



                                                                                    June 30,       June 30,
                                                                                     1997           1996
                                                                                 ----------     -----------
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of equipment and other notes                                  $  11,901       $  6,585
  Current portion of capital lease obligations                                      3,561          2,638
  Accrued equipment related costs                                                   2,882          3,249
  Accounts payable and other accrued expenses                                       8,822          8,328
  Accrued payroll and related costs                                                 2,521          1,775
  Current portion of deferred gain on debt restructure                                745          1,053
                                                                               ----------     ----------
    Total current liabilities                                                      30,432         23,628
                                                                               ----------     ----------

LONG-TERM LIABILITIES:
  Equipment and other notes, less current portion                                  54,421         31,653
  Capital lease obligations, less current portion                                   3,312          3,988
  Accrued securities litigation settlement                                              -          1,900
  Deferred gain on debt restructure, less current portion                             728          1,467
  Other long-term liabilities                                                         744            831
                                                                               ----------     ----------
    Total long-term liabilities                                                    59,205         39,839
                                                                               ----------     ----------

COMMITMENTS (Note 8)

MINORITY INTEREST                                                                   2,000          1,515
                                                                               ----------     ----------

STOCKHOLDERS' EQUITY:
  Convertible Series A preferred stock, $.001 par value, 3,500,000 shares authorized; 2,501,760 outstanding at June 30, 1997 and 1996,
    respectively, stated at                                                         6,750          6,750
  Common stock, $.001 par value, 25,000,000 shares authorized,
    2,714,725 and 2,710,240 shares outstanding at June 30, 1997 and 1996,
    respectively                                                                        3              3
  Additional paid-in capital                                                       23,100         23,100
  Accumulated deficit                                                             (23,168)       (24,449)
                                                                               ----------     ----------
    Total stockholders' equity                                                      6,685          5,404
                                                                               ----------     ----------
                                                                                $  98,322      $  70,386
                                                                               ----------     ----------
                                                                               ----------     ----------



The accompanying notes are an integral part of these consolidated balance sheets.

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in thousands, except share and per share data)



                                                                   Six
                                                  Year Ended    Months Ended    Year Ended         Year Ended
                                                   June 30,       June 30,      December 31,      December 31,
                                                     1997           1996           1995               1994
                                                ------------   --------------  -------------     --------------
REVENUES:
  Contract services                             $    47,827    $    20,045     $   38,976          $  36,393
  Patient services                                   42,706          5,853         10,605               8,228
  Other                                               2,530            562          1,028               1,247
                                                -----------    -----------     ----------          ----------
    Total revenues                                   93,063         26,460         50,609              45,868
                                                -----------    -----------     ----------          ----------

COSTS OF OPERATIONS:
  Costs of services                                  50,564         15,899         28,772              26,067
  Provision for doubtful accounts                     1,506            617          1,669               1,124
  Equipment leases                                   18,396          6,957         14,464              14,581
  Depreciation and amortization                       9,871          3,947          3,873               3,667
                                                -----------    -----------     ----------          ----------
    Total costs of operations                        80,337         27,420         48,778              45,439
                                                -----------    -----------     ----------          ----------

GROSS PROFIT (LOSS)                                  12,726           (960)         1,831                 429

CORPORATE OPERATING EXPENSES                          7,431          2,127          3,372               4,040
                                                -----------    -----------     ----------          ----------

INCOME (LOSS) FROM COMPANY OPERATIONS                 5,295         (3,087)        (1,541)             (3,611)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIP        468            138            348                 834
                                                -----------    -----------     ----------          ----------

OPERATING INCOME  (LOSS)                              5,763         (2,949)        (1,193)             (2,777)

OTHER INCOME (EXPENSE):
  Interest expense, net                              (4,055)        (1,144)        (1,626)             (1,206)
  Provision for securities litigation settlement          -              -         (1,500)                  -
  Gain on sale of partnership interests                   -              -              -               4,957
                                                -----------    -----------     ----------          ----------
                                                     (4,055)        (1,144)        (3,126)              3,751
                                                -----------    -----------     ----------          ----------

INCOME (LOSS) BEFORE INCOME TAXES                     1,708         (4,093)        (4,319)                974

PROVISION FOR INCOME TAXES                              427             65              -                 160
                                                -----------    -----------     ----------          ----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM               1,281         (4,158)        (4,319)                814

EXTRAORDINARY ITEM - Net gain on
  debt extinguishment                                     -          3,179              -               3,342
                                                -----------    -----------     ----------          ----------

NET INCOME (LOSS)                                  $  1,281        $  (979)     $  (4,319)           $  4,156
                                                -----------    -----------     ----------          ----------

INCOME (LOSS) PER COMMON SHARE:
  Income (loss) before extraordinary item           $  0.24       $  (2.99)      $  (3.21)            $  0.58
                                                -----------    -----------     ----------          ----------

  Net income (loss)                                 $  0.24       $  (0.70)      $  (3.21)            $  2.96
                                                -----------    -----------     ----------          ----------
                                                -----------    -----------     ----------          ----------

  Weighted average number of common shares
  outstanding                                     5,440,315      1,389,271      1,344,832           1,402,435
                                                -----------    -----------     ----------          ----------
                                                -----------    -----------     ----------          ----------



The accompanying notes are an integral part of these consolidated financial statements.

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (Amounts in thousands, except share data)



                                       Preferred Stock                     Common Stock
                                     --------------------      ---------------------------------------
                                     Shares    Amount       Shares             Amount       Warrant
                                    --------  --------    -----------       ----------     ---------
BALANCE AT DECEMBER 31, 1993          -       $      -      2,949,488       $     29       $     7
Stock issued under employee
  purchase plan                       -              -          3,927              -             -
Surrender of 132,750 shares
  of treasury stock in
  settlement of stockholder
  note receivable                     -              -              -              -             -
Net income                            -              -              -              -             -
                              ---------      ---------       --------        -------       --------
BALANCE AT DECEMBER 31, 1994          -              -      2,953,415             29             7
Stock issued under employee
  purchase plan                       -              -         51,640              1             -
Net loss                              -              -              -              -             -
                              ---------      ---------       --------        -------       --------
BALANCE AT DECEMBER 31, 1995          -              -      3,005,055             30             7
Issuance of Series A
  Preferred Stock and
  cancellation of common
  stock warrant               1,250,880          3,375              -              -             (7)
Acquisition of IHC            1,250,880          3,375      1,349,908              1             -
Retirement of MHC's
  treasury stock                      -              -              -              -             -
Reset the par value of
  InSight common stock
  issued in exchange for
  MHC'S common stock                  -              -     (1,644,723)           (28)            -
Net loss                              -              -              -              -             -
                              ---------      ---------     ----------        -------       --------
BALANCE AT JUNE 30, 1996      2,501,760          6,750      2,710,240              3             -
Stock options exercised               -              -          4,485              -             -
Net income                            -              -              -              -             -
                              ---------      ---------    -- --------        -------       --------
BALANCE AT JUNE 30, 1997      2,501,760       $  6,750      2,714,725        $     3       $  -
                              ---------      ---------       --------        -------       --------
                              ---------      ---------       --------        -------       --------


                                 Additional                   Stockholder
                                  Paid-In      Accumulated        Note          Treasury
                                  Capital        Deficit       Receivable        Stock      Total
                               -----------  ----------------  ------------   -----------  ----------
BALANCE AT DECEMBER 31, 1993  $  19,679     $  (23,307)      $  (110)       $  (155)       $(3,857)
Stock issued under employee
  purchase plan                       1              -              -              -             1
Surrender of 132,750 shares
  of treasury stock in
  settlement of stockholder
  note receivable                     -              -            110           (110)           -
Net income                            -          4,156              -              -        4,156
                              ---------      ---------       --------        -------       --------
BALANCE AT DECEMBER 31, 1994     19,680        (19,151)             -           (265)          300
Stock issued under employee
  purchase plan                      13              -              -              -            14
Net loss                              -         (4,319)             -              -        (4,319)
                              ---------      ---------       --------        -------       --------
BALANCE AT DECEMBER 31, 1995     19,693        (23,470)             -           (265)       (4,005)
Issuance of Series A
  Preferred Stock and
  cancellation of common
  stock warrant                       -              -              -              -         3,368
Acquisition of IHC                3,644              -              -              -         7,020
Retirement of MHC's
  treasury stock                   (265)             -              -            265             -
Reset the par value of
  InSight common stock
  issued in exchange for
  MHC'S common stock                 28              -              -              -             -
Net loss                              -           (979)             -              -          (979)
                              ---------      ---------       --------        -------       --------
BALANCE AT JUNE 30, 1996         23,100        (24,449)             -              -         5,404
Stock options exercised               -              -              -              -             -
Net income                            -          1,281              -              -         1,281
                              ---------      ---------       --------        -------       --------
BALANCE AT JUNE 30, 1997      $  23,100     $  (23,168)      $      -       $  -           $  6,685
                              ---------      ---------       --------       --------       --------
                              ---------      ---------       --------       --------       --------


                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Amounts in thousands)


                                                                                     Six
                                                             Year Ended          Months Ended   Year Ended        Year Ended
                                                               June 30,            June 30,     December 31,      December 31,
                                                                 1997               1996           1995               1994
                                                            ------------       --------------  -------------      -------------
OPERATING ACTIVITIES:
  Net income (loss)                                          $  1,281             $  (979)     $  (4,319)          $  4,156
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation and amortization                               9,871               4,022          4,060              3,913
    Amortization of deferred gain on debt restructure          (1,047)                  -              -                  -
    Gain on disposal of assets                                   (113)               (133)           (35)              (112)
    Provision for securities litigation settlement                  -                   -          1,500                  -
    Gain on sale of partnership interests                           -                   -              -             (4,957)
    Operating expenses financed by issuance of debt                 -               1,015          2,330              2,672
    Extraordinary gain on debt extinguishments                      -              (3,179)             -             (3,342)
  Cash provided by (used in) changes in
    operating assets and liabilities:
    Payments for restructure costs                                  -                   -              -               (700)
    Receivables                                                (1,664)               (174)          (524)               (38)
    Other current assets                                          157                (851)          (110)               782
    Accounts payable and other current liabilities             (1,143)                975         (1,089)             1,088
                                                            ---------           ---------     ----------          ----------
    Net cash provided by operating  activities                  7,342                 696          1,813              3,462
                                                            ---------           ---------     ----------          ----------

INVESTING ACTIVITIES:
  Cash acquired in acquisition of IHC                               -               5,489              -                  -
  Acquisition of Centers and Mobile Facilities                (18,566)                  -         (1,855)              (510)
  Acquisition of customer contracts and intangibles                 -                   -         (2,108)                 -
  Proceeds from sales of assets                                   347                 369            745              1,358
  Proceeds from sale of partnership interests                       -                   -              -              5,007
  Additions to property and equipment                          (7,102)               (960)          (548)              (349)
   (Increase) decrease in other assets                         (4,937)                195            190                582
                                                            ---------           ---------     ----------          ----------
    Net cash provided by (used in) investing activities       (30,258)              5,093         (3,576)             6,088
                                                            ---------           ---------     ----------          ----------

FINANCING ACTIVITIES:
  Principal payments of debt and capital lease obligations    (11,026)             (2,302)        (6,020)            (4,752)
  Proceeds from issuance of debt                               33,728               1,507          2,689                268
  Net repayments on revolving note payable                          -                   -              -               (250)
  Other                                                           485                   -             14                  1
                                                            ---------           ---------     ----------          ----------
    Net cash provided by (used in) financing activities        23,187                (795)        (3,317)            (4,733)
                                                            ---------           ---------     ----------          ----------

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS:                                                 271               4,994         (5,080)             4,817
  Cash, beginning of period                                     6,864               1,870          6,950              2,133
                                                            ---------           ---------     ----------          ----------
  Cash, end of period                                        $  7,135            $  6,864       $  1,870           $  6,950
                                                            ---------           ---------     ----------          ----------
                                                            ---------           ---------     ----------          ----------

SUPPLEMENTAL INFORMATION (Note 13)




The accompanying notes are an integral part of these consolidated financial statements.

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  MERGER

InSight Health Services Corp. (InSight or the Company) is a Delaware corporation formed on February 23, 1996 in connection with the Agreement and Plan of Merger, dated as of February 26, 1996 (Merger Agreement), among American Health Services Corp., a Delaware corporation (AHS), Maxum Health Corp., a Delaware corporation (MHC or Maxum), InSight and two wholly owned subsidiaries of InSight, AHSC Acquisition Company, a Delaware corporation (AHSC Acquisition), and MXHC Acquisition Company, a Delaware corporation (MXHC Acquisition). Pursuant to the terms of the Merger Agreement, (i) AHSC Acquisition merged with and into AHS and MXHC Acquisition merged with and into Maxum (collectively, the Merger), (ii) each outstanding share of common stock, par value $.03 per share, of AHS (AHS Common Stock) was converted into the right to receive one-tenth of a share of common stock, par value $.001 per share, of InSight (InSight Common Stock), (iii) each outstanding share of Series B Senior Convertible Preferred Stock, par value $.03 per share, of AHS (AHS Series B Preferred Stock) which was convertible into 100 shares of AHS Common Stock was converted into the right to receive 10 shares of InSight Common Stock, (iv) each outstanding share of Series C Preferred Stock, par value $.03 per share, of AHS (AHS Series C Preferred Stock), which was issued immediately prior to the consummation of the Merger, was converted into the right to receive 1.25088 shares of Series A Preferred Stock, par value $.001 per share, of InSight (InSight Series A Preferred Stock), (v) each outstanding share of common stock, par value $.01 per share, of Maxum (Maxum Common Stock) was converted into the right to receive .598 of a share of InSight Common Stock, (vi) each outstanding share of Series B Preferred Stock, par value $.01 per share, of Maxum (Maxum Series B Preferred Stock), which was issued immediately prior to the consummation of the Merger, was converted into the right to receive 83.392 shares of InSight Series A Preferred Stock, and (vii) each outstanding option, warrant or other right to purchase AHS Common Stock and Maxum Common Stock was converted into the right to acquire, on the same terms and conditions, shares of InSight Common Stock, with the number of shares and exercise price applicable to such option, warrant or other right adjusted based on the applicable exchange ratio for the underlying AHS Common Stock or Maxum Common Stock.

Concurrent with the consummation of the Merger, AHS and MHC completed a debt restructuring with General Electric Company (GE), the primary creditor of MHC and AHS. This restructuring resulted in the reduction of certain debt and operating lease obligations and cancellation of certain stock warrants of MHC and AHS in exchange for, among other things, the issuance to GE, immediately prior to the consummation of the Merger, of Maxum Series B Preferred Stock and AHS Series C Preferred Stock. In connection with this restructuring, MHC recorded the extinguishment of $9.0 million of long-term debt obligations and an extraordinary gain representing the difference in the carrying value ($9.0 million) of the debt obligations settled over the fair value ($3.4 million) of the Maxum Series B Preferred Stock issued to GE. In accordance with the provisions of troubled debt accounting, a portion of the extraordinary gain, equal to the sum of the current and long-term portions of future interest payable on all remaining GE debt and capital lease obligations of $1.0 million and $1.5 million, respectively, was deferred and will be reduced by future interest payments over the terms of the respective debt instruments.

At the effective time of the Merger, MHC Series B Preferred Stock and AHS Series C Preferred Stock issued to GE was converted into the right to receive such number of shares of InSight Series A Preferred Stock that is convertible into such number of shares of InSight Common Stock representing approximately 48% of InSight Common Stock outstanding at the effective time of the Merger (after giving effect to such conversion). Under an amended equipment maintenance service agreement, GE will also be entitled to receive certain supplemental service fee payments based on future pretax income of InSight.

On September 13, 1996, AHS changed its name to InSight Health Corp. (IHC).

The Merger was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. MHC is treated as the acquiror for accounting purposes, based upon the relative revenues, book values and other factors. The Consolidated Financial Statements presented herein for the six months ended June 30, 1996 and for the years ended December 31, 1995 and 1994, respectively, represent the operating results of MHC only.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a.   NATURE OF BUSINESS

    The Company provides diagnostic imaging, treatment and related services to hospitals, physicians and their patients through its imaging network in 26 states throughout the United States, with a substantial presence in California, primarily Los Angeles County, and northern Texas, primarily the Dallas/Ft. Worth metroplex. The Company's services are provided through a network of 35 mobile magnetic resonance imaging (MRI) facilities (Mobile Facilities), 28 fixed-site MRI facilities (Fixed Facilities), 10 multi-modality imaging centers (Centers), two Leksell Stereotactic Gamma Unit treatment centers (Gamma Knife), and one radiation oncology center. An additional radiation oncology center is operated by the Company as a part of one of its Centers.

    b.   CONSOLIDATED FINANCIAL STATEMENTS

    The consolidated financial statements include the accounts of InSight and its wholly owned subsidiaries, MHC and IHC (Note 1). The Company's investment interests in partnerships (the Partnerships) are accounted for under the equity method of accounting for ownership of 50 percent or less when the Company does not exercise significant control over the operations of the Partnership and does not have primary responsibility for the Partnership's long-term debt. The Company's consolidated financial statements include two Partnerships which have been accounted for under the equity method (Note 12).

    At June 30, 1997 and 1996, respectively, the Company has consolidated two 50 percent owned Partnerships and one less than 50 percent owned limited liability company. Since the Company controls the operations of these 50 percent or less owned entities and is primarily responsible for the associated long-term debt, management believes that consolidation of these entities is the most meaningful financial statement presentation (Note 12).

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

    d.   REVENUE RECOGNITION

    Revenues from contract services (primarily Mobile Facilities) and from patient services (primarily Centers) are recognized when services are provided. Patient services revenues are presented net of related contractual adjustments. Equipment rental revenues, management fees and other revenues are recognized over the applicable contract period. Revenues collected in advance are recorded as unearned revenue.

    e.   CASH EQUIVALENTS

    Cash equivalents are generally composed of highly liquid investments with original maturities of three months or less, such as certificates of deposit and commercial paper.

    f.   PROPERTY AND EQUIPMENT

    Property and equipment are depreciated and amortized on the straight-line method using the following estimated useful lives:

              Vehicles                                      3 to 8 years
              Buildings                                     7 to 19 years
              Leasehold improvements                        Term of lease
              Computer and office equipment                 3 to 5 years
              Diagnostic and related equipment              5 to 8 years
              Equipment and vehicles under capital leases   Term of lease

    The Company capitalizes expenditures for improvements and major renewals. Maintenance, repairs and minor replacements are charged to operations as incurred. When assets are sold or otherwise disposed of, the cost and related reserves are removed from the accounts and any resulting gain or loss is included in the results of operations.

    g.   INTANGIBLE ASSETS

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

    The Company has classified as goodwill the cost in excess of fair value of the net assets acquired in purchase transactions. Intangible assets are amortized on the straight-line basis over the following periods (See Note
    6):

              Goodwill                           6 to 20 years
              Non-compete agreements             5 to 7 years
              Certificates of need               6 years

    h.   INCOME TAXES

    The Company accounts for income taxes using the liability method in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the asset and liability method of accounting for income taxes.

    i.   INCOME (LOSS) PER COMMON SHARE

    The number of shares used in computing income (loss) per common share is equal to the weighted average number of common and common equivalent shares outstanding during the respective period, adjusted retroactively for the conversion of Maxum Common Stock into InSight Common Stock as a result of the Merger. Common stock equivalents relating to options, warrants and convertible preferred stock are excluded for all periods prior to June 30, 1997 because they are antidilutive.

    j.   FAIR VALUE OF FINANCIAL INSTRUMENTS

    Fair value of financial instruments are estimated using available market information and other valuation methodologies. The fair value of the Company's financial instruments is estimated to approximate the related book value, unless otherwise indicated.

    k.   NEW PRONOUNCEMENTS

    In fiscal 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock Based Compensation". As permitted under the standard, the Company continued to account for employee stock options in accordance with APB Opinion No. 25 and made necessary pro forma disclosures mandated by SFAS No. 123. The adoption of this standard had no impact on the Company's results of operations.

    In fiscal 1998, the Company will be required to adopt SFAS No. 129, "Disclosure of Information about Capital Structure", which continues the existing requirements to disclose the pertinent rights and privileges of all securities other than ordinary common stock but expands the number of companies subject to portions of its requirements. The adoption of this standard will have no effect on the Company's results of operations.

    The Financial Accounting Standards Board (FASB) has issued SFAS No. 128, "Earnings per Share (EPS)". This standard is effective for both interim and annual reporting periods ending after December 15, 1997. SFAS No. 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding. Diluted EPS is computed in the same way as fully diluted EPS, except that the calculation now uses the average share price for the reporting period to compute dilution from options under the treasury stock method. Management believes that adoption of this standard will not have a significant impact on earnings per share.

    In June 1997, the FASB issued SFAS Nos. 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information." FASB Nos. 130 and 131 are effective for fiscal years beginning after December 15, 1997, with earlier adoption permitted. The Company believes that adoption of these standards will not have a material impact on the Company.

    l.   RECLASSIFICATIONS

    Reclassifications have been made to certain 1996, 1995 and 1994 amounts to conform to the 1997 presentation.

3.  PRIOR RESTRUCTURE OF MHC'S OPERATIONS AND FINANCIAL OBLIGATIONS

As of December 31, 1995, MHC did not have the resources to support its existing debt service and lease requirements and an obligation to settle pending securities litigation. The accompanying 1995 and 1994 financial statements were prepared on a going concern basis, and accordingly did not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities had MHC been unable to continue as a going concern. In June 1996, the financial accommodation transactions with GE were closed and the Merger was consummated (Note 1).

4.  ACQUISITIONS

In June 1996, InSight, MHC and IHC completed the Merger (Note 1). The Merger was accounted for under the purchase method with MHC being treated as the acquiror for accounting purposes.

In September 1996, InSight purchased certain assets of a Fixed Facility in California for approximately $2.8 million in cash.

In May 1997, InSight purchased certain assets, primarily Mobile Facilities in Maine and New Hampshire. InSight paid approximately $6.8 million in cash and assumed certain equipment related liabilities of approximately $1.9 million.

In June 1997, InSight purchased certain assets of a Center in Tennessee. InSight paid approximately $9.0 million in cash and assumed certain equipment related liabilities of approximately $1.9 million.

In May 1997, the Company entered into a definitive agreement to purchase certain assets of a Center in Ohio. As part of the definitive agreement, the Company deposited approximately $5.5 million into an escrow account. At June 30, 1997 this deposit is included in other assets.

These acquisitions were accounted for under the purchase method. Accordingly, the results of related operations have been included in the consolidated financial statements since the applicable acquisition dates. The pro forma effects of these acquisitions, as if they had occurred as of January 1, 1996, are summarized as follows (amounts in thousands):

                                                                   Six Months
                                                     Year Ended       Ended
                                                   June 30, 1997  June 30, 1996
                                                   -------------  -------------
                                                           (Unaudited)
Revenues                                              $104,370      $50,092
Expenses                                               102,285       54,286
                                                      --------      -------
Income (loss) before extraordinary item                  2,085       (4,194)
Extraordinary item                                           -        3,179
                                                      --------      -------
Net income (loss)                                     $  2,085      $(1,015)
                                                      --------      -------
                                                      --------      -------

Income (loss) per share before extraordinary item     $   0.38      $ (1.55)
                                                      --------      -------
                                                      --------      -------
Net income (loss) per share                           $   0.38      $ (0.37)
                                                      --------      -------
                                                      --------      -------

The pro forma results for 1997 and 1996 include $0.8 million and $0.7 million of amortization of intangibles, respectively, and $1.7 million and $0.8 million of interest expense, respectively, related to these acquisitions. The pro forma results in 1996 do not include the interest and lease savings resulting from the Merger.

5.  TRADE RECEIVABLES

Trade receivables are comprised of the following (amounts in thousands):

                                                               June 30,
                                                           ------------------
                                                             1997      1996
                                                           -------    -------
Trade receivables                                          $26,271    $23,004
Less:  Allowances for doubtful accounts and
         contractual adjustments                             7,491      7,808
       Allowances for professional fees                      3,135      2,280
                                                           -------    -------
    Net trade receivables                                  $15,645    $12,916
                                                           -------    -------
                                                           -------    -------
Net trade receivables arise from revenue generated by:
Patient services                                           $ 9,199    $ 7,362
Contract services                                            5,431      4,693
Other                                                        1,015        861
                                                           -------    -------
    Net trade receivables                                  $15,645    $12,916
                                                           -------    -------
                                                           -------    -------

Receivables related to patient services revenues are due primarily from managed care organizations, patients' private insurance companies and government payors. Receivables arising from contract service revenues are due primarily from hospitals.

The allowance for doubtful accounts and contractual adjustments include management's estimate of the amounts expected to be written off on specific accounts and for write offs on other as yet unidentified accounts included in accounts receivable. In estimating the write offs and adjustments on specific accounts, management relies on a combination of in-house analysis and a review of contractual payment rates from private health insurance programs or under the federal Medicare program. In estimating the allowance for unidentified write offs and adjustments, management relies on historical experience. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the allowance for doubtful accounts and contractual adjustments in the financial statements at June 30, 1997.

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

6.  INTANGIBLE ASSETS

Intangible assets consist of the following (amounts in thousands):

                                                      June 30,
                                                  ------------------
                                                   1997        1996
                                                  -------    -------
            Intangible assets                     $35,290    $17,861
            Less:  Accumulated amortization         2,018        896
                                                  -------    -------
                                                  $33,272    $16,965
                                                  -------    -------
                                                  -------    -------

            Goodwill                              $32,804    $16,382
            Non-compete agreements                    175        245
            Customer service contracts                  -        113
            Certificates of need                      125        158
            Other                                     168         67
                                                  -------    -------
                                                  $33,272    $16,965
                                                  -------    -------
                                                  -------    -------

In connection with the Company's acquisitions in 1997 and the Merger in 1996 (Note 1), the Company recorded $17.6 million and $13.6 million of intangible assets, respectively. Projected future cash flows for two of MHC's Centers at June 30, 1996 indicated that the unamortized goodwill of $1.4 million and the unamortized deferred organizational costs of $0.1 million related to these two Centers were not recoverable. Therefore, in accordance with the Company's policy, the intangible assets related to these Centers were written down during the six months ended June 30, 1996. Amortization of intangible assets was $1.4 million, $1.9 million (including the $1.5 million discussed above), $0.6 million and $0.2 million for the year ended June 30, 1997, for the six months ended June 30, 1996 and for the years ended December 31, 1995, and 1994, respectively.

7.  EQUIPMENT AND OTHER NOTES PAYABLE

Equipment and other notes payable consists of the following (amounts in thousands):

                                                                June 30,
                                                           ------------------
                                                            1997       1996
                                                           -------    -------
Notes payable to GE, bearing interest at rates
       which range from 9.16 percent to 12.5
       percent, maturing at various dates through
       August 2004. The notes are secured by
       substantially all of the Company's assets.           $62,329    $36,072

Notes payable to banks and third parties bearing
  interest rates which range from 8.13 percent to
  11 percent, maturing at various dates through
  September 2000.  The notes are primarily secured by
  certain buildings and diagnostic equipment.                3,993      2,166
                                                           -------    -------
Total equipment and other notes payable                     66,322     38,238
Less:  Current portion                                      11,901      6,585
                                                           -------    -------
Long-term equipment and other notes payable                $54,421    $31,653
                                                           -------    -------
                                                           -------    -------

Scheduled maturities of equipment and other notes payable at June 30, 1997, are as follows (amounts in thousands):

                                      1998             $11,901
                                      1999              13,574
                                      2000              12,472
                                      2001               8,095
                                      2002               6,840
                                      Thereafter        13,440
                                                       -------
                                                       $66,322
                                                       -------
                                                       -------

The terms of the notes payable to GE include certain restrictive covenants which, among others, limit capital expenditures and restrict payment of dividends. As of June 30, 1997, the Company was in compliance with these covenants.

Interest paid, including amounts deferred as part of the debt restructuring, on debt related to GE for the year ended June 30, 1997, for the six months ended June 30, 1996 and the years ended December 31, 1995 and 1994, was $4.0 million, $0.8 million, $1.0 million and $0.6 million, respectively.

8.  LEASE OBLIGATIONS AND COMMITMENTS

The Company is leasing diagnostic equipment, certain other equipment and its office facilities under various capital and operating leases. Future minimum scheduled rental payments required under these noncancelable leases at June 30, 1997, are as follows (amounts in thousands):

                                                  Capital   Operating
                                                  -------   ---------
               1998                               $4,107     $16,148
               1999                                2,258      11,282
               2000                                1,256       5,831
               2001                                   98       3,346
               2002                                    -       1,230
               Thereafter                              -       2,062
                                                  -------   ---------
Total minimum lease payments                       7,719     $39,899
                                                            ---------
                                                            ---------
Less:  Amounts representing interest                 846
                                                 -------
Present value of capital lease
obligations                                        6,873
Less:  Current portion                             3,561
                                                 -------
Long term capital lease obligations               $3,312
                                                 -------
                                                 -------

As of June 30, 1997, a substantial amount of equipment leased by the Company is subject to contingent rental adjustments dependent on certain operational factors through 1999. The Company's future operating and capital lease obligations to GE were approximately $24.8 million and $2.6 million, respectively.

Rental expense for diagnostic equipment and other equipment for the year ended June 30, 1997, for the six months ended June 30, 1996 and for the years ended December 31, 1995 and 1994, was $18.3 million, $7.0 million, $14.5 million and $14.6 million, respectively. These amounts include contingent rental expense of $0.3 million, $0.2 million, $0.5 million and $0.8 million for the year ended June 30, 1997, for the six months ended June 30, 1996 and for the years ended December 31, 1995 and 1994, respectively.

The Company occupies office facilities under lease agreements expiring through June 2007. Rental expense for these facilities for the year ended June 30, 1997, for the six months ended June 30, 1996 and for the years ended December 31, 1995 and 1994, was $1.9 million, $0.3 million, $0.6 million and $0.6 million, respectively.

Under the terms of the amended equipment service agreement with GE (Note 1), GE is entitled to receive a supplemental service fee equal to 14% of pretax income, subject to certain adjustments. During the year ended June 30, 1997 the Company recorded a provision of approximately $0.3 million in connection with this agreement.

InSight is engaged, from time to time, in the defense of lawsuits arising out of the ordinary course and conduct of its business and has insurance policies covering such potential insurable losses where such coverage is cost-effective. InSight believes that the outcome of any such lawsuits will not have a material adverse impact on InSight's business.

9.  CAPITAL STOCK

WARRANTS - During 1997, InSight issued warrants to purchase 50,000 shares of its common stock at an exercise price of $5.64 per share to the previous preferred stockholders of IHC. InSight also issued a warrant to purchase 35,000 shares of its common stock at an exercise price of $5.50 per share to an investment banking firm. InSight also issued a warrant to purchase 15,000 shares of its common stock at an exercise price of $5.50 per share to a consultant. In connection with the Merger, InSight assumed a warrant to purchase 20,000 shares of its common stock at an exercise price of $2.50 per share issued to the estate of Cal Kovens, a former director of IHC.

STOCK OPTIONS - The Company has two stock option plans which provide for the granting of incentive and nonstatutory stock options to key employees, independent contractors and non-employee directors. Incentive stock options must have an exercise price of at least the fair market value of its common stock on the grant date. Options become vested cumulatively over various periods up to four years from the grant date, are exercisable in whole or in installments, and expire five or ten years from the grant date. In addition, MHC has a stock option plan and IHC has two stock option plans which provided for the granting of incentive or nonstatutory stock options to key employees, non-employee directors and independent contractors. Pursuant to the Merger, the Company assumed all of MHC's and IHC's outstanding options at June 26, 1996. No shares are available for future grants under the MHC and IHC plans.

The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. SFAS No. 123 was issued in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. Adoption of SFAS No. 123 is optional, however pro forma disclosures as if the Company had adopted the cost recognition method are required. Had compensation cost for stock options awarded under this plan been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have reflected the following pro forma amounts:

                                                  June 30,
                                         -------------------------
                                            1997           1996
                                         ----------   ------------
     Net Income (Loss):   As Reported    $1,281,000   $  (979,000)
                          Pro Forma         966,000    (1,055,000)
     Primary EPS:         As Reported          0.24         (0.70)
                          Pro Forma            0.18         (0.76)

The Company may grant options for up to 446,433 shares under one plan and 158,000 shares under the second plan. A summary of the status of the Company's two stock option plans at June 30, 1997 and 1996 and changes during the periods then ended is presented below:

                                           Year Ended                 Six Months Ended
                                          June 30, 1997                 June 30, 1996
                                      -------------------------   --------------------------
                                               Weighted Average            Weighted Average
                                      Shares    Exercise Price    Shares    Exercise Price
                                      ------   ----------------   ------   -----------------
Outstanding at beginning of period    369,918      $ 2.37         204,068       $3.04
Granted                               233,000        6.19         195,850       S3.23
Exercised                               4,485        2.50          30,000        0.25
Forfeited                                   -           -               -           -
Expired                                25,000       13.85               -           -
                                      -------      ------         -------        -----
Outstanding at end of period          573,433      $ 3.98         369,918        $3.15
                                      -------      ------         -------        -----
                                      -------      ------         -------        -----
Exercisable at end of period          296,416      $ 2.12         263,378        $4.25
                                      -------      ------         -------        -----
                                      -------      ------         -------        -----
Weighted average fair value of
  options granted                                  $ 5.04                        $2.61


272,230 of the options outstanding at June 30, 1997 have exercise prices of $0.10 to $2.50, a weighted average exercise price of $0.86 and a weighted average remaining contractual life of 6.35 years. 255,430 of these options are exercisable. 58,000 of the options outstanding at June 30, 1997 have exercise prices of $3.75 to $5.50, a weighted average exercise price of $5.25 and a weighted average remaining contractual life of 8.98 years. 16,200 of these options are exercisable. 223,000 of the options outstanding at June 30, 1997 have exercise prices of $6.25 to $7.00, a weighted average exercise price of $6.30 and a weighted average remaining contractual life of 9.25 years. 4,583 of these options are exercisable. 20,203 of the options outstanding at June 30, 1997 have exercise prices of $15.64 to $16.20, a weighted average exercise price of $15.80 and a weighted average remaining contractual life of 4.19 years. 20,203 of these options are exercisable.

The fair value of each option grant is estimated on the date of grant using the Black Scholles pricing model with the following assumptions used for the grants in fiscal periods 1997 and 1996; weighted average risk-free interest rate of 7.02 percent and 6.75 percent; expected dividend yields of 0.00 percent; and a weighted average contractual life of 8.08 and 9.29 years, respectively.

10. INCOME TAXES

The provision for income taxes for the year ended June 30, 1997 was computed using effective tax rates calculated as follows:

     Federal statutory tax rate                                    34.0%
     State income taxes, net of federal benefit                     1.2
     Permanent items, including goodwill, non-deductible
       merger costs                                                41.8
     Utilization of deferred tax assets                           (52.0)
                                                                  -----
     Net effective tax rate                                        25.0%
                                                                  -----
                                                                  -----

The provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statements and tax bases of assets and liabilities. The provision for income taxes for the year ended June 30, 1997 consisted of the following (amounts in thousands):

    Current provision
         Federal                                             $  1,268
         State                                                     47
                                                             --------
                                                                1,315
                                                             --------
    Deferred taxes arising from temporary differences:
         State income taxes                                       (31)
         Accrued expenses                                        (629)
         Deferred gain on debt restructure                       (368)
         Reserves                                                  31
         Other                                                    109
                                                             --------
                                                                 (888)
                                                             --------
    Total provision                                          $    427
                                                             --------
                                                             --------


The components of the Company's deferred tax asset as of June 30, 1997 and 1996, respectively, which arise due to timing differences between financial and tax reporting and net operating loss (NOL) carryforwards are as follows:

                                                   June 30,
                                         -----------------------
                                             1997          1996
                                         ----------   ----------
    Reserves                             $  1,714     $    1,683
    Accrued expenses
     (not currently deductible)               604          1,233
    Deferred gain on debt restructure         519            887
    Depreciation and amortization            (139)            77
    Other                                     550            157
    NOL carryforwards                      15,748         15,601
    Valuation allowances                  (18,996)       (19,638)
                                         ---------    ----------
                                         $      -     $       -
                                         ---------    ----------
                                         ---------    ----------

As of June 30, 1997, the Company had NOL carryforwards of approximately $38.5 million, expiring in 2004 through 2010. As a result of the Merger, there will be a substantial limitation on the use of these NOL carryforwards.

A valuation allowance is provided against the deferred tax asset when it is more likely than not that the deferred tax asset will not be realized. The Company has established a valuation allowance for the deferred tax allowance for the deferred tax asset as, in management's best estimate, it is not likely to be realized in the near term.

11.  RETIREMENT SAVINGS PLANS

The Company has a 401(k) profit sharing plan (Company Plan), which is available to all eligible employees, pursuant to which the Company matches a percentage of employee contributions to the Company Plan. Company contributions of $335,000 were made for the year ended June 30, 1997.

The Company, through MHC, had a 401(k) profit sharing plan (MHC Plan) for all MHC employees, pursuant to which MHC matched a percentage of employee contributions to the Plan and made additional contributions on behalf of the employees at the discretion of its Board of Directors. Contributions of $50,000, $100,000 and $62,000 were made during the six months ended June 30, 1996 and the years ended December 31, 1995 and 1994, respectively. MHC contributions of $12,000 in 1994 were funded with forfeitures.

The Company, through IHC, had a 401(k) profit sharing plan (IHC Plan) for all IHC employees, pursuant to which IHC matched a percentage of employee
contributions to the IHC Plan.   In 1997, the Company combined the MHC Plan and
the IHC Plan into the Company Plan.

12.  INVESTMENTS IN AND TRANSACTIONS WITH PARTNERSHIPS

The Company, through MHC, has direct ownership in two Partnerships at June 30, 1997, both of which operate Centers. In June 1996, the MHC closed one of the Centers and is currently in the process of dissolving the Partnership. MHC owns 43.75% and 50% of these Partnerships, serves as the managing general partner and provides certain management services under agreements expiring in 2007. These Partnerships are accounted for under the equity method since the Company does not exercise significant control over the operations of these Partnerships or does not have primary responsibility for the Partnership's long-term debt. Set forth below is certain financial data of these Partnerships (amounts in thousands):


                                                      June 30,
                                          ----------------------------
                                             1997                1996
                                          ----------        ----------
Combined Financial Position:
Current assets:
    Cash                                  $      444        $      549
    Trade receivables, less allowances           729               721
    Other                                         21                31
Property and equipment, net                      143               442
                                          ----------        ----------
Total assets                                   1,337             1,743
Current liabilities                             (141)             (358)
Due to MHC                                       (49)             (269)
Long-term liabilities                            (40)             (226)
                                          ----------        ----------
Net assets                                $    1,107        $      890
                                          ----------        ----------
                                          ----------        ----------

Set forth below are the combined operating results of the Partnerships and the Company's equity in earnings of the Partnerships (amounts in thousands):


                                                           Six
                                         Year Ended    Months Ended          Years Ended
                                           June 30,      June 30,            December 31,
                                                                       ------------------------
                                            1997          1996            1995          1994
                                         ----------    ------------    ----------    ----------
Operating Results:
Net revenues                            $   4,353        $   2,346       $  4,455      $  13,456
Expenses                                    3,284            2,002          3,636          9,217
                                        ---------        ---------       --------      ---------
Net income                              $   1,069        $     344       $    819      $   4,239
                                        ---------        ---------       --------      ---------
                                        ---------        ---------       --------      ---------

Equity in Earnings:
Share of net income of
    Partnerships                        $     468        $     138       $    348      $     876
Minority interest                               -                -              -            (42)
                                        ---------        ---------       --------      ---------
Equity in earnings of Partnerships      $     468        $     138       $    348      $     834
                                        ---------        ---------       --------      ---------
                                        ---------        ---------       --------      ---------


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

LEASE COMMITMENTS OF THE PARTNERSHIPS exist under various operating leases for equipment and office space. Future minimum lease payments for the Partnerships' noncancelable leases as of June 30, 1997, are as follows (amounts in thousands):

                                  OPERATING
                                  ---------
                      1998         $  570
                      1999            142
                                   ------
                                   $  712
                                   ------
                                   ------

The Company, through IHC, has direct ownership in two Partnerships and one limited liability company, all of which operate Centers. IHC owns 50% of each of the Partnerships and 35% of the limited liability company. Since the Company controls the operations and is primarily responsible for the associated long-term debt, the Centers have been included in the Company's consolidated balance sheet at June 30, 1997 and 1996. Set forth below is the summarized combined financial data of the Company's 50% or less owned and controlled entities which are consolidated (amounts in thousands):

                                                    Year Ended
                                                     June 30,
                                                       1997
                                                    ----------
Condensed Combined Statement
    of Operations Data:
    Net revenues                                   $  7,106
    Expenses                                          5,151
    Provision for center profit distribution          1,019
                                                   --------
    Net income                                     $    936
                                                   --------
                                                   --------

                                                       June 30,
                                               -----------------------
                                                  1997          1996
                                               -----------  ----------
Condensed Combined Balance Sheet Data:
    Current assets                             $  2,596     $   2,327
    Total assets                                  4,288         3,955
    Current liabilities                             727         1,019
    Long-term debt                                  424           416
    Minority interest equity                      1,702         1,391


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

MHC leased equipment to certain Partnerships under direct financing leases and operating leases, and arranged for equipment maintenance services. In connection with providing these and other services, MHC received management fees related to certain Partnerships. Revenues related to these Partnership activities included in MHC's financial statements for the year ended December 31, 1994 were $1.3 million. Substantially all of these revenues relate to Partnerships that were sold or terminated in 1994.

At June 30, 1996, the Company had a receivable of $0.3 million related to certain lease and operating expenses of the two existing Partnerships that are accounted for under the equity method of accounting.

13.  SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (amounts in thousands):



                                                                               Six                   Years Ended
                                                             Year Ended     Months Ended             December 31,
                                                               June 30,       June 30,        ------------------------
                                                                1997           1996              1995          1994
                                                             ----------    --------------     ----------    ----------
Interest paid                                                $    5,114    $        1,011     $    1,411    $      879
Equipment additions under capital leases                          1,779               238          8,117         2,779
Prepaid insurance premiums financed                                   -               208            555           430
Debt and accrued interest extinguished with issuance of
    preferred stock                                                   -            (9,066)             -             -
Deferred and accrued interest gain on debt restructure                -             2,519              -             -
Preferred stock issued                                                -             3,375              -             -
Cancellation of common stock warrant                                  -                (7)             -             -


14.  SUBSEQUENT EVENT

On October 14, 1997, InSight consummated a recapitalization (Recapitalization) pursuant to which (a) certain investors affiliated with TC Group, LLC and its affiliates (collectively, Carlyle), a private merchant bank headquartered in Washington, D.C., made a cash investment of $25 million in the Company and received therefor (i) 25,000 shares of newly issued Convertible Preferred Stock, Series B, par value $0.001 per share (Series B Preferred Stock), initially convertible, at the option of the holders thereof, in the aggregate into 2,985,075 shares of common stock, and (ii) warrants (Carlyle Warrants) to purchase up to 250,000 shares of common stock at the current exercise price of $10.00 per share; (b) General Electric Company (GE) (i) surrendered its rights under the amended equipment service agreement to receive supplemental service fee payments equal to 14% of pretax income (see Note 8, above) in exchange for (i) the issuance of 7,000 shares of newly issued Convertible Preferred Stock, Series C, par value $0.001 per share (Series C Preferred Stock) initially convertible, at the option of the holders thereof, in the aggregate into 835,821 shares of common stock, and
(ii) warrants (the GE Warrants) to purchase up to 250,000 shares of common stock at the current exercise price of $10.00 per share, (for which the Company will record a non-recurring expense of approximately $6.7 million in the second quarter of fiscal 1998), and (ii) agreed to exchange all of its InSight Series A Preferred Stock, on the business day (Second Closing) after all waiting periods with respect to GE's filing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, have expired or been terminated, for an additional 20,953 shares of Series C Preferred Stock, initially convertible, at the option of the holders thereof, in the aggregate into 2,501,760 shares of common stock; and (c) the Company executed a Credit Agreement with NationsBank, N.A. pursuant to which NationsBank, as agent, committed to provide, subject to the satisfaction of customary conditions, a total of $125 million in senior secured credit, including (i) a $50 million term loan facility consisting of a $20 million tranche with increasing amortization over a five year period and a $30 million tranche principally repayable in years 6 and 7, (ii) a $25 million revolving working capital facility with a five-year maturity, and (iii) a $50 million acquisition facility, which may be increased by up to an additional $25 million upon the satisfaction of certain conditions, including commitments from participating lenders (Bank Financing).

The terms of the Series B Preferred Stock and the Series C Preferred Stock (collectively, Preferred Stock) are substantially the same. The Preferred Stock has a liquidation preference of $1,000 per share. It will participate in any dividends paid with respect to the common stock. There is no mandatory or optional redemption provision for the Preferred Stock. The Series B Preferred Stock is initially convertible, at the option of the holders thereof, into 2,985,075 shares of common stock, and the Series C Preferred Stock will, as of the Second Closing, be initially convertible, at the option of the holders thereof, into 3,337,581 shares of common stock, in each case at an initial conversion price of $8.375 per share.

For so long as Carlyle and its affiliates own at least 33% of the Series B Preferred Stock or GE and its affiliates own at least 33% of the Series C Preferred Stock, respectively, the approval of at least 67% of the holders of such series of Preferred Stock is required before the Company may take certain actions including, but not limited to, amending its certificate of incorporation or bylaws, changing the number of directors or the manner in which directors are selected, incurring indebtedness in excess of $15 million in any fiscal year, issuing certain equity securities below the then current market price or the then applicable conversion price, acquiring equity interests or assets of entities for consideration equal to or greater than $15 million, and engaging in mergers for consideration equal to or greater than $15 million. The Preferred Stock will vote with the common stock on an as-if-converted basis on all matters except the election of directors, subject to an aggregate maximum Preferred Stock percentage of 37% of all votes entitled to be cast on such matters. Assuming the conversion of all of the Series B Preferred Stock into common stock and the exercise of all of the Carlyle Warrants, Carlyle would own approximately 31% of the common stock of the Company, on a fully diluted basis. Assuming the conversion of all of the Series C Preferred Stock after the Second Closing and the exercise of the GE Warrants, GE would own approximately 34% of the common stock of the Company, on a fully diluted basis.

Pursuant to the terms of the Recapitalization, the number of directors comprising the Company's Board of Directors (the Board) is currently fixed at nine. Six directors (Common Stock Directors) are to be elected by the common stockholders, one of whom (Joint Director) is to be proposed by Carlyle and GE and approved by a majority of the Board in its sole discretion. Of the three remaining directors (Preferred Stock Directors), two are to be elected by the holders of the Series B Preferred Stock and one is to be elected by the holders of the Series C Preferred Stock, in each case acting by written consent and without a meeting of the common stockholders. As long as Carlyle and certain affiliates thereof own an aggregate of at least 50% of the Series B Preferred Stock, the holders of the Series B Preferred Stock will have the right to elect two Preferred Stock Directors and as long as Carlyle and certain affiliates thereof own an aggregate of at least 25% of such stock, such holders will have the right to elect one Preferred Stock Director. As long as GE and its affiliates own an aggregate of at least 25% of the Series C Preferred Stock it will have the right to elect one Preferred Stock Director. If any such ownership percentage falls below the applicable threshold, the Preferred Stock Director(s) formerly entitled to be elected by Carlyle or GE, as the case may be, will thereafter be elected by the common stockholders.

At any time after the first anniversary of the initial funding of the Bank Financing, all of the Series B Preferred Stock and the Series C Preferred Stock may be converted into a newly created Convertible Preferred Stock, Series D, par value $0.001 per share (Series D Preferred Stock). The Series D Preferred Stock allows the number of directors to be automatically increased to a number which would permit each of Carlyle and GE, by filling the newly created vacancies, to achieve representation on the Board proportionate to their respective common stock ownership percentages on an as-if-converted basis but would limit such representation to less than two thirds of the Board of Directors for a certain period of time. The Series D Preferred Stock has a liquidation preference of $0.001 per share but no mandatory or optional redemption provision. It will participate in any dividends paid with respect to the common stock and will be convertible into 6,322,660 shares of common stock. Presently, the Board consists of seven directors, five of whom are Common Stock Directors and two of whom are Preferred Stock Directors. GE intends to wait until the Second Closing to elect its Preferred Stock Director. The vacancy created for the Joint Director has not yet been filled.

Holders of the Preferred Stock also have a right of first offer with respect to future sales in certain transactions or proposed transactions not involving a public offering by the Company of its common stock or securities convertible into common stock. Holders of the Preferred Stock are also entitled to certain demand and "piggyback" registration rights.

Set forth below is an unaudited pro forma condensed consolidated balance sheet as of June 30, 1997, as if the transaction described above had occurred on June 30, 1997 (amounts in thousands):

                                                           Pro Forma
                                                 -----------------------------
                                   As Reported    Adjustments        Total
                                  ------------   -------------   -------------
                                                           (unaudited)
Current assets                      $  24,692     $     1,477      $   26,169
Property and equipment, net            34,488               -          34,488
Investment in partnerships                402               -             402
Other assets                            5,468           3,100           8,568
Intangible assets                      33,272               -          33,272
                                    ---------     -----------      ----------
                                    $  98,322     $     4,577      $  102,899
                                    ---------     -----------      ----------
                                    ---------     -----------      ----------


Current liabilities                 $  30,432     $   (10,054)     $   20,378
Long-term liabilities                  59,205          (9,276)         49,929
Minority interest                       2,000               -           2,000
Stockholders' equity                    6,685          23,907          30,592
                                    ---------     -----------      ----------
                                    $  98,322     $     4,577      $  102,899
                                    ---------     -----------      ----------
                                    ---------     -----------      ----------


The unaudited pro forma condensed consolidated balance sheet as of June 30, 1997 gives effect to the issuance of $25 million of Series B Preferred Stock and the draw down of the $50 million term loan Bank Financing, which was used to repay approximately $70 million in outstanding notes payable and to pay approximately $5 million in transaction costs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                       PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item will be included in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission in connection with the Company's next Annual Meeting of Stockholders, and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission in connection with the Company's next Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item will be included in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission in connection with the Company's next Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be included in the Company's definitive proxy statement, which will be filed with the Securities and Exchange Commission in connection with the Company's next Annual Meeting of Stockholders, and is incorporated herein by reference.

                                       PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14 (a) (1).  FINANCIAL STATEMENTS

Included in Part II of this report:

         Report of Independent Public Accountants
         Report of Independent  Public Accountants
         Consolidated Balance Sheets
         Consolidated Statements of  Operations
         Consolidated Statements of Stockholders' Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

ITEM 14 (a) (2).  FINANCIAL STATEMENT SCHEDULES

         Report of Independent Public Accountants
         Schedule IX - Valuation and Qualifying Accounts

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

*2.2 Asset Purchase and Liabilities Assumption Agreement dated as of January 3, 1997, by and among InSight Health Corp., Mobile Imaging Consortium, Limited Partnership and Mobile Imaging Consortium-New Hampshire, previously filed and incorporated herein by reference from the Company's Current Report on Form 8-K, filed June 16, 1997.

*2.3 Amendment No. 1 to Asset Purchase and Liabilities Assumption Agreement dated as of May 30, 1997, by and among InSight Health Corp., Mobile Imaging Consortium, Limited Partnership and Mobile Imaging Consortium-New Hampshire, previously filed and incorporated herein by reference from the Company's
              Current Report on Form 8-K, filed June 16, 1997.

*2.4 Asset Purchase and Liabilities Assumption Agreement dated as of June 20, 1997, by and between InSight Health Corp. and Desmond
              L. Fischer, M.D. (d/b/a Chattanooga Outpatient Center), previously filed and incorporated herein by reference from the Company's Current Report on Form 8-K, filed July 14, 1997.

*3.1 Certificate of Incorporation of InSight, previously filed and incorporated herein by reference from the Company's
              Registration Statement on Form S-4 (Registration No. 333-02935), filed April 29, 1996.

  3.2 Certificate of Designation, Preferences and Rights of Convertible Preferred Stock, Series B, of InSight, filed herewith.

  3.3 Certificate of Designation, Preferences and Rights of Convertible Preferred Stock, Series C, of InSight, filed herewith.

  3.4 Certificate of Designation, Preferences and Rights of Convertible Preferred Stock, Series D, of InSight, filed herewith.

  3.5         Amended and Restated Bylaws of InSight, filed herewith.

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

*10.16 Form of Executive Employment Agreement between InSight and various officers of InSight, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-02935), filed April 29, 1996.

*10.17 Nonqualified Stock Option Agreement, dated August 17, 1994, between MHC and Leonard H. Habas, previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K for the six months ended June 30, 1996.

*10.18 Nonqualified Stock Option Agreement, dated August 17, 1994, between MHC and Ronald G. Pantello, previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K for the six months ended June 30, 1996.

  10.19 Warrant Certificate No. S-1 dated August 14, 1996 in the name of Shattuck Hammond Partners, Inc., filed herewith.

  10.20 Warrant Certificate No. L-1 dated March 11, 1997 in the name of Anthony J. LeVecchio, filed herewith.

  10.21 Form of Stock Option Agreement between InSight and non-employee directors of InSight relating to InSight's 1996 Directors' Stock Option Plan, filed herewith.

  10.22 Form of Stock Option Agreement between InSight and employees of InSight relating to InSight's 1996 Employee Stock Option Plan, filed herewith.

  21          Subsidiaries of InSight, filed herewith.


*  Previously filed.

ITEM 14(b).      REPORTS ON FORM 8-K.  The Company filed a Current Report on
              Form 8-K with the Securities and Exchange Commission on June 19, 1997, under Item 2 thereof, reporting the acquisition of Maine Imaging Consortium.

ITEM 14(c).      The Exhibits described above in Item 14(a)(3) are attached hereto or incorporated by reference herein, as noted.

ITEM 14(d).      Not applicable.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             INSIGHT HEALTH SERVICES CORP.

                             By   /S/ E. LARRY ATKINS
                                  ------------------------------
                                  E. Larry Atkins, President and
                                     Chief Executive Officer

                             Date:     October 14, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



SIGNATURE                             TITLE                                  DATE
----------                           -------                                ------
/s/ E. LARRY ATKINS          Director, President and                 October 14, 1997
--------------------------     Chief Executive Officer
E. Larry Atkins              (Principal Executive Officer)

/s/ THOMAS V. CROAL          Executive Vice President and            October 14, 1997
--------------------------     Chief Financial Officer
Thomas V. Croal              (Principal Accounting Officer)

/s/ GRANT R. CHAMBERLAIN     Director                                October 14, 1997
--------------------------
Grant R. Chamberlain

/s/ DAVID W. DUPREE          Director                                October 14, 1997
--------------------------
David W. Dupree

/s/ FRANK E. EGGER           Director                                October 14, 1997
--------------------------
Frank E. Egger

/s/ LEONARD H. HABAS         Director                                October 14, 1997
--------------------------
Leonard H. Habas

/s/ RONALD G. PANTELLO       Director                                October 14, 1997
--------------------------
Ronald G. Pantello

/s/ GLENN A. YOUNGKIN        Director                                October 14, 1997
--------------------------
Glenn A. Youngkin



                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To InSight Health Services Corp.:

We have audited, in accordance with generally accepted auditing standards, the financial statements for INSIGHT HEALTH SERVICES CORP. included in this Form 10-K and have issued our report thereon dated October 14, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                 ARTHUR ANDERSEN LLP

Orange County, California
October 14, 1997

                                     SCHEDULE IX

                          VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEAR ENDED JUNE 30, 1997 AND FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND
                    FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
                                (amounts in thousands)



                                        Balance at     Charges to                        Balance at
                                       Beginning of     Cost and                           End of
                                         Period         Expenses        Other              Period
                                       ------------    -----------  ---------------    -------------
December 31, 1994:
  Allowance for doubtful accounts        $  1,664       $  1,124  $  (1,233)(A)           $  1,555
  Allowance for contractual adjustments     1,030          2,692     (2,384)(A)              1,338
  Inventory reserve                           830              -       (830)(B)                  -
                                       ----------      ---------  ----------            -----------
  Total                                  $  3,524       $  3,816  $  (4,447)              $  2,893
                                       ----------      ---------  ----------            -----------
                                       ----------      ---------  ----------            -----------
December 31, 1995:
  Allowance for doubtful accounts        $  1,555       $  1,669  $  (1,489)(A)           $  1,735
  Allowance for contractual adjustments     1,338          4,512     (4,302)(A)              1,548
                                       ----------      ---------  ----------            -----------
  Total                                  $  2,893       $  6,181  $  (5,791)              $  3,283
                                       ----------      ---------  ----------            -----------
                                       ----------      ---------  ----------            -----------
June 30, 1996:
  Allowance for doubtful accounts        $  1,735         $  617  $     (63)(A)(C)        $  2,289
  Allowance for contractual adjustments     1,548          3,440        531 (A)(C)           5,519
                                       ----------      ---------  ----------            -----------
  Total                                  $  3,283       $  4,057     $  468               $  7,808
                                       ----------      ---------  ----------            -----------
                                       ----------      ---------  ----------            -----------
June 30, 1997:
  Allowance for doubtful accounts        $  2,289       $  1,506  $  (1,453)(A)           $  2,342
  Allowance for contractual adjustments     5,519         17,483    (17,853)(A)              5,149
                                       ----------      ---------  ----------            -----------
  Total                                  $  7,808        $18,989   $(19,306)              $  7,491
                                       ----------      ---------  ----------            -----------
                                       ----------      ---------  ----------            -----------



     (A) Write offs of uncollectable accounts.
     (B) MHC sold all inventory on hand in 1994.
     (C) In connection with the Merger, MHC acquired the valuation and qualifying accounts related to IHC.