Form 10-K/A
period 1997-06-30
INSIGHT HEALTH SERVICES CORP
filed 1997-10-28
CIK 1012697

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-K/A
                                   AMENDMENT NO. 1
(Mark One)

[ X ]  AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

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


The undersigned Registrant hereby amends Part III, Items 10 through 13 of its Annual Report on Form 10-K for the fiscal year ended June 30, 1997 ("Form 10-K") as set forth in the pages attached hereto. Capitalized terms used but not defined herein have the meanings ascribed to them in the Form 10-K.

                                       PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

THE BOARD OF DIRECTORS FOLLOWING THE RECAPITALIZATION

Pursuant to the terms of the Recapitalization (see "Item 1, Business --Recapitalization" in the Form 10-K), the number of directors comprising the Company's Board of Directors ("Board") is fixed at nine. Six directors ("Common Stock Directors") are to be elected by the Common Stock holders, one of whom ("Joint Director") is to be proposed by the holders of a majority of each of the Series B Preferred Stock and the Series C Preferred Stock and approved by a majority of the Board in its sole discretion. Of the three remaining directors ("Preferred Stock Directors"), two are to be elected by the holders of the Series B Preferred Stock ("Series B Directors") and one is to be elected by the holders of the Series C Preferred Stock ("Series C Director"), in each case acting by written consent and without a meeting of the Common Stock holders. As long as the initial purchasers of the Series B Preferred Stock and their affiliates ("Carlyle Stockholders") own at least 50% of the Series B Preferred Stock, the holders of the Series B Preferred Stock will have the right to elect two Preferred Stock Directors and as long as the Carlyle Stockholders own at least 25% but less than 50% of such stock, such holders will have the right to elect one Preferred Stock Director. As long as GE owns at least 25% of the Series C Preferred Stock, the holders of the Series C Preferred Stock will have the right to elect one Preferred Stock
Director.   Except in the event of a conversion of all of the Series B
Preferred Stock and Series C Preferred Stock into Series D Preferred Stock (see "Possible Future Board Changes" below), if the ownership percentage of the Carlyle Stockholders or GE falls below the applicable threshold, the Preferred Stock Director(s) formerly entitled to be elected by the Series B Preferred Stock holders or the Series C Preferred Stock holders, as applicable, will automatically be removed and the Board will be able to fill the resulting vacancies for the balance of the terms of such directors. Thereafter, such directors will be elected by the Common Stock holders. Holders of the Series B Preferred Stock and Series C Preferred Stock are not entitled to participate in the election of the Common Stock Directors. Such holders are otherwise entitled to vote as a single class with the Common Stock on an as-if-converted basis, provided that the maximum aggregate voting percentage in such event may not exceed 37% of the shares eligible to vote. Carlyle owns approximately 33% of the voting power of the Common Stock assuming the conversion of the Series B Preferred Stock and the Series C Preferred Stock (approximately 35% assuming exercise of the Carlyle Warrants). GE will own approximately 37% of the voting power of the Common Stock assuming the conversion of the Series B Preferred Stock and the Series C Preferred Stock and assuming the Second Closing occurs (approximately 39% assuming exercise of the GE Warrants). Presently, the Board consists of seven directors, five of whom are Common Stock Directors and two of whom are
Series B Directors.   GE intends to elect its Preferred Stock Director as of
the Second Closing. The vacancy created for the Joint Director has not yet been filled.

The Company's Certificate of Incorporation provides that the Common Stock Directors serve for three-year terms which are staggered to provide for the election of approximately one-third of the Board members each year. The term of the Class I directors (which will include the Joint Director) expires at the next annual stockholders' meeting, the term of the Class II directors expires at the 1998 annual meeting and the term of the Class III directors expires at the 1999 annual meeting. The terms of the two Series B Directors will coincide with the terms of the Class I and Class III directors, respectively, and the term of the Series C Director will coincide with the term of the Class II directors.

Certain information about the Company' s directors is set forth in the following table:



NAME                   AGE        CURRENT POSITION                   TERM TO EXPIRE        YEAR FIRST
-----                  ----       ----------------                   ---------------       ELECTED TO
                                                                                           SERVE
COMMON STOCK DIRECTORS:                                                                    ---------

E. Larry Atkins         50        President and Chief Executive
                                  Officer and Director, Class I           1997                1996

Grant R. Chamberlain    32        Director, Class II                      1998                1996

Frank E. Egger          53        Chairman of the Board and Director,
                                  Class III                               1999                1996

Leonard H. Habas        54        Director, Class III                     1999                1996

Ronald G. Pantello      53        Director, Class II                      1998                1996

PREFERRED STOCK DIRECTORS:

David W. Dupree         44        Series B Director                       2000                1997

Glenn A. Youngkin       30        Series B Director                       1998                1997




E. Larry Atkins has been a director and president and chief executive officer of the Company since February 23, 1996. Mr. Atkins joined AHS in 1986 and has served as AHS's president and chief executive officer since August 1990 and chairman of the board from December 1990 to June 1992. Mr. Atkins served as executive vice president and chief operating officer of AHS from 1986 to August 1990. Mr. Atkins became a director of AHS in 1988. From 1979 to 1986, Mr. Atkins served as president and chief executive officer of AMI Diagnostic Services, a wholly owned subsidiary of American Medical International, Inc.

Grant R. Chamberlain has been a director of the Company since July 19, 1996. Since April 1995, Mr. Chamberlain has been a vice president of Shattuck Hammond Partners, Inc., an investment banking firm based in New York City. From April 1991 to April 1995, he served as manager of strategic investments and restructurings for GE.

Frank E. Egger has been chairman of the board and a director of the Company since February 23, 1996. Mr. Egger was a director of AHS from August 1991 until June 26, 1996. He was appointed chairman of the board of AHS in May 1995, and served as such until June 26, 1996. From 1995 through December 1996, Mr.
Egger served as vice president of Kovens & Associates, Inc. ("Kovens & Associates"), a successor entity to Kovens Enterprises, where Mr. Egger served as chief financial officer from 1980 to 1995. Kovens & Associates was a group of real estate development and investment companies based in Miami, Florida. Since December 1996, Mr. Egger has been a consultant.

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

David W. Dupree is a Managing Director of The Carlyle Group, a Washington, D.C. based merchant banking firm, where he has been employed since 1992. From 1990 to 1992, Mr. Dupree was a principal in Corporate Finance, Private Placements, with Montgomery Securities. From 1988 to 1990, he was Vice President-Corporate Finance and Co-Head of Equity Private Placements at Alex.
Brown & Sons, Incorporated.   Mr. Dupree managed the Corporate Finance
Department and served on the Management Advisory Committee at Johnston Lemon & Co., Incorporated, a regional investment banking firm based in Washington, D.C. from 1983 to 1988. Mr. Dupree is also a director of Care Systems Corporation, Pharmaceutical Research Associates, Inc., and Whole Foods Market, Inc.

Glenn A. Youngkin is a Vice President at The Carlyle Group, where he has been employed since 1995. Mr. Youngkin was a consultant with McKinsey & Company, a global management consulting firm from 1994 to 1995. From 1990 to 1992, Mr. Youngkin worked in the Natural Resource Group of CS First Boston where he structured and executed merger and acquisition transactions and capital market financings.

In fiscal 1997, the Board of Directors held four meetings at which all the directors were present. In addition, the Board of Directors took action by unanimous written consent eight times.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. During fiscal 1997, the Company's Compensation Committee consisted of two non-employee directors, Messrs. Habas (co-chairman) and Pantello (co-chairman). The Compensation Committee is responsible for determining the specific forms and levels of compensation of the Company's executive officers, and administering the Company's 1996 Employee Stock Option Plan and 1996 Directors' Stock Option Plan, AHS's 1987 Stock Option Plan, AHS's 1992 Option and Incentive Plan, and MHC's 1989 Stock Option Plan.

COMPENSATION OF DIRECTORS. The members of the Board who are not employees of the Company receive an annual director fee of $15,000 and options to purchase InSight Common Stock for their services as directors, as provided in the Company's 1996 Directors' Stock Option Plan ("Directors' Plan"). On March 28, 1996, the Company entered into a consulting agreement with Mr. Egger pursuant to which Mr. Egger receives $100,000 per year for services rendered to the Company in connection with its acquisition and financing activities. See "Item 11 - Employment Agreements and Severance Agreements" and "Item 13 -Certain Relationships and Related Transactions."

The Directors' Plan provided for the automatic grant at the effective time of the Merger to each non-employee director then serving on the Board of an option to purchase 15,000 shares of InSight Common Stock at an exercise price equal to the fair market value of such stock on the date of the grant. In addition, each new director of the Company who commences service after the effective time of the Merger will be granted an option to purchase 15,000 shares of InSight Common Stock. The initial grants vest monthly on a pro rata basis over a three-year period, so long as the individual remains a director of the Company or is an employee or independent contractor of the Company or any of its subsidiaries. At the end of such three-year period and annually thereafter during the term of the Directors' Plan, so long as the individual remains a director, he or she will be granted an option to purchase 5,000 shares of InSight Common Stock. These additional grants vest monthly over one year on the same terms as the initial grants. These options expire ten years from the date of grant. In accordance with this formula, on June 26, 1996, each of Messrs. Egger, Habas and Pantello were granted options to purchase 15,000 shares of InSight Common Stock at an exercise price of $5.37 per share. In addition, on July 19, 1996, Mr. Chamberlain was granted an option to purchase 15,000 shares of InSight Common Stock at an exercise price of $7.00 per share.

On July 17, 1997, the Company issued to each of Messrs. Chamberlain, Egger, Habas and Pantello a warrant to purchase 15,000 shares of InSight Common Stock at an exercise price of $4.56 per share. The warrants vest cumulatively at the rate of 416.66 shares per month and are exercisable at any time up to July 17, 2000.

EXECUTIVE OFFICERS

For fiscal 1997, the executive officers of the Company, together with the year in which they were appointed to their current positions, are set forth below:


EXECUTIVE OFFICER     AGE         POSITION                               YEAR
-----------------    -----        ---------                              -----
E. Larry Atkins       50          President, Chief Executive Officer      1996
                                     and Director
Glenn P. Cato         44          Senior Executive Vice President and     1996
                                     Chief Operating Officer
Thomas V. Croal       38          Executive Vice President, Chief
                                     Financial Officer and Secretary      1996
Michael A. Boylan     41          Senior Vice President-Operations        1996
Michael D. Cragin     50          Senior Vice President-Operations        1996

Brian G. Drazba       36          Senior Vice President-Finance and       1996
                                     Corporate Controller
Robert N. LaDouceur   53          Senior Vice President-Operations        1996
Deborah M. MacFarlane 42          Senior Vice President-Marketing         1996
Robert J. Armstrong   60          Vice President-Design and Construction  1996
T. Michael Henderson  53          Vice President-Business Development     1997

Information concerning Mr. Atkins is set forth above under "The Board of Directors Following The Recapitalization."

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

Michael A. Boylan has been senior vice president-operations of the Company since February 23, 1996. Mr. Boylan has served as executive vice president of MHC since March 1994. From 1992 to 1994, he served as a regional vice president of MHC's principal operating subsidiary, Maxum Health Services Corp. ("MHSC"). From 1991 to 1992, he served as an executive director of certain of MHC's operations. From 1986 to 1991, Mr. Boylan served in various capacities as an officer or employee, including president and chief operating officer, with American Medical Imaging Corporation.

Michael D. Cragin has been senior vice president-operations of the Company since February 23, 1996. Mr. Cragin has served as regional vice president, western operations of AHS since he joined AHS in May 1994. From 1989 to 1994, he was Director of Professional Business Affairs at Saint John's Hospital, Santa Monica, California.

Brian G. Drazba was elected senior vice president-finance of the Company on July 18, 1997. From March 28, 1996 he served as vice president-finance of the Company. Since June 1995, he has served as vice president, finance of AHS. Mr. Drazba served as corporate controller for AHS from 1992 to 1995. From 1985 to 1992, Mr. Drazba was employed by Arthur Andersen & Co.

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

Deborah M. MacFarlane has been senior vice president-marketing of the Company since March 28, 1996. Since July 1991, she has served as vice president, marketing of AHS. From 1987 until June 1991, Ms. MacFarlane served as director of marketing for the Center Operating Group of Medical Imaging Centers of America, Inc.

Robert J. Armstrong has been vice president-design and construction of the Company since March 28, 1996. Since 1985, Mr. Armstrong has been vice president, design and construction of AHS. Mr. Armstrong served as director of design and construction of AHS from 1983 to 1985.

T. Michael Henderson has been vice president-business development of the Company since February 10, 1997. From 1996 to February 1997, Mr. Henderson was director of strategic accounts for Toshiba America Medical Systems, Inc. From 1992 to 1996, Mr. Henderson was president of International Medical Resources, Inc., an international marketer of medical equipment.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act") requires the Company's directors and officers and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the National

Association of Securities Dealers, Inc. Directors and officers and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of the reports they file. Based solely on the review of the copies of such reports and written representations from certain persons that certain reports were not required to be filed by such persons, the Company believes that all its directors, officers and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to transactions for the period July 1, 1996 through June 30, 1997, except that Mr. Henderson failed to timely file an Initial Statement of Beneficial Ownership of Securities on Form 3, and Mr. Egger failed to file timely a Statement of Changes in Beneficial Ownership on Form 4 reporting the grant of a warrant; when it was brought to their attention, Mr. Henderson promptly filed a Form 3 and Mr. Egger promptly filed a Form 4, disclosing these inadvertent omissions.

ITEM 11.       EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Because (i) the Company was not a reporting company pursuant to Section 13(a) or 15(d) of the Exchange Act until June 26, 1996, (ii) its fiscal year ended shortly thereafter on June 30, 1996 and (iii) each of its predecessors, MHC and AHS, were reporting companies and have reported executive compensation information through the year ended December 31, 1995, the following table sets forth information concerning the annual, long-term and all other compensation for services rendered in all capacities to the Company, its subsidiaries and predecessors for the years ended December 31, 1995 and 1994, the six months ended June 30, 1996 and the year ended June 30, 1997 of (i) the Company's Chief Executive Officer and (ii) the four most highly compensated executive officers (other than the chief executive officer) of the Company (the "Other Executive Officers") whose aggregate cash compensation exceeded $100,000 for the year ended June 30, 1997



                                                         Summary Compensation Table
                                                                                                 Long-Term     All Other
                                                        Annual Compensation                     Compensation     Comp(3)
                                -----------------------------------------------------------       Awards
Name and Principal                                                                             Stock Options
Position                                Period        Salary(1)     Bonus(2)       Other(3)       (Shares)
---------                             ---------      -----------   ---------     -----------    -----------    ---------
E. Larry Atkins                   Year ended 1997     $246,400     $86,000         $2,160        100,000        $11,040
President and Chief              Six months ended
Executive Officer                  June 30, 1996       123,200          --          5,250             --          4,691
                                  Year ended 1995      246,400      61,600          4,680        175,000          7,882
                                  Year ended 1994      220,000      54,000          3,789             --          9,327

Glenn P. Cato                     Year ended 1997      180,000      54,000          9,000         25,000         13,296
Senior Executive Vice            Six months ended
President and Chief                June 30, 1996        97,500      10,000          3,000             --             --
Operating Officer                 Year ended 1995      172,500      20,000          6,000         30,000          3,158
                                  Year ended 1994      143,750      71,875          4,500         57,500          1,751

Thomas V. Croal                   Year ended 1997      175,230      53,000          2,340         25,000          9,804
Executive Vice                   Six months ended
President, Chief                   June 30, 1996        87,615          --          4,500             --          2,669
Financial Officer and             Year ended 1995      175,230      43,808          4,742        125,000          5,252
Corporate Secretary               Year ended 1994      148,500      38,000          4,836             --          3,519


Robert N. LaDouceur               Year ended 1997      165,000      36,000          7,800         10,000          8,169
Senior Vice                      Six months ended
President-Operations               June 30, 1996        82,500      10,000          3,900             --             --
                                  Year ended 1995      165,000      20,000          6,400         30,000          3,072
                                  Year ended 1994      165,000      82,500          5,400         35,000          1,751


Michael A. Boylan                 Year ended 1997      165,000      36,000          7,800         10,000          5,509
Senior Vice                      Six months ended
President-Operations               June 30, 1996        81,865      25,000          3,900             --             --
                                  Year ended 1995      165,000      20,000          6,400         30,000             --
                                  Year ended 1994      165,000      82,500          5,400         35,000             --
                                  ---------------     --------     -------         -------      ----------       ---------



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

    (3) Amounts of Other Annual Compensation include perquisites (auto allowances and commissions for contract awards and renewals) and amounts of All Other Compensation include (i) amounts contributed to the Company's, MHC's or AHS's 401(k) profit sharing plans, as the case may be, (ii) specified premiums on executive split-dollar insurance arrangements, and (iii) specified premiums on executive health insurance arrangements, for the chief executive officer and the Other Executive Officers of the Company.

OPTION GRANTS

The following table sets forth information concerning options granted to each of the chief executive officer and the Other Executive Officers of the Company during the year ended June 30, 1997.



                                 Individual Grants
                        -----------------------------------------------------
                                      % of
                                      Total
                         Number of    Options                                            Potential Realizable
                         Securities   Granted to                                         Value at Assumed
                         Underlying   Employees           Exercise                       Annual Rates of Stock
                         Options      in                  Price Per   Expiration         Price Appreciation for
Name                     Granted      Fiscal Year         Share (2)     Date (3)         Option Term (1)
------                  ---------    -------------       ----------    --------          -----------------
                                                                                             5%       10%

E. Larry Atkins        100,000            46%              $6.25     10-02-2006           $393,059  $996,089

Glenn P. Cato           25,000            11%               6.25     10-02-2006             98,265   249,022

Thomas V. Croal         25,000            11%               6.25     10-02-2006             98,265   249,022

Robert N. LaDouceur     10,000             5%               6.25     10-02-2006             39,306    99,609

Michael A. Boylan       10,000             5%               6.25     10-02-2006             39,306    99,609




(1) Potential realizable value is determined by taking the exercise price per share and applying the stated annual appreciation rate compounded annually for the remaining term of the option (ten years), subtracting the exercise price per share at the end of the period and multiplying the remaining number by the number of options granted. Actual gains, if any, on stock option exercises and InSight Common Stock holdings are dependant on the future performance of InSight Common Stock and overall stock market conditions.

(2) All options were granted at fair market value (the closing price reported on NASDAQ Small Cap Market for InSight Common Stock).

(3) Options granted in fiscal 1997 are exercisable starting twelve (12) months after the grant date, with 25% of the shares becoming exercisable at that time and with an additional 25% of the shares becoming exercisable on each successive anniversary date, with full vesting occurring on the fourth anniversary date. The options were granted for a term of ten years, subject to earlier termination in certain events related to termination of employment.

 No stock options were granted under any stock option plan of either AHS or MHC, to the chief executive officer and the Other Executive Officers of the Company.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

During the year ended June 30, 1997, neither of the chief executive officer nor the Other Executive Officers of the Company exercised any stock options. The following table sets forth information with respect to the unexercised stock options to purchase InSight Common Stock granted, under (i) MHC's and AHS's stock option plans and assumed by the Company pursuant to the Merger, and (ii) the Company's 1996 Employee Stock Option Plan, to the chief executive officer and the Other Executive Officers of the Company as of June 30, 1997.

                         Number of Unexercised      Value of Unexercised
                            Options Held at        In-the-Money Options at
Name                         June 30, 1997               June 30, 1997
                      --------------------------   ---------------------------
                      Exercisable   Unexercisable  Exercisable   Unexercisable
                      -----------   -------------  -----------   -------------
E. Larry Atkins        10,500        107,000       $ 18,375     $   12,250
Glenn P. Cato          52,325         25,000        195,819             --
Thomas V. Croal         7,500         30,000         13,125          8,750
Robert N. LaDouceur    38,870         10,000        144,260             --
Michael A. Boylan      38,870         10,000        144,260             --
                      --------        -------      ---------     -----------

(1) Based on the closing price reported on NASDAQ Small Cap Market for InSight Common Stock on that date of $4.25.

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

The Recapitalization agreements also contain provisions for the indemnification of the Company's directors under certain circumstances. The agreements pursuant to which the Carlyle Stockholders and GE acquired Series B Preferred Stock and Series C Preferred Stock, respectively, provide that the Company will indemnify, defend and hold harmless the Carlyle Stockholders and GE, as the case may be, and their respective affiliates, directors, officers, advisors, employees and agents to the fullest extent lawful from and against all demands, losses, damages, penalties, claims, liabilities, obligations, actions, causes of action and reasonable expenses ("Losses') arising out of the agreements or the related transactions or arising by reason of or resulting from the breach of any representation, warranty, covenant or agreement of the Company contained in such agreements for the period for which such representation or warranty survives; provided, however, that the Company does not have any liability to indemnify the Carlyle Stockholders or GE with respect to Losses arising from the bad faith or gross negligence of the Carlyle or GE indemnified party. The Recapitalization agreements provide that no claim may be made by the Carlyle Stockholders or GE against the Company for indemnification until the aggregate dollar amount of all Losses incurred by the Carlyle Stockholders or GE, as applicable, exceeds $250,000 and the indemnification obligations of the Company shall be effective only until the dollar amount paid in respect of the Losses incurred by the Carlyle Stockholders or GE, as applicable, and indemnified against aggregates to an amount equal to $25 million, except with respect to Losses resulting from the breaches of certain representations or covenants, which are unlimited in amount.

EMPLOYMENT AGREEMENTS AND SEVERANCE ARRANGEMENTS

The Company has entered into executive employment agreements with its chief executive officer, the Other Executive Officers and Messrs. Cragin, Drazba and Henderson and Ms. MacFarlane, which provide for rolling twelve (12) month periods of employment, and severance compensation equal to 12 months of compensation at his or her annual salary rate then in effect, in the event the executive's employment is terminated (i) because of physical or mental disability, (ii) because of discretionary action of the Board of InSight, or
(iii) voluntarily by the executive due to a "Change of Control." A "Change of Control" will have occurred if (a) the Company or its stockholders enter into an agreement to dispose of, whether by sale, exchange, merger, consolidation, reorganization, dissolution or liquidation, (i) not less than 80% of the assets of the Company or (ii) a portion of the outstanding InSight Common Stock such that one person or "group" (as defined by the SEC) owns, of record or beneficially, not less than 50% of the outstanding InSight Common Stock; or (b) one person or "group" (as defined by the SEC) acquires not less than 18% of the Post-Conversion Common Stock (as defined below). However, a Change of Control will not have occurred if GE converts its Series A Preferred Stock into InSight Common Stock. "Post-Conversion Common Stock" means the outstanding InSight Common Stock issuable, at the time a determination is made, upon conversion of the outstanding Series A Preferred Stock. In the event that the executive's employment is terminated for cause, he or she has no right to receive any severance compensation under his or her employment agreement. In consideration for such severance compensation, each executive has agreed not to solicit, entice, divert or otherwise contact any customer or employee of InSight for any provision of services which constitute "Company Business" during the period that the executive is receiving severance compensation or for a period of 12 months after the executive's termination of employment, whichever is later. "Company Business" means the development and operation, at times together with other healthcare providers, of outpatient facilities which provide diagnostic services in the areas of general radiology, MRI, cardiology and neurosciences utilizing the related equipment and computer programs and software and various distribution methods and investment structures.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership, reported to the Company as of October 14, 1997, of InSight's Common Stock, including shares as to which a right to acquire ownership exists (for example, through the exercise of stock options and warrants and conversions of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock within the meaning of Rule 13d-3(d)(1) under the Exchange Act), of (i) each person known to the Company to own beneficially 5% or more of InSight Common Stock, (ii) each director of the Company, (iii) the Company's executive officers, and (iv) all directors and executive officers, as a group.

          NAME AND ADDRESSES OF                 AMOUNT AND NATURE   PERCENT OF
          BENEFICIAL OWNERS                     OF BENEFICIAL       COMMON STOCK
          -------------------                   OWNERSHIP OF        BENEFICIALLY
                                                COMMON STOCK (1)    OWNED (1)
                                               ----------------    -----------
         Carlyle Stockholders (2)                 3,235,075          54.4%
         1001 Pennsylvania Avenue, N.W.
         Suite 220 South
         Washington, D.C. 20004

         General Electric Company (3)             3,587,581          56.9%
         20825 Swenson Drive
         Suite 100
         Waukesha, WI 53186

         E. Larry Atkins (4)                         47,600           1.7%
         4400 MacArthur Boulevard - Suite 800
         Newport Beach, CA 92660

         Grant R. Chamberlain (5)                     7,083              *
         620 Fifth Avenue - Suite 2950
         New York, NY 10111

         Frank E. Egger (6)                          52,804           1.9%
         10301 S.W. 13th Street
         Pembroke Pines, FL 33025

         Leonard H. Habas (7)                        39,925           1.5%
         501 S. New York Avenue - Suite 210
         Winter Park, FL 32789

         David W. Dupree (8)                              0              0
         1001 Pennsylvania Avenue, N.W.
         Suite 220 South
         Washington, D.C. 20004

         Glenn A. Youngkin (9)                            0              0
         1001 Pennsylvania Avenue, N.W.
         Suite 220 South
         Washington, D.C. 20004

         Estate of Cal Kovens (10)                  482,031          17.4%
         9999 Collins Avenue #1K
         Bal Harbour, FL 33154

         Roz Kovens (11)                            563,276          20.3%
         9999 Collins Avenue #1K
         Bal Harbour, FL 33154

         Ronald G. Pantello (12)                     25,440              *
         60 Madison Avenue
         New York, NY 10010

         Glenn P. Cato (13)                          58,575           2.1%
         4400 MacArthur Boulevard - Suite 800
         Newport Beach, CA 92660

         Thomas V. Croal (14)                        15,250              *
         4400 MacArthur Boulevard - Suite 800
         Newport Beach, CA 92660

         Michael A. Boylan (15)                      41,370           1.5%
         110 Gibraltar Road
         Horsham, PA 18901

         Robert N. LaDouceur (16)                    41,370           1.5%
         11011 King Street - Suite 240
         Overland Park, KS 66210

         Robert J. Armstrong (17)                         0              0
         4400 MacArthur Boulevard - Suite 800
         Newport Beach, CA 92660

         Michael D. Cragin (18)                       3,750              *
         4400 MacArthur Boulevard - Suite 800
         Newport Beach, CA 92660

         Brian G. Drazba (19)                         2,000              *
         4400 MacArthur Boulevard - Suite 800
         Newport Beach, CA 92660

         T. Michael Henderson (20)                        0              0
         4400 MacArthur Boulevard - Suite 800
         Newport Beach, CA 92660


         Deborah M. MacFarlane (21)                   3,750              *
         4400 MacArthur Boulevard - Suite 800
         Newport Beach, CA 92660

         Tammy M. Morita (22)                             0              0
         4400 MacArthur Boulevard - Suite 800
         Newport Beach, CA 92660

         Susan E. Arnheiter (23)                          0              0
         4400 MacArthur Boulevard - Suite 800
         Newport Beach, CA 92660

         Cecilia A. Guastaferro (24)                      0              0
         4400 MacArthur Boulevard - Suite 800
         Newport Beach, CA 92660

         Joseph F. Denninger (25)                     8,970              *
         4400 MacArthur Boulevard - Suite 800
         Newport Beach, CA 92660

         Julia E. Krikorian (26)                          0              0
         4400 MacArthur Boulevard - Suite 800
         Newport Beach, CA 92660

         All directors and executive
         officers as a group (21 persons) (27)      347,887           11.6%

* Less than 1% of the outstanding Common Stock.

(1) For purposes of this table, a person is deemed to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after October 14, 1997.

(2) The information in the table is based upon the Schedule 13D filed with the SEC by the Carlyle Stockholders on October 24, 1997. Represents shares of Common Stock issuable upon conversion of all 25,000 shares of Series B Preferred Stock (convertible into 2,985,075 shares of Common Stock) and exercise of the Carlyle Warrants (exercisable for 250,000 shares of Common Stock) held by the Carlyle Stockholders, which Stockholders are comprised of the entities listed in the following sentence. The cumulative Carlyle Stockholders ownership figure represents (i) 3,235,075 shares beneficially owned by Carlyle Partners II, L.P., including 8,208 shares of Series B Preferred Stock (convertible into 980,028 shares of Common Stock) and Carlyle Warrants to purchase 82,077 shares of Common Stock with respect to which it has disposal power, and 3,235,075 shares with respect to which it shares voting power; (ii) 3,235,075 shares beneficially owned by Carlyle Partners III, L.P., including 375 shares of Series B Preferred Stock (convertible into 44,732 shares of Common Stock) and Carlyle Warrants to purchase 3,764 shares of Common Stock with respect to which it has disposal power, and 3,235,075 shares with respect to which it shares voting power; (iii) 896,526 shares beneficially owned by Carlyle International Partners II, L.P., including 6,928 shares of Series B Preferred Stock (convertible into 827,244 shares of Common Stock) and Carlyle Warrants to purchase 69,282 shares of Common Stock with respect to which it has disposal power and shares voting power; (iv) 48,304 shares beneficially owned by Carlyle International Partners III,
L.P., including 373 shares of Series B Preferred Stock (convertible into 44,571 shares of Common Stock) and Carlyle Warrants to purchases 3,733 shares of Common Stock with respect to which it has disposal power and shares voting power; (v)

201,857 shares beneficially owned by C/S International Partners, including 1,559 shares of Series B Preferred Stock (convertible into 186,258 shares of Common Stock) and Carlyle Warrants to purchase 15,599 shares of Common Stock with respect to which it has disposal power and shares voting power; (vi) 1,115 shares beneficially owned by Carlyle Investment Group, L.P., including 9 shares of Series B Preferred Stock (convertible into 1,029 shares of Common Stock) and Carlyle Warrants to purchase 86 shares of Common Stock with respect to which it has disposal power and shares voting power; (vii) 118,902 shares beneficially owned by Carlyle-InSight International Partners, L.P., including 919 shares of Series B Preferred Stock (convertible into 109,714 shares of Common Stock) and Carlyle Warrants to purchase 9,178 shares of Common Stock with respect to which it has disposal power and shares voting power; (viii) 3,235,075 shares beneficially owned by Carlyle-InSight Partners, L.P. including 3,181 shares of Series B Preferred Stock (convertible into 379,863 shares of Common Stock) and Carlyle Warrants to purchase 31,813 shares of Common Stock with respect to which it has disposal power and 3,235,075 shares with respect to which it shares voting power; and
(ix) 446,404 shares beneficially owned by Carlyle Investment Management, L.L.C. acting as investment advisor and manager with responsibility to invest certain assets of the State Board of Administration of the State of Florida ("State Board"), including 3,448 shares of Series B Preferred Stock (convertible into 411,658 shares of Common Stock) and Carlyle Warrants to purchase 34,746 shares of Common Stock with respect to which it has disposal power and shares voting power. TC Group, L.L.C. may be deemed to share voting and disposal power with respect to, and therefore be the beneficial owner of, 3,235,075 shares of Common Stock as the general partner of Carlyle Partners II, L.P., Carlyle Partners III, L.P., Carlyle Investment Group, L.P., and Carlyle-InSight Partners, L.P., and as the managing partner of Carlyle International Partners II, L.P., Carlyle International Partners III, L.P., C/S International Partners, and Carlyle-InSight International Partners II, L.P. TCG Holdings, L.L.C., as a member holding a controlling interest in TC Group, L.L.C., may be deemed to share all rights herein described belonging to TC Group, L.L.C. Furthermore, because certain managing members of TCG Holdings, L.L.C, are also managing members of Carlyle Investment Management, L.L.C., Carlyle Investment Management, L.L.C. may be deemed to be part of the Carlyle Stockholders and consequently, TCG Holdings, L.L.C. may be deemed the beneficial owner of the shares of Common Stock controlled by Carlyle Investment Management, L.L.C. The principal business address of TC Group, L.L.C. and TCG Holdings, L.L.C. is c/o The Carlyle Group, 1001 Pennsylvania Avenue, N.W., Suite 220 South, Washington, D.C. 20004. The principal business address of Carlyle Partners II, L.P., Carlyle Partners III, L.P., Carlyle Investment Group, L.P., Carlyle-InSight Partners, L.P., and Carlyle Investment Management, L.L.C. is Delaware Trust Building, 900 Market Street, Suite 200, Wilmington, Delaware 19801. The principal business address of Carlyle International Partners II, L.P., Carlyle International Partners III, L.P., C/S International Partners, and Carlyle-InSight International Partners, L.P. is Coutts & Co., P.O. Box 707, Cayman Islands, British West Indies. The Carlyle Stockholders own all of the outstanding shares of the Series B Preferred Stock.

(3) The information in the table is based upon Amendment No. 1 to Schedule 13D filed by GE with the SEC on October 23, 1997. Represents shares of Common Stock issuable upon (i) conversion of all 2,501,760 shares of Series A Preferred Stock (convertible into 2,501,760 shares of Common Stock) and 7,000 shares of Series C Preferred Stock (convertible into 835,821 shares of Common Stock) held by GE and (ii) exercise of the GE Warrants (exercisable for 250,000 shares of Common Stock). GE is obligated to exchange the shares of Series A Preferred Stock for 20,953 shares of Series C Preferred Stock (convertible into 2,501,851 shares of Common Stock) at the Second Closing.
GE owns all of the outstanding shares of Series A Preferred Stock and Series C Preferred Stock.

(4) Includes options to purchase 10,500 shares of Common Stock at an exercise price of $2.50 per share and (ii) options to purchase 25,000 shares of Common Stock at an exercise price of $6.25 per share. Does not include (i) options to purchase 7,000 shares of Common Stock at an exercise price of $2.50 per share, (ii) options to purchase 75,000 shares of Common Stock at an exercise price of $6.25 per share, and (iii) options to purchase 50,000 shares of Common Stock at an exercise price of $4.56 per share, which are not currently exercisable.

(5) Includes (i) options to purchase 5,833 shares of Common Stock at an exercise price of $7.00 per share and (ii) warrants to purchase 1,250 shares of Common Stock at an exercise price of $4.56 per share. Does not include options to purchase 9,167 shares of Common Stock at an exercise price of $7.00 per share and (ii) warrants to purchase 13,750 shares of Common Stock at an exercise price of $4.56 per share, which are not currently exercisable.

(6) Includes (i) options to purchase 6,250 shares of Common Stock at an exercise price of $5.37 per share, (ii) options to purchase 1,800 shares of Common Stock at an exercise price of $2.50 per share, (iii) options to purchase 2,000 shares of Common Stock at an exercise price of $16.20 per share,
(iv)warrants to purchase 2,268 shares of

Common Stock at an exercise price of $5.64 per share, and (v) warrants to purchase 1,250 shares of Common Stock at an exercise price of $4.56 per share. Does not include (i) options to purchase 9,750 shares of Common Stock at an exercise price of $5.37 per share, (ii) options to purchase 1,200 shares of Common Stock at an exercise price of $2.50 per share and (iii) warrants to purchase 13,750 shares of Common Stock at an exercise price of $4.56 per share, which are not currently exercisable. 19,218 shares of Common Stock and the warrants listed in clause (iv) of the first sentence of this footnote are pledged to the estate of Cal Kovens as security for the repayment of a loan. If the loan is not repaid when due, the estate of Mr. Kovens would have the right to sell such of the pledged securities as are necessary to satisfy such indebtedness.


(7) Includes (i) options to purchase 6,250 shares of Common Stock at an exercise price of $5.37 per share, (ii) options to purchase 4,485 shares of Common Stock at an exercise price of $15.84 per share, (iii) options to purchase 8,970 shares of Common Stock at an exercise price of $1.25 per share, (iv) options to purchase 8,970 shares of Common Stock at an exercise price of $0.10 per share and (v) warrants to purchase 1,250 shares of Common Stock at an exercise price of $4.56 per share. Does not include (i) options to purchase 8,750 shares of Common Stock at an exercise price of $5.37 per share and (ii) warrants to purchase 13,750 shares of Common Stock at an exercise price of $4.56 per share, which are not currently exercisable.

(8) Mr. Dupree is a Managing Member of TCG Holdings, L.L.C. Mr. Dupree's interest in TCG Holdings, L.L.C. is not controlling and thus Mr. Dupree expressly disclaims any beneficial ownership in the Common Stock beneficially owned by TCG Holdings, L.L.C.

(9) Mr. Youngkin is an employee of The Carlyle Group and holds no economic interest in either TC Group L.L.C. or TCG Holdings, L.L.C., and as such expressly disclaims any beneficial ownership in the Common Stock beneficially owned by any of the Carlyle Stockholders.

(10)     The information in the table is based upon Amendment No. 1 to
Schedule 13D filed with the SEC on July 9, 1996. Includes (i) warrants to purchase 20,000 shares of Common Stock at an exercise price of $2.50 per share and (ii) warrants to purchase 33,645 shares of Common Stock at an exercise price of $5.64 per share.

(11)     The information in the table is based upon Amendment No. 1 to
Schedule 13D filed with the SEC on July 9, 1996. Includes (i) warrants to purchase 7,660 shares of Common Stock at an exercise price of $5.64 per share, (ii) options to purchase 1,800 shares of Common Stock at an exercise price of $2.50 per share and (iii) by virtue of her status as personal representative of the estate of Cal Kovens, the 482,031 shares beneficially owned thereby.

(12) Includes (i) options to purchase 6,250 shares of Common Stock at an exercise price of $5.37 per share, (ii) options to purchase 8,970 shares of Common Stock at an exercise price of $1.25 per share, (iii) options to purchase 8,970 shares of Common Stock at an exercise price of $0.10 per share and (iv) warrants to purchase 1,250 shares of Common Stock at an exercise price of $4.56 per share. Does not include (i) options to purchase 8,750 shares of Common Stock at an exercise price of $5.37 per share and (ii) warrants to purchase 13,750 shares of Common Stock at an exercise price of $4.56 per share, which are not currently exercisable.

(13) Includes (i) options to purchase 25,415 shares of Common Stock at an exercise price of $0.42 per share, (ii) options to purchase 8,970 shares of Common Stock at an exercise price of $0.10 per share, (iii) options to purchase 17,940 shares of Common Stock at an exercise price of $0.84 per share and (iv) options to purchase 6,250 shares of Common Stock at an exercise price of $6.25 per share. Does not include (i) options to purchase 18,750 shares of Common Stock at an exercise price of $6.25 and (ii) options to purchase 30,000 shares of Common Stock at an exercise price of $4.56 per share, which are not currently exercisable.

(14) Includes (i) options to purchase 7,500 shares of Common Stock at an exercise price of $2.50 per share and (ii) options to purchase 6,250 shares of Common Stock at an exercise price of $6.25 per share. Does not include
(i) options to purchase 18,750 shares of Common Stock at an exercise price of $6.25 per share and (ii) options to purchase 25,000 shares of Common Stock at an exercise price of $4.56 per share, which are not currently exercisable,

(15) Includes (i) options to purchase 11,960 shares of Common Stock at an exercise price of $0.42 per share, (ii) options to purchase 8,970 shares of Common Stock at an exercise price of $0.10 per share, (iii) options to purchase 17,940 shares of Common Stock at an exercise price of $0.84 per share and (iv) options to purchase 2,500 shares of Common Stock at an exercise price of $6.25 per share. Does not include (i) options to purchase 7,500 shares of Common Stock at an exercise price of $6.25 per share and (ii) options to purchase 10,000 shares of Common Stock at an exercise price of $4.56 per share, which are not currently exercisable.

(16) Includes (i) options to purchase 11,960 shares of Common Stock at an exercise price of $0.42 per share, (ii) options to purchase 8,970 shares of Common Stock at an exercise price of $0.10 per share, (iii) options to purchase 17,940 shares of Common Stock at an exercise price of $0. 84 per share and (iv) options to purchase 2,500 shares of Common Stock at an exercise price of $6.25 per share. Does not include (i) options to purchase 7,500 shares of Common Stock at an exercise price of $6.25 and (ii) options to purchase 10,000 shares of Common Stock at an exercise price of $4.56 per share, which are not currently exercisable.

(17) Does not include options to purchase 10,000 shares of Common Stock at an exercise price of $4.56 per share, which are not currently exercisable.

(18) Includes options to purchase 3,750 shares of Common Stock at an exercise price of $6.25 per share. Does not include (i) options to purchase 11,250 shares of Common Stock at an exercise price of $6.25 per share and
(ii) options to purchase 10,000 shares of Common Stock at an exercise price of $4.56 per share, which are not currently exercisable.

(19) Includes options to purchase 2,000 shares of Common Stock at an exercise price of $6.25 per share. Does not include (i) options to purchase 6,000 shares of Common Stock at an exercise price of $6.25 per share and (ii) options to purchase 10,000 shares of Common Stock at an exercise price of $4.56 per share, which are not currently exercisable.

(20) Does not include (i) options to purchase 10,000 shares of Common Stock at an exercise price of $4.75 per share and (ii) options to purchase 5,000 shares of Common Stock at an exercise price of $4.56 per share, which are not currently exercisable.

(21) Includes options to purchase 3,750 shares of Common Stock at an exercise price of $6.25 per share. Does not include (i) options to purchase 11,250 shares of Common Stock at an exercise price of $6.25 per share and
(ii) options to purchase 10,000 shares of Common Stock at an exercise price of $4.56 per share, which are not currently exercisable.

(22) Does not include options to purchase 5,000 shares of Common Stock at an exercise price of $4.56 per share, which are not currently exercisable.

(23) Does not include options to purchase 5,000 shares of Common Stock at an exercise price of $4.56 per share, which are not currently exercisable.

(24) Does not include options to purchase 5,000 shares of Common Stock at an exercise price of $4.56 per share, which are not currently exercisable.

(25) Includes (i) options to purchase 2,990 shares of Common Stock at an exercise price of $15.64 per share, (ii) options to purchase 4,485 shares of Common Stock at an exercise price of $0.10 per share and (iii) options to purchase 1,495 shares of Common Stock at an exercise price of $0.16 per share. Does not include options to purchase 5,000 shares of Common Stock at an exercise price of $4.56 per share, which are not currently exercisable.

(26) Does not include options to purchase 5,000 shares of Common Stock at an exercise price of $4.56 per share, which are not currently exercisable.

(27) Assumes the exercise in full of options or warrants described in footnotes (4) through (9) and (12) through (26) that are currently exercisable or that will become exercisable within 60 days of October 14, 1997.

Except as otherwise noted, the Company believes that each of the stockholders listed in the table above has sole voting and dispositive power over all shares owned.

POSSIBLE FUTURE BOARD CHANGES

Pursuant to the terms of the Series B Preferred Stock and the Series C Preferred Stock (collectively, the "Preferred Stock"), the number of directors is currently fixed at nine, including six Common Stock Directors (one of whom is the Joint Director) who are to be elected by the Common
Stock holders (without the participation of the Preferred Stock holders), and three Preferred Stock Directors, two of whom (the "Series B Directors") are to be elected by the

Series B Preferred Stock holders and one of whom (the "Series C Director") is to be elected by the Series C Preferred Stock holders. There are currently seven directors, including five Common Stock Directors and two Series B Directors. GE intends to fill the Series C Director vacancy as of the date of the Second Closing. The Joint Director vacancy has not yet been filled. Thus, the Common Stock holders currently are entitled to elect a majority of the Board.

Under certain circumstances, the holders of the Series D Preferred Stock (which is issuable only on conversion of the Series B Preferred Stock and the Series C Preferred Stock) would be entitled to elect a majority of the Board. If, at any time on or after the first anniversary of the initial funding under the Bank Financing (which occurred on October 22, 1997) ("Trigger Date"), a majority of the holders of each of the Series B Preferred Stock and the Series C Preferred Stock elect to convert such stock into Series D Preferred Stock, then all shares of Series B Preferred Stock and Series C Preferred Stock will automatically be converted into shares of Series D Preferred Stock on the date of such election ("Conversion Date").
Immediately following such conversion, the number of members of the Board will be increased by the smallest number of directors ("Conversion
Directors") such that the percentage of the total Board represented by the Conversion Directors and the Preferred Stock Directors ("Series D Directors") would correspond to the percentage of Common Stock owned by the Series D Preferred Stock holders on an as-if-converted basis, provided that the Series D Directors shall constitute less than two-thirds of the Board. In such event, the Preferred Stock Directors would remain on the Board and the vacancies created for the Conversion Directors would be filled by the Series
D Preferred Stock holders. The percentage of the outstanding Common Stock currently owned by the Series B Preferred Stock holders, assuming conversion of all of the outstanding Series B Preferred Stock and Series C Preferred Stock, is approximately 33% and the percentage of the outstanding Common Stock currently owned by the Series C Preferred Stock holders, assuming conversion of all of the outstanding Series B Preferred Stock and Series C Preferred Stock, is approximately 37%. If such Preferred Stock were converted into Series D Preferred Stock on or after the Trigger Date, the aggregate percentage of Common Stock owned by the Series D Preferred Stock holders
would be approximately 70%.   Thus, as a result of such conversion, designees
of the Series D Preferred Stock holders would constitute a majority (but less than two-thirds) of the Board.

The holders of Series D Preferred Stock will have the right to vote with the holders of Common Stock with respect to all matters submitted to a stockholder vote except, until the second annual meeting of stockholders after the Conversion Date, for the election of directors. At and after the second annual stockholders meeting, the positions of all directors whose terms have expired will be subject to election by holders of Common Stock and Series D Preferred Stock voting together as a class, with each share of Series D Preferred Stock having the number of votes equal to the number of shares of Common Stock into which such share is then convertible. Notwithstanding the foregoing, if the Conversion Date is prior to October 14, 1999, then from the Conversion Date until the second subsequent annual stockholders meeting, except as provided in the next sentence, none of the following transactions may be effected by the Company, and neither the Carlyle Stockholders, GE, nor any other holder of Series D Preferred Stock shall participate in such transactions, if any transferee of the Carlyle Stockholders or GE or any other person referred to in the following clauses beneficially owns five percent (5%) or more of the Company's voting shares:
(i) any merger or consolidation of the Company or any of its subsidiaries with or into such person; (ii) any sale, lease, exchange or other disposition of all or any substantial part of the assets of the Company or any of its subsidiaries to such other person; (iii) the issuance or delivery of any voting securities of the Company or any of its subsidiaries to such other person in exchange for cash, other assets or securities, or a combination thereof; or (iv) any dissolution or liquidation of the Company. The foregoing prohibition shall not apply with respect to a transaction approved by (i) at least 80% of the Company's outstanding voting shares (which includes the Common Stock and the Series D Preferred Stock) or (ii) at least two-thirds of the Company's directors (which must include, to the extent still a director, either (A) the Joint Director, if such Joint Director served in such position as of the Conversion Date or has been approved by a majority of the directors who were Common Stock Directors as of the Conversion Date, or (B) at least one director who was a Common Stock Director prior to the Conversion Date).

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

In early 1993, RCI, AHS and Elekta became involved in a dispute when RCI advised Elekta that it intended to relocate the Gamma Knife it purchased for a location in California to Miami, Florida, since in December 1992, RCI had entered into an agreement with Public Health Trust, an agency and instrumentality of Metropolitan Dade County, Florida, to establish and operate a Gamma Knife center at Jackson Memorial Hospital Medical Center located in Miami. The parties settled their claims and, pursuant to the terms thereof, Mr. Kovens agreed to guarantee certain scheduled payments of $250,000 to be made by RCI to Elekta in connection with the delivery of the Gamma Knife to Miami, which payment has been made by RCI.

In February 1994, RCI entered into a new five-year loan of $2,900,000 with County National Bank of South Florida. Mr. Kovens was repaid from the proceeds of such new bank loan in the first quarter of 1994. This loan was guaranteed by Mr. Kovens and secured by certain real property owned by Mr. Kovens. Effective March 1, 1996, RCI refinanced the remainder of the equipment loan (approximately $2,075,000) with GE on terms substantially equivalent to the original equipment loan. The loan is secured by all of the assets of the Gamma Knife center. The loan was also secured by a letter of credit of $400,000 which was guaranteed by the estate of Cal Kovens until September 30, 1997. On February 4, 1997, GE permitted the estate of Cal Kovens to substitute securities in exchange for the letter of credit.


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

TRANSACTIONS WITH FRANK E. EGGER


Since July 1, 1996, Mr. Egger has been paid $100,000 per year for acquisition and financing activities pursuant to a consulting agreement. In the event the agreement is terminated as a result of (i) Mr. Egger becoming physically or mentally disabled, (ii) discretionary action of the Board of InSight, or
(iii) a corporate reorganization that has the effect of diminishing or impairing Mr. Egger's consulting responsibilities, he is entitled to a severance compensation equal to 12 months of compensation.

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

TRANSACTIONS WITH GE

GE, as the primary creditor of AHS and Maxum, had from time to time granted AHS and Maxum certain financial accommodations with respect to certain loans and leases. In exchange for such accommodations, AHS and Maxum issued certain considerations to GE. As a prerequisite to the consummation of the Merger, certain financial accommodations were provided by GE, the primary creditor of each of AHS and Maxum, and its affiliates. As a result, certain debt and operating lease obligations of AHS and Maxum were reduced in exchange for, among other things, the issuance to GE immediately prior to the consummation of the Merger of AHS Series C Preferred Stock and Maxum Series B Preferred Stock. At the effective time of the Merger, the AHS Series C Preferred Stock and Maxum Series B Preferred Stock issued to GE was converted into the right to receive such number of shares of InSight Series A Preferred Stock which were convertible into InSight Common Stock representing approximately 48% of InSight Common Stock outstanding at the effective time of the Merger (after giving effect to such conversion).

In addition, as part of the granting of certain financial accommodations contemplated to be provided by GE, at the effective time of the Merger, warrants previously issued to GE by AHS to acquire 1,589,072 shares of AHS Common Stock, and warrants previously issued to GE by Maxum to acquire 700,000 shares of Maxum Common Stock, were canceled. Furthermore, GE had the right to receive for ten years annual payments ("Supplemental Service Fee") under its maintenance agreements with InSight, AHS and Maxum equal to 14% of InSight pre-tax income, subject to certain adjustments, and further subject to proportional reductions for certain post-Merger acquisitions. InSight terminated the Supplemental Service Fee on October 14, 1997 as part of the Recapitalization in exchange for the issuance to GE of 7,000 shares of Series C Preferred Stock.

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

TRANSACTIONS WITH SHATTUCK HAMMOND PARTNERS

On August 14, 1996, the Company entered into an agreement with Shattuck Hammond Partners, Inc. ("SHP"), an investment banking firm located in New York in which a director of the Company, Mr. Chamberlain, is a vice president, pursuant to which SHP will provide general strategic advisory and investment banking services. The term of the agreement commenced July 1, 1996 and extends through December 31, 1997. The Company is obligated to pay SHP $180,000, payable in quarterly installments of $30,000. SHP is also entitled to separately negotiated fees for certain mergers or acquisitions. In connection with the Recapitalization, the Company has agreed to pay SHP a fee of $500,000 for providing certain advisory services. In addition, the Company also issued SHP a warrant to purchase 35,000 shares of InSight Common Stock at an exercise price of $5.50 per share. The warrant vests cumulatively on a monthly basis over the 18 month term of the agreement. The warrant is exercisable at any time up to August 14, 2000. In addition, SHP has certain "piggy-back" registration rights to register the shares subject to the warrant under the Securities Act.

FINANCIAL ADVISORY AND PLACEMENT FEES

In connection with the Recapitalization, the Company paid to each of the Carlyle Stockholders and GE a placement fee of $125,000, reimbursed the Carlyle Stockholders and GE an aggregate of $500,000 for reasonable out-of-pocket expenses incurred and agreed to pay each of the Carlyle Stockholders and GE an annual financial advisory fee equal to $50,000, payable quarterly, for a two-year period.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused the amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             INSIGHT HEALTH SERVICES CORP.

                             By   /S/ E. LARRY ATKINS
                                  ------------------------------
                                  E. Larry Atkins, President and
                                      Chief Executive Officer

                             Date:     October 28, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, the amendment to this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                         DATE
-----------                     -------------                 -----------
                           Director, President and         October 28, 1997
/S/  E. LARRY ATKINS          Chief Executive Officer
----------------------
E. Larry Atkins            (Principal Executive Officer)

                           Executive Vice President and    October 28, 1997
/S/  THOMAS V. CROAL         Chief Financial Officer
----------------------
Thomas V. Croal            (Principal Accounting Officer)

                           Director                        October 28, 1997
/S/  GRANT R. CHAMBERLAIN
----------------------
Grant R. Chamberlain

                           Director                        October 28, 1997
/S/  DAVID W. DUPREE
----------------------
David W. Dupree

                           Director                        October 28, 1997
/S/  FRANK E. EGGER
----------------------
Frank E. Egger

                           Director                        October __, 1997
----------------------
Leonard H. Habas

                           Director                        October __, 1997
----------------------
Ronald G. Pantello

                           Director                        October __, 1997
----------------------
Glenn A. Youngkin