Form 10-Q
period 1997-09-30
INSIGHT HEALTH SERVICES CORP
filed 1997-11-14
CIK 1012697

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

                                  FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to                 .
                                   ------------------   -----------------

                        Commission file number 0-28622

                         INSIGHT HEALTH SERVICES CORP.
                         -----------------------------
            (Exact name of registrant as specified in its charter)

                   Delaware                            33-0702770
                   --------                            ----------
          (State or other jurisdiction             (I.R.S. Employer
        of incorporation or organization)         Identification No.)

           4400 MacArthur Blvd., Suite 800, Newport Beach, CA 92660
           --------------------------------------------------------
             (Address of principal executive offices)   (Zip Code)

                                (714) 476-0733
                                --------------
             (Registrant's telephone number including area code)

                                       N/A
                                       ---
     (Former name, former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 2,714,725 shares of Common Stock as of November 10, 1997.

                The number of pages in this Form 10-Q is 18.

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES

                                        INDEX


                                                                    PAGE NUMBER
                                                                    -----------
PART I.    FINANCIAL INFORMATION

    ITEM 1.   FINANCIAL STATEMENTS
              --------------------
              Condensed Consolidated Balance Sheets as of
                September 30, 1997 (unaudited) and June 30, 1997        3-4

              Condensed Consolidated Statements of Income
                (unaudited) for the three months ended
                September 30, 1997 and 1996                               5

              Condensed Consolidated Statements of Cash Flows
                (unaudited) for the three months ended
                September 30, 1997 and 1996                               6

              Notes to Condensed Consolidated Financial Statements      7-11

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              -------------------------------------------------
              CONDITION AND RESULTS OF OPERATION                       12-16
              -----------------------------------

PART II.   OTHER INFORMATION

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                           17
              --------------------------------

SIGNATURES                                                               18

                        PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
           --------------------

               INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Amounts in thousands)

                                              SEPTEMBER 30,       JUNE 30,
                                                  1997              1997
                                              ------------        --------
                    ASSETS                    (UNAUDITED)

CURRENT ASSETS:

    Cash and cash equivalents                   $  8,604          $  7,135
    Trade accounts receivable, net                18,136            15,645
    Other receivables, net                           556               358
    Other current assets                           2,729             1,554
                                                --------          --------
         Total current assets                     30,025            24,692

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation and amortization of $17,062 and
 $16,203, respectively                            39,198            34,488

INVESTMENT IN PARTNERSHIPS                           425               402
OTHER ASSETS                                          96             5,468
INTANGIBLE ASSETS, net                            38,199            33,272
                                                --------          --------
                                                $107,943          $ 98,322
                                                --------          --------
                                                --------          --------



             The accompanying notes are an integral part of these
                    condensed consolidated balance sheets.

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands, except share and per share data)

                                                SEPTEMBER 30,       JUNE 30,
                                                    1997              1997
                                                ------------        --------
                                                (UNAUDITED)
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Current portion of equipment and other notes    $  4,826          $ 15,462
  Accounts payable and other accrued expenses       17,148            14,225
  Current portion of deferred gain on debt
   restructure                                         674               745
                                                  --------          --------
     Total current liabilities                      22,648            30,432
                                                  --------          --------

LONG-TERM LIABILITIES:

  Equipment and other notes, less current portion   74,080            57,733
  Deferred gain on debt restructure, less current
   portion                                             586               728
  Other long-term liabilities                          723               744
                                                  --------          --------
       Total long-term liabilities                  75,389            59,205
                                                  --------          --------

MINORITY INTEREST                                    2,117             2,000
                                                  --------          --------

STOCKHOLDERS' EQUITY:

  Convertible Series A preferred stock, $.001
   par value, 3,500,000 shares authorized;
   2,501,760 outstanding at September 30, 1997
   and June 30, 1997, respectively, stated at        6,750             6,750
  Common stock, $.001 par value, 25,000,000
   shares authorized, 2,714,725 shares
   outstanding at September 30, 1997 and
   June 30, 1997, respectively                           3                 3
  Additional paid-in capital                        23,100            23,100
  Accumulated deficit                              (22,064)          (23,168)
                                                  --------          --------
       Total stockholders' equity                    7,789             6,685
                                                  --------          --------
                                                  $107,943          $ 98,322
                                                  --------          --------
                                                  --------          --------


             The accompanying notes are an integral part of these
                    condensed consolidated balance sheets.

              INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
          (Amounts in thousands, except share and per share data)

                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                  ------------------------
                                                     1997          1996
                                                  ----------    ----------
REVENUES:

    Contract services                             $  13,412     $  11,723
    Patient services                                 13,812         9,993
    Other                                               612           400
                                                  ----------    ----------
         Total revenues                              27,836        22,116
                                                  ----------    ----------

COSTS OF OPERATIONS:

    Costs of services                                14,191        12,183
    Provision for doubtful accounts                     502           442
    Equipment leases                                  4,512         4,519
    Depreciation and amortization                     3,206         2,343
                                                  ----------    ----------
         Total costs of operations                   22,411        19,487
                                                  ----------    ----------

GROSS PROFIT                                          5,425         2,629

CORPORATE OPERATING EXPENSES                          2,358         1,770
                                                  ----------    ----------

INCOME FROM COMPANY OPERATIONS                        3,067           859

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS       154           107
                                                  ----------    ----------

OPERATING INCOME                                      3,221           966

INTEREST EXPENSE, Net                                 1,686           860
                                                  ----------    ----------

INCOME BEFORE INCOME TAXES                            1,535           106

PROVISION FOR INCOME TAXES                              431             -
                                                  ----------    ----------

NET INCOME                                         $  1,104        $  106
                                                  ----------    ----------
                                                  ----------    ----------

INCOME PER COMMON SHARE                             $  0.20       $  0.02
                                                  ----------    ----------
                                                  ----------    ----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                   5,448,736     5,432,545
                                                  ----------    ----------
                                                  ----------    ----------


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (Amounts in thousands)


                                                           THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                        -----------------------
                                                          1997           1996
                                                        ----------    ---------
OPERATING ACTIVITIES:

  Net income                                            $  1,104      $    106
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                          3,242         2,397
    Amortization of deferred gain on debt restructure       (213)         (290)
  Cash provided by (used in) changes in operating
   working capital:
    Receivables, net                                      (2,689)           57
    Other current assets                                  (1,275)         (851)
    Accounts payable and other current liabilities         2,902           173
                                                        --------      --------
      Net cash provided by operating activities            3,071         1,592
                                                        --------      --------

INVESTING ACTIVITIES:

  Additions to property and equipment                     (7,339)         (885)
  Acquisition of imaging center                              -          (2,766)
  Other                                                      (91)          337
                                                        --------      --------
      Net cash used in investing activities               (7,430)       (3,314)
                                                        --------      --------

FINANCING ACTIVITIES:

  Payments on debt and capital lease obligations          (3,334)       (2,542)
  Proceeds from issuance of debt                           9,045         3,340
  Other                                                      117           -
                                                        --------      --------
      Net cash provided by financing activities            5,828           798
                                                        --------      --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           1,469          (924)

CASH AND CASH EQUIVALENTS:

  Beginning of period                                      7,135         6,864
                                                        --------      --------
  End of period                                         $  8,604      $  5,940
                                                        --------      --------
                                                        --------      --------

SUPPLEMENTAL INFORMATION:

  Interest paid                                         $  1,854      $  1,173
                                                        --------      --------
                                                        --------      --------


               The accompanying notes are an integral part of these
                    condensed consolidated financial statements.

                INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  MERGER
    ------

InSight Health Services Corp. (InSight or Company) is a Delaware corporation formed on February 23, 1996 in connection with the Agreement and Plan of Merger, dated as of February 26, 1996 (Merger Agreement), among American Health Services Corp., a Delaware corporation (AHS), Maxum Health Corp., a Delaware corporation (MHC or Maxum), InSight and two wholly owned subsidiaries of InSight, AHSC Acquisition Company, a Delaware corporation (AHSC Acquisition), and MXHC Acquisition Company, a Delaware corporation (MXHC Acquisition). Pursuant to the terms of the Merger Agreement, (i) AHSC Acquisition merged with and into AHS and MXHC Acquisition merged with and into Maxum (collectively, Merger), (ii) each outstanding share of common stock, par value $.03 per share, of AHS (AHS Common Stock) was converted into the right to receive one-tenth of a share of common stock, par value $ .001 per share, of InSight (InSight Common Stock), (iii) each outstanding share of Series B Senior Convertible Preferred Stock, par value $ .03 per share, of AHS (AHS Series B Preferred Stock) which was convertible into 100 shares of AHS Common Stock was converted into the right to receive ten (10) shares of InSight Common Stock, (iv) each outstanding share of Series C Preferred Stock, par value $ .03 per share, of AHS (the AHS Series C Preferred Stock), which was issued immediately prior to the consummation of the Merger, was converted into the right to receive 1.25088 shares of Series A Preferred Stock, par value $ .001 per share, of InSight (the InSight Series A Preferred Stock), (v) each outstanding share of common stock, par value $ .01 per share, of Maxum (Maxum Common Stock) was converted into the right to receive
 .598 of a share of InSight Common Stock, (vi) each outstanding share of Series B Preferred Stock, par value $.01 per share, of Maxum (the Maxum Series B Preferred Stock), which was issued immediately prior to the consummation of the Merger, was converted into the right to receive 83.392 shares of InSight Series A Preferred Stock, and (vii) each outstanding option, warrant or other right to purchase AHS Common Stock and Maxum Common Stock was converted into the right to acquire, on the same terms and conditions, shares of InSight Common Stock, with the number of shares and exercise price applicable to such option, warrant or other right adjusted based on the applicable exchange ratio for the underlying AHS Common Stock or Maxum Common Stock.

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

Under an amended equipment maintenance service agreement, GE was also entitled to receive for ten years an annual supplemental service fee equal to 14% of the Company's pretax income, subject to certain adjustments. In connection with the Company's recapitalization, GE surrendered its rights under the amended equipment service agreement to receive the supplemental service fee (see Note 5).

The Merger was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. MHC was treated as the acquiror for accounting purposes.

On September 13, 1996, AHS changed its name to InSight Health Corp. (IHC).

2.  INTERIM FINANCIAL STATEMENTS
    ----------------------------

The unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of the Company's Annual Report on Form 10-K for the period ended June 30, 1997 filed with the Securities and Exchange Commission on October 14, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for fair presentation of results for the period have been included. The results of operations for the three months ended September 30, 1997, are not necessarily indicative of the results to be achieved for the full fiscal year.

Certain reclassifications have been made to conform prior year amounts to the current year presentation.

3.  INVESTMENTS IN PARTNERSHIPS
    ---------------------------

Set forth below is the summarized income statement data of the Company's unconsolidated partnerships (amounts in thousands):

                                                      THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                   -----------------------
                                                     1997           1996
                                                   ---------     ---------
                                                         (unaudited)

    Net revenues                                   $  1,292      $  1,025
    Expenses                                            895           780
                                                   ---------     ---------
    Net income                                     $    397      $    245
                                                   ---------     ---------
                                                   ---------     ---------

    Equity in earnings
     of partnerships                               $    154      $    107
                                                   ---------     ---------
                                                   ---------     ---------

Set forth below is the summarized combined financial data of the Company's three 50% or less owned and controlled entities which are consolidated (amounts in thousands):

                                                 SEPTEMBER 30,    JUNE 30,
                                                     1997           1997
                                                 ------------   ----------
                                                  (unaudited)
    Condensed Combined
      Balance Sheet Data:
       Current assets                             $  3,129      $  2,596
       Total assets                                  4,752         4,288
       Current liabilities                           1,041           727
       Long-term debt                                  380           424
       Minority interest equity                      1,806         1,702

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                     ----------------------
                                                       1997          1996
                                                     --------      --------
                                                           (unaudited)
    Condensed Combined Statement
     of Operations Data:
      Net revenues                                   $  1,828      $  1,751
      Expenses                                          1,234         1,261
      Provision for center profit distribution            304           250
                                                     --------      --------

      Net income                                     $    290      $    240
                                                     --------      --------
                                                     --------      --------

The provision for center profit distribution shown above represents the minority interest in the income of these combined entities.

4.  INCOME PER COMMON SHARE
    -----------------------

The number of shares used in computing income per common share is equal to the weighted average number of common and common equivalent shares outstanding during the respective period.

5.  SUBSEQUENT EVENT
    ----------------

On October 14, 1997, InSight consummated a recapitalization (Recapitalization) pursuant to which (a) certain investors affiliated with TC Group, LLC and its affiliates (collectively, Carlyle), a private merchant bank headquartered in Washington, D.C., made a cash investment of $25 million in the Company and received therefor (i) 25,000 shares of newly issued Convertible Preferred Stock, Series B of the Company, par value $0.001 per share (Series B Preferred Stock), initially convertible, at the option of the holders thereof, in the aggregate into 2,985,075 shares of Common Stock, and
(ii) warrants (Carlyle Warrants) to purchase up to 250,000 shares of Common Stock at the current exercise price of $10.00 per share; (b) GE (i) surrendered its rights under the amended equipment service agreement to receive supplemental service fee payments equal to 14% of pretax income (see
Note 1, above) in exchange for (i) the issuance of 7,000 shares of newly issued Convertible Preferred Stock, Series C of the Company, par value $0.001 per share (Series C Preferred Stock) initially convertible, at the option of GE, in the aggregate into 835,821 shares of Common Stock, (ii) warrants (GE Warrants) to purchase up to 250,000 shares of Common Stock at the current exercise price of $10.00 per share, (for which the Company will record a non-recurring expense of approximately $6.0 million in the second quarter of fiscal 1998), and (iii) agreed to exchange all of its InSight Series A Preferred Stock, on the business day (Second Closing) after all waiting periods with respect to GE's filing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, had expired or been terminated, for an additional 20,953 shares of Series C Preferred Stock, initially convertible, at the option of the holders thereof, in the aggregate into 2,501,760 shares of Common Stock; and (c) the Company executed a Credit Agreement with NationsBank, N.A. pursuant to which NationsBank, as agent and lender, provided a total of $125 million in senior secured credit (Bank Financing), including (i) a $50 million term loan facility consisting of a $20 million tranche with increasing amortization over a five-year period and a $30 million tranche with increasing amortization over a seven-year period, principally repayable in years 6 and 7, (ii) a $25 million revolving working capital facility with a five-year maturity, and (iii) a $50 million acquisition facility, which may be increased by up to an additional $25 million upon the satisfaction of certain conditions, including commitments from participating lenders.

The terms of the Series B Preferred Stock and the Series C Preferred Stock (collectively, Preferred Stock) are substantially the same. The Preferred Stock has a liquidation preference of $1,000 per share. It will participate in any dividends paid with respect to the Common Stock. There is no mandatory or optional redemption provision for the Preferred Stock. The Preferred Stock is convertible at an initial conversion price of $8.375 per share.

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

Pursuant to the terms of the Recapitalization, the number of directors comprising the Company's Board of Directors (the Board) is currently fixed at nine. Six directors (Common Stock Directors) are to be elected by the common stockholders, one of whom (Joint Director) is to be proposed by Carlyle and GE and approved by a majority of the Board in its sole discretion. Of the three remaining directors (Preferred Stock Directors), two are to be elected by the holders of the Series B Preferred Stock and one is to be elected by the holders of the Series C Preferred Stock, in each case acting by written consent and without a meeting of the common stockholders. As long as Carlyle and certain affiliates thereof own an aggregate of at least 50% of the Series B Preferred Stock, originally purchased thereby, the holders of the Series B Preferred Stock will have the right to elect two Preferred Stock Directors and as long as Carlyle and certain affiliates thereof own an aggregate of at least 25% of such stock, such holders will have the right to elect one Preferred Stock Director. As long as GE and its affiliates own an aggregate of at least 25% of the Series C Preferred Stock, originally purchased thereby, GE will have the right to elect one Preferred Stock Director. If any such ownership percentage falls below the applicable threshold, the Preferred Stock Director(s) formerly entitled to be elected by Carlyle or GE, as the case may be, will initially be appointed by the Board, and will thereafter be elected by the common stockholders.

At any time after October 22, 1998 all of the Series B Preferred Stock and the Series C Preferred Stock may be converted into a newly created Convertible Preferred Stock, Series D of the Company, par value $0.001 per share (Series D Preferred Stock). The Series D Preferred Stock allows the number of directors to be automatically increased to a number which would permit each of Carlyle and GE, by filling the newly created vacancies, to achieve representation on the Board proportionate to their respective common stock ownership percentages on an as-if-converted basis but would limit such representation to less than two thirds of the Board of Directors for a certain period of time. The Series D Preferred Stock has a liquidation preference of $0.001 per share but no mandatory or optional redemption provision. It will participate in any dividends paid with respect to the Common Stock and is convertible into 6,322,660 shares of Common Stock. The Board will consist of eight directors, five of whom are Common Stock Directors and three of whom are Preferred Stock Directors. The vacancy created for the Joint Director has not yet been filled.

Holders of the Preferred Stock also have a right of first offer with respect to future sales in certain transactions or proposed transactions not involving a public offering by the Company of its Common Stock or securities convertible into Common Stock. Holders of the Preferred Stock are also entitled to certain demand and "piggyback" registration rights.

Set forth below is an unaudited pro forma condensed consolidated balance sheet as of September 30, 1997, as if the transaction described above had occurred on September 30, 1997 (amounts in thousands):

                                                          PRO FORMA
                                                ----------------------------
                                 AS REPORTED      ADJUSTMENTS       TOTAL
                                 -----------    --------------  ------------
                                                         (unaudited)

    Current assets                $   30,025       $      -      $   30,025
    Property and equipment, net       39,198              -          39,198
    Investment in partnerships           425              -             425
    Other assets                          96          3,100           3,196
    Intangible assets                 38,199              -          38,199
                                 -----------     -------------  -------------
                                  $  107,943       $  3,100      $  111,043
                                 -----------     -------------  -------------
                                 -----------     -------------  -------------

    Current liabilities           $   22,648       $ (1,230)     $   21,418
    Long-term liabilities             75,389        (19,822)         55,567
    Minority interest                  2,117              -           2,117
    Stockholders' equity               7,789         24,152          31,941
                                 -----------     -------------  -------------
                                  $  107,943       $  3,100      $  111,043
                                 -----------     -------------  -------------
                                 -----------     -------------  -------------


The unaudited pro forma condensed consolidated balance sheet as of September 30, 1997 gives effect to the issuance of $25 million of Series B Preferred Stock, the draw down of the $50 million term loan and the draw down of approximately $5 million under the working capital loan, which collectively was used to repay approximately $75 million in outstanding notes payable and to pay approximately $5 million in transaction costs related to the Recapitilization and Bank Financing.

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

ACQUISITIONS

InSight believes a consolidation in the diagnostic imaging industry is occurring and is necessary in order to provide surviving companies the opportunity to achieve operating and administrative efficiencies through consolidation. The strategy of InSight is focused on five interrelated initiatives: (i) consolidation of the highly fragmented diagnostic imaging industry through acquisition of organizations which either strategically fit into its regional networking strategy or provide significant cost savings;
(ii) development of a radiology co-source product where InSight will provide management services for radiology departments within hospitals; (iii) development of regional networks of radiology providers and physicians designed to provide the highest quality and most cost-effective unit of diagnostic information to the broadest population in a given market; (iv) development of a network of open MRI systems; and (v) new business initiatives focused on broadening its range of services to managed care organizations, hospitals and physician management companies to include radiology management services; information management services; unbundling of current core services such as billing and collections, technician training and staffing, and asset management and continued evaluation of opportunities with emerging technologies. InSight believes that long-term viability is contingent upon its ability to successfully participate in this industry consolidation. As part of its consolidation strategy, InSight completed three acquisitions during fiscal 1997 and two during fiscal 1998 as follows:

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

In July 1997, InSight completed the acquisition of a Center in Columbus, Ohio. As part of this transaction, InSight also acquired a majority ownership interest in the development of a new Center in Dublin, Ohio. The transactions included the purchase of certain assets, primarily diagnostic equipment, and the assumption of certain equipment related liabilities. The purchase price of approximately $5.5 million and approximately $0.5 million for the Center under development were financed by GE.

In November 1997, InSight completed the acquisition of a Center in Murfreesboro, Tennessee. The Bank Financing discussed below was used to finance the purchase price of approximately $2.7 million.

As discussed below, InSight has an acquisition facility in the amount of $50 million, which may be increased, under certain circumstances to $75 million. InSight believes this facility will enhance its ability to participate in the industry consolidation.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO SEPTEMBER 30, 1996

REVENUES: Revenues increased approximately $5.7 million, or approximately 25.9%, for the three months ended September 30, 1997, compared to the same period in 1996. The increase in revenues was due primarily to the acquisitions discussed above (approximately $3.5 million) and an increase in contract services, patient services and other revenues at existing facilities (approximately $2.2 million).

Contract services revenues increased approximately $1.7 million, or approximately 14.4%, for the three months ended September 30, 1997, compared to the same period in 1996. This increase was due primarily to an increase in revenues due to the acquisitions discussed above (approximately $0.5 million) and an increase in revenues at existing facilities (approximately $1.2 million). The increase at existing facilities was due to higher utilization (approximately 32%) offset by reductions in reimbursement (approximately 4%) from customers, primarily hospitals.

InSight's contract services revenues, primarily earned by its Mobile Facilities, represent approximately 48% of total revenues. Each year approximately one-quarter to one-third of the contract services agreements are subject to renewal. It is expected that some high volume customer accounts will elect not to renew their agreements and instead will purchase or lease their own diagnostic imaging equipment and some customers may choose an alternative services provider. In the past where agreements have not been renewed, the Company has been able to obtain replacement customer accounts; however, it is not always possible to obtain replacement accounts and some replacement accounts have been smaller than the lost account. The non-renewal of a single customer agreement would not have a material impact on InSight's contract services revenues; however, non-renewal of several agreements could have a material impact on contract services revenues.

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

Patient services revenues increased approximately $3.8 million, or approximately 38.2%, for the three months ended September 30, 1997, compared to the same period in 1996. The increase in revenues was due primarily to increased revenues due to the acquisitions discussed above (approximately $3.0 million), and an increase in revenues at existing facilities (approximately $0.8 million). The increase at existing facilities was due to higher utilization (approximately 15%) partially offset by continued declines in reimbursement from third party payors.

Management believes that any future increases in revenues at existing facilities can only be achieved by higher utilization and not by increases in procedure prices since reimbursement is declining; however, excess capacity of diagnostic imaging equipment, increased competition, and the expansion of managed care may impact utilization and make it difficult for the Company to achieve revenue increases in the future, absent the execution of provider agreements with managed care companies and other payors, and the execution of the Company's strategic initiatives. No single source accounts for more than 10% of InSight's revenues.

COSTS OF OPERATIONS: Costs of operations increased approximately $2.9 million, or approximately 15%, for the three months ended September 30, 1997, compared to the same period in 1996. This increase was due primarily to an increase in costs due to the acquisitions discussed above (approximately $2.1 million), and an increase in costs at existing facilities (approximately $0.8 million). The increase at existing facilities was due primarily to increases in costs of services and depreciation and amortization.

Costs of services, including the provision for doubtful accounts, increased approximately $2.1 million, or approximately 16.4%, for the three months ended September 30, 1997, compared to the same period in 1996. The increase in costs was due primarily to an increase in costs due to the acquisitions discussed above (approximately $1.5 million) and an increase in costs at existing facilities (approximately $0.6 million). The increase in costs at existing facilities was due primarily to (i) salary and benefits and (ii) an increase in sales tax and property taxes, offset by reduced costs in service supplies and equipment maintenance.

Equipment leases and depreciation and amortization increased approximately $0.9 million, or approximately 12.5%, for the three months ended September 30, 1997, compared to the same period in 1996. The increase was due primarily to the acquisitions discussed above (approximately $0.5 million) and an increase in costs at existing facilities (approximately $0.4 million). The increase at existing facilities was primarily due to the Company upgrading its existing medical equipment.

Under the terms of the amended equipment maintenance service agreement with GE, GE was entitled to receive a supplemental service fee equal to 14% of pretax income, subject to certain adjustments. During the three months ended September 30, 1997, the Company recorded a provision of approximately $0.4 million in connection with this agreement. The Company's future obligations under this agreement were terminated as part of the Recapitalization. As discussed below, the Company will record a non-recurring expense of approximately $6.0 million in the second quarter of fiscal 1998 in connection with the termination of this agreement.

GROSS PROFIT: Gross profit increased approximately $2.8 million during the three months ended September 30, 1997, compared to the same period in 1996. The increase was due to the acquisitions discussed above (approximately $1.4 million), and an increase at existing facilities (approximately $1.4 million).

CORPORATE OPERATING EXPENSES: Corporate operating expenses increased approximately $0.6 million for the three months ended September 30, 1997, compared to the same period in 1996. The increase was primarily due to additional consulting and legal costs associated with the Company's acquisition activities.

INTEREST EXPENSE, NET:   Interest expense, net increased approximately $0.8
million for the three months ended September 30, 1997, compared to the same period in 1996. The increase was due primarily to additional debt related to the acquisitions discussed above (approximately $0.4 million) and additional debt related to the Company upgrading its existing medical equipment, offset by reduced interest as a result of amortization of long-term debt. The Company anticipates that interest expense, net will decrease in future periods due to (i) the reduction in interest rate and (ii) the extinguishment of approximately $23 million in long-term debt as a result of the Recapitalization and Bank Financing discussed below, offset by additional borrowings as a result of the Company's acquisition activities.

PROVISION FOR INCOME TAXES: During the three months ended September 30, 1997, the Company recorded a provision for income taxes of approximately $431,000. The provision was due primarily as a result of increased income from the Company's operations. The Company's effective tax rate at September 30, 1997 was approximately 28% due to the utilization of certain operating loss carry forwards. The Company did not record a provision for income taxes during the three months ended September 30, 1996.

INCOME PER COMMON SHARE: On a diluted basis, net income per common share was $0.20 for the three months ended September 30, 1997, compared to net income per common share of $0.02 for the three months ended

September 30, 1996. The improvement in net income per common share is the result of (i) increased gross profit, and (ii) an increase in earnings from unconsolidated partnerships, offset by (i) increased corporate operating expenses, (ii) increased interest expense, and (iii) the provision for income taxes.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

InSight operates in a capital intensive, high fixed cost industry that requires significant amounts of working capital to fund operations, particularly the initial start-up and development expenses of new operations and yet is constantly under external pressure to contain costs and reduce prices. Revenues and cash flows have been adversely affected by an increased collection cycle, competitive pressures and major restructurings within the health care industry. This adverse effect on revenues and cash flow is expected to continue, especially in the mobile diagnostic imaging business. Management believes that InSight's long-term success is based upon its ability to successfully execute its five interrelated strategic initiatives.

InSight continues to pursue acquisition opportunities. InSight believes that the expansion of its business through acquisitions is a key factor in achieving and maintaining profitability. Generally, acquisition opportunities are aimed at increasing revenues and profits, and maximizing utilization of existing capacity. Incremental operating profit resulting from future acquisitions will vary depending on geographic location, whether facilities are Mobile or Fixed, the range of services provided and the Company's ability to integrate the acquired businesses into its existing infrastructure. Since the Merger, InSight has completed five acquisitions, as discussed above.

The Company consummated the Recapitalization on October 14, 1997 pursuant to which (a) the Company issued to Carlyle 25,000 shares of Series B Preferred Stock having a liquidation preference of $1,000 per share and warrants to purchase 250,000 shares of InSight Common Stock at the current exercise price of $10.00 per share, generating net proceeds to the Company (after related transaction costs of approximately $2.0 million) of approximately $23.0 million; (b) the Company issued to GE 7,000 shares of Series C Preferred Stock, with a liquidation preference of $1,000 per share, in consideration of the termination of GE's right to receive supplemental service fee payments equal to 14% of InSight's pre-tax income, (for which the Company will record a non-recurring expense of approximately $6.0 million in the second quarter of fiscal 1998), and agreed to issue to GE an additional 20,953 shares of Series C Preferred Stock at the Second Closing in exchange for all of GE's shares of Series A Preferred Stock; and (c) the Company executed a Credit Agreement with NationsBank which, was consummated October 22, 1997 and included, (i) a $50 million term loan facility consisting of a $20 million tranche with increasing amortization over a five-year period and a $30 million tranche with increasing amortization over a seven-year period principally repayable in years 6 and 7, (ii) a $25 million revolving working capital facility with a five-year maturity, and (iii) a $50 million acquisition facility, which may be increased by up to an additional $25 million upon the satisfaction of certain conditions, including commitments from participating lenders. The net proceeds from the Carlyle investment were used to refinance a portion of the outstanding GE indebtedness (approximately $23 million). At the initial funding of the Bank Financing, all of the term loan facility was drawn down to refinance all of the remaining GE indebtedness (approximately $47 million) and approximately $10 million of the revolving facility was drawn down for working capital purposes

InSight's operations are principally dependent on its ability (either directly or indirectly through its hospital customers) to attract referrals from physicians and other health care providers representing a variety of specialties. The Company's eligibility to provide service in response to a referral is often dependent on the existence of a contractual arrangement with the referred patient's insurance carrier (primarily if the insurance is provided by a managed care organization). Managed care contracting has become very competitive and reimbursement schedules are nearing Medicare reimbursement levels.

In connection with the Merger, certain financial accommodations with GE became effective in June 1996. The GE indebtedness was repaid in full from the proceeds of the Carlyle investment and the Bank Financing. The terms of the Series B Preferred Stock and the Series C Preferred Stock, as well as the Bank Financing, contain certain restrictions on InSight's ability to act without first obtaining a waiver or consent from Carlyle, GE and NationsBank.

Working capital increased to approximately $7.4 million at September 30, 1997 from a deficit of approximately $5.7 million at June 30, 1997. This increase in working capital of approximately $13.1 million is primarily due to net income before depreciation and amortization and the reclassification of the current portion of debt to long-term debt as a result of the Bank Financing, offset by the current portion of additional debt incurred as a result of the Company's acquisition strategy discussed above and principal payments on long-term debt. As part of the Bank Financing, the Company has a $25 million working capital facility.

Cash and cash equivalents increased to approximately $8.6 million at September 30, 1997 from approximately $7.1 million at June 30, 1997. This increase of approximately $1.5 million resulted primarily from (i) cash provided by operating activities of (approximately $3.0 million) and (ii) long-term borrowings of (approximately $9.0 million), offset by (i) purchases of property and equipment (approximately $7.3 million), and (ii) payments on debt and capital lease obligations (approximately $3.3 million).

The Company has committed to purchase, at an aggregate cost of approximately $4.0 million, three MRI systems for delivery during the quarter ending December 31, 1998. The Company has obtained commitments to finance the purchase or lease of such equipment; however, the Bank Financing may be used to finance the purchase of such equipment. In addition, the Company has committed to purchase or lease from GE, at an aggregate cost of approximately $20.0 million, including siting costs, 20 open MRI systems for delivery and installation over the next two years. The Company may purchase, lease or upgrade other MRI systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new imaging centers are developed in accordance with the Company's strategic initiatives.

On November 3, 1997, the Company agreed to purchase certain assets, of a multi-modality imaging center in Las Vegas, Nevada, from the trustee in bankruptcy. The Company delivered an earnest money deposit of $700,000 to the trustee, which will be forfeited if the Company fails to complete the transaction by November 18, 1997. The Company expects to finance the purchase price of approximately $11 million from the Bank Financing.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS.

              There are none.

         (b)  REPORTS ON FORM 8-K.

              A current report on Form 8-K was filed with the Securities and Exchange Commission by the Company on July 14, 1997, relating to the acquisition of certain assets of Desmond L. Fischer, M.D. (d/b/a/ Chattanooga Outpatient Center).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     INSIGHT HEALTH SERVICES CORP.


                                     /s/   E. LARRY ATKINS
                                     -------------------------------------
                                     E. Larry Atkins
                                     President and Chief Executive Officer



                                     /s/   THOMAS V. CROAL
                                     --------------------------------------
                                     Thomas V. Croal
                                     Executive Vice President,
                                     Chief Financial Officer and Secretary

                                     November 14, 1997