Form 10-Q
period 1997-12-31
INSIGHT HEALTH SERVICES CORP
filed 1998-02-17
CIK 1012697

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   ----------------

                                     FORM 10-Q
(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1997

                                      OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ___________________.

                           Commission file number 0-28622

                           INSIGHT HEALTH SERVICES CORP.
               (Exact name of registrant as specified in its charter)

               Delaware                                       33-0702770
     ----------------------------                       --------------------
     (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                    Identification No.)

             4400 MacArthur Blvd., Suite 800, Newport Beach, CA 92660
            ---------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)

                                   (714) 476-0733
               ----------------------------------------------------
                (Registrant's telephone number including area code)

                                         N/A
       ---------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

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
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 2,738,637 shares of Common Stock as of February 17, 1998.

               The number of pages in this Form 10-Q is 19.

                INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES

                                    INDEX


                                                                     PAGE NUMBER

PART I.    FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheets as of December 31, 1997
              (unaudited) and June 30, 1997                                  3-4

            Condensed Consolidated Statements of Operations (unaudited)
              for the six months ended December 31, 1997 and 1996              5

            Condensed Consolidated Statements of Operations (unaudited)
              for the three months ended December 31, 1997 and 1996            6

            Condensed Consolidated Statements of Cash Flows (unaudited)
              for the six months ended December 31, 1997 and 1996              7

            Notes to Condensed Consolidated Financial Statements            8-11

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                            12-17

PART II.   OTHER INFORMATION

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                         18

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               18

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  18

SIGNATURES                                                                    19

                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Amounts in thousands)



                                                          December 31,      June 30,
                                                              1997            1997
                                                          ------------     ----------
                        ASSETS                            (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                 $   11,785     $    7,135
  Trade accounts receivable, net                                20,806         15,645
  Other receivables, net                                           283            358
  Other current assets                                           2,645          1,554
                                                            ----------     ----------
    Total current assets                                        35,519         24,692

PROPERTY AND EQUIPMENT, net of accumulated depreciation
  and amortization of $20,010 and $16,203, respectively         47,860         34,488

INVESTMENT IN PARTNERSHIPS                                         463            402
OTHER ASSETS                                                     2,507          5,468
INTANGIBLE ASSETS, net                                          44,271         33,272
                                                            ----------     ----------
                                                            $  130,620     $   98.322
                                                            ----------     ----------
                                                            ----------     ----------



            The accompanying notes are an integral part of these condensed consolidated balance sheets.

                   INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
              (Amounts in thousands, except share and per share data)



                                                                    December 31,      June 30,
                                                                        1997            1997
                                                                    ------------     ----------
                                                                    (Unaudited)
                    LIABILITIES, AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of equipment and other notes                      $    6,107       $   15,462
  Accounts payable and other accrued expenses                           16,306           14,970
                                                                    ----------       ----------
    Total current liabilities                                           22,413           30,432
                                                                    ----------       ----------

LONG-TERM LIABILITIES:
  Equipment and other notes, less current portion                       71,792           57,733
  Other long-term liabilities                                              702            1,472
                                                                    ----------       ----------
    Total long-term liabilities                                         72,494           59,205
                                                                    ----------       ----------

MINORITY INTEREST                                                        2,015            2,000
                                                                    ----------       ----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 3,500,000 shares authorized:
    Convertible Series A preferred stock,
      2,501,760 shares outstanding at June 30, 1997                          -            6,750
    Convertible Series B preferred stock,
      25,000 shares outstanding at December 31, 1997                    23,923                -
    Convertible Series C preferred stock,
      27,953 shares outstanding at December 31, 1997                    13,173                -
  Common stock, $.001 par value, 25,000,000 shares authorized:
    2,734,725 and 2,714,725 shares outstanding at December 31, 1997
    and June 30, 1997, respectively                                          3                3
  Additional paid-in capital                                            23,150           23,100
  Accumulated deficit                                                  (26,551)         (23,168)
                                                                    ----------       ----------
    Total stockholders' equity                                          33,698            6,685
                                                                    ----------       ----------
                                                                    $  130,620       $   98,322
                                                                    ----------       ----------
                                                                    ----------       ----------


            The accompanying notes are an integral part of these condensed consolidated balance sheets.

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
               (Amounts in thousands, except share and per share data)

                                                           Six Months Ended
                                                              December 31,
                                                       -------------------------
                                                          1997           1996
                                                       ----------    -----------
REVENUES:
  Contract services                                    $   26,340     $   23,590
  Patient services                                         28,800         20,470
  Other                                                     1,975          1,048
                                                       ----------     ----------
    Total revenues                                         57,115         45,108
                                                       ----------     ----------

COSTS OF OPERATIONS:
  Costs of services                                        29,767         24,750
  Provision for doubtful accounts                           1,046            858
  Equipment leases                                          9,002          9,091
  Depreciation and amortization                             6,766          4,732
                                                       ----------     ----------
    Total costs of operations                              46,581         39,431
                                                       ----------     ----------

GROSS PROFIT                                               10,534          5,677

CORPORATE OPERATING EXPENSES                                4,256          3,655
PROVISION FOR SUPPLEMENTAL SERVICE FEE TERMINATION          6,309              -
                                                       ----------     ----------

INCOME (LOSS) FROM COMPANY OPERATIONS                         (31)         2,022

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS             324            245
                                                       ----------     ----------

OPERATING INCOME                                              293          2,267

INTEREST EXPENSE, Net                                       3,245          1,795
                                                       ----------     ----------

INCOME (LOSS) BEFORE INCOME TAXES                          (2,952)           472

PROVISION FOR INCOME TAXES                                    431            104
                                                       ----------     ----------

NET INCOME (LOSS)                                      $   (3,383)    $      368
                                                       ----------     ----------
                                                       ----------     ----------

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE       $    (0.49)    $     0.07
                                                       ----------     ----------
                                                       ----------     ----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                         6,862,631      5,433,846
                                                       ----------     ----------
                                                       ----------     ----------


            The accompanying notes are an integral part of these condensed consolidated financial statements.

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
               (Amounts in thousands, except share and per share data)


                                                                Three Months Ended
                                                                   December 31,
                                                            -------------------------
                                                               1997           1996
                                                            ----------     ----------
REVENUES:
  Contract services                                         $   12,928     $   11,867
  Patient services                                              14,987         10,477
  Other                                                          1,364            648
                                                            ----------     ----------
    Total revenues                                              29,279         22,992
                                                            ----------     ----------

COSTS OF OPERATIONS:
  Costs of services                                             15,577         12,568
  Provision for doubtful accounts                                  544            416
  Equipment leases                                               4,490          4,571
  Depreciation and amortization                                  3,559          2,389
                                                            ----------     ----------
    Total costs of operations                                   24,170         19,944
                                                            ----------     ----------

GROSS PROFIT                                                     5,109          3,048

CORPORATE OPERATING EXPENSES                                     1,898          1,886
PROVISION FOR SUPPLEMENTAL SERVICE FEE TERMINATION               6,309              -
                                                            ----------     ----------

INCOME (LOSS) FROM COMPANY OPERATIONS                           (3,098)         1,162

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS                  170            138
                                                            ----------     ----------

OPERATING INCOME (LOSS)                                         (2,928)         1,300

INTEREST EXPENSE, Net                                            1,559            934
                                                            ----------     ----------

INCOME (LOSS) BEFORE INCOME TAXES                               (4,487)           366

PROVISION FOR INCOME TAXES                                           -            104
                                                            ----------     ----------

NET INCOME (LOSS)                                           $   (4,487)    $      262
                                                            ----------     ----------
                                                            ----------     ----------

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE            $    (0.53)    $     0.05
                                                            ----------     ----------
                                                            ----------     ----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                              8,508,776      5,432,977
                                                            ----------     ----------
                                                            ----------     ----------


            The accompanying notes are an integral part of these condensed consolidated financial statements.

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (Amounts in thousands)


                                                                          Six Months Ended
                                                                             December 31,
                                                                      -------------------------
                                                                         1997           1996
                                                                      ----------     ----------
OPERATING ACTIVITIES:
 Net income (loss)                                                    $   (3,383)    $      368
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Total depreciation and amortization                                      6,839          4,857
  Amortization of deferred gain on debt restructure                       (1,319)          (544)
  Provision for supplemental service fee termination                       6,309              -
 Cash provided by (used in) changes in operating working capital:
  Receivables, net                                                        (3,805)           (45)
  Other current assets                                                    (1,191)          (741)
  Accounts payable and other current liabilities                           2,576            109
                                                                      ----------     ----------
      Net cash provided by operating activities                            6,026          4,004
                                                                      ----------     ----------

INVESTING ACTIVITIES:
 Additions to property and equipment                                     (13,452)        (1,393)
 Acquisitions of imaging centers                                         (12,890)        (2,766)
 Other                                                                      (939)           588
                                                                      ----------     ----------
      Net cash used in investing activities                              (27,281)        (3,571)
                                                                      ----------     ----------

FINANCING ACTIVITIES:
 Proceeds from issuance of preferred stock                                23,346              -
 Stock options and warrants exercised                                         50              -
 Payment of loan fees                                                     (2,210)             -
 Payments on debt and capital lease obligations                          (78,455)        (5,074)
 Proceeds from issuance of debt                                           83,159          5,049
 Other                                                                        15              -
                                                                      ----------     ----------
      Net cash provided by (used in) financing activities                 25,905            (25)
                                                                      ----------     ----------

INCREASE IN CASH AND CASH EQUIVALENTS                                      4,650            408

CASH AND CASH EQUIVALENTS:
 Beginning of period                                                       7,135          6,864
                                                                      ----------     ----------
 End of period                                                        $   11,785     $    7,272
                                                                      ----------     ----------
                                                                      ----------     ----------

SUPPLEMENTAL INFORMATION:
 Interest paid                                                        $    3,300     $    1,881
                                                                      ----------     ----------
                                                                      ----------     ----------

            The accompanying notes are an integral part of these condensed consolidated financial statements.

                   INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  MERGER AND RECAPITALIZATION

InSight Health Services Corp. (InSight or Company) is a Delaware corporation formed on February 23, 1996 in connection with the Agreement and Plan of Merger, dated as of February 26, 1996 (Merger Agreement), among American Health Services Corp., a Delaware corporation (AHS), Maxum Health Corp., a Delaware corporation (MHC or Maxum), InSight and two wholly owned subsidiaries of InSight, AHSC Acquisition Company, a Delaware corporation (AHSC Acquisition), and MXHC Acquisition Company, a Delaware corporation (MXHC Acquisition). Pursuant to the terms of the Merger Agreement, (i) AHSC Acquisition merged with and into AHS and MXHC Acquisition merged with and into Maxum (collectively, Merger), (ii) each outstanding share of common stock, par value $.03 per share, of AHS (AHS Common Stock) was converted into the right to receive one-tenth of a share of common stock, par value $.001 per share, of InSight (Common Stock), (iii) each outstanding share of Series B Senior Convertible Preferred Stock, par value $ .03 per share, of AHS (AHS Series B Preferred Stock) which was convertible into 100 shares of AHS Common Stock was converted into the right to receive ten (10) shares of Common Stock, (iv) each outstanding share of Series C Preferred Stock, par value $.03 per share, of AHS (the AHS Series C Preferred Stock), which was issued immediately prior to the consummation of the Merger, was converted into the right to receive 1.25088 shares of Series A Preferred Stock, par value $.001 per share, of InSight (the InSight Series A Preferred Stock), (v) each outstanding share of common stock, par value $.01 per share, of Maxum (Maxum Common Stock) was converted into the right to receive .598 of a share of Common Stock, (vi) each outstanding share of Series B Preferred Stock, par value $.01 per share, of Maxum (the Maxum Series B Preferred Stock), which was issued immediately prior to the consummation of the Merger, was converted into the right to receive 83.392 shares of InSight Series A Preferred Stock, and (vii) each outstanding option, warrant or other right to purchase AHS Common Stock and Maxum Common Stock was converted into the right to acquire, on the same terms and conditions, shares of Common Stock, with the number of shares and exercise price applicable to such option, warrant or other right adjusted based on the applicable exchange ratio for the underlying AHS Common Stock or Maxum Common Stock.

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

At the effective time of the Merger, Maxum Series B Preferred Stock and AHS Series C Preferred Stock issued to GE was converted into the right to receive such number of shares of InSight Series A Preferred Stock that is convertible into such number of shares of Common Stock representing approximately 48% of InSight Common Stock outstanding at the effective time of the Merger (after giving effect to such conversion).

Under an amended equipment maintenance service agreement, GE was also entitled to receive for ten years an annual supplemental service fee equal to 14% of the Company's pretax income, subject to certain adjustments. In connection with the Company's recapitalization described below, GE surrendered its rights under the amended equipment service agreement to receive the supplemental service fee.

The Merger was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. MHC was treated as the acquiror for accounting purposes.

On September 13, 1996, AHS changed its name to InSight Health Corp. (IHC).

On October 14, 1997, InSight consummated a recapitalization (Recapitalization) pursuant to which (a) certain investors affiliated with TC Group, LLC and its affiliates (collectively, Carlyle), a private merchant bank headquartered in Washington, D.C., made a cash investment of $25 million in the Company and received therefor (i) 25,000 shares of newly issued Convertible Preferred Stock, Series B of the Company, par value $0.001 per share (Series B Preferred Stock), initially convertible, at the option of the holders thereof, in the aggregate into 2,985,075 shares of Common Stock, and (ii) warrants (Carlyle Warrants) to purchase up to 250,000 shares of Common Stock at the current exercise price of $10.00 per share; (b) GE (i) surrendered its rights under the amended equipment service agreement to receive supplemental service fee payments equal to 14% of pretax income in exchange for (i) the issuance of 7,000 shares of newly issued Convertible Preferred Stock, Series C of the Company, par value $0.001 per share (Series C Preferred Stock) initially convertible, at the option of GE, in the aggregate into 835,821 shares of Common Stock, (ii) warrants (GE Warrants) to purchase up to 250,000 shares of Common Stock at the current exercise price of $10.00 per share, and (iii) exchanged all of its InSight Series A Preferred Stock for an additional 20,953 shares of Series C
Preferred Stock, initially convertible, at the option of the holders thereof, in the aggregate into 2,501,760 shares of Common Stock; and (c) the Company executed a Credit Agreement with NationsBank, N.A. pursuant to which NationsBank, as agent and lender, provided a total of $125 million in senior secured credit (Bank Financing), including (i) a $50 million term loan facility consisting of a $20 million tranche with increasing amortization over a five- year period and a $30 million tranche with increasing amortization over a seven-year period, principally repayable in years 6 and 7, (ii) a $25 million revolving working capital facility with a five-year maturity, and (iii) a $50 million acquisition facility, which was increased by an additional $25 million on December 19, 1997.

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

For so long as Carlyle and its affiliates own at least 33% of the Series B Preferred Stock or GE and its affiliates own at least 33% of the Series C Preferred Stock, respectively, the approval of at least 67% of the holders of such series of Preferred Stock is required before the Company may take certain actions including, but not limited to, amending its certificate of incorporation or bylaws, changing the number of directors or the manner in which directors are selected, incurring indebtedness in excess of $15 million in any fiscal year, issuing certain equity securities below the then current market price or the then applicable conversion price, acquiring equity interests or assets of entities for consideration equal to or greater than $15 million, and engaging in mergers for consideration equal to or greater than $15 million. The Preferred Stock will vote with the Common Stock on an as-if-converted basis on all matters except the election of directors, subject to an aggregate maximum Preferred Stock percentage of 37% of all votes entitled to be cast on such matters. Assuming the conversion of all of the Series B Preferred Stock into Common Stock and the exercise of all of the Carlyle Warrants, Carlyle would own approximately 31% of the Common Stock of the Company, on a fully diluted basis. Assuming the conversion of all of the Series C Preferred Stock and the exercise of the GE Warrants, GE would own approximately 34% of the Common Stock of the Company, on a fully diluted basis.

Pursuant to the terms of the Recapitalization, the number of directors comprising the Company's Board of Directors (the Board) is currently fixed at nine. Six directors (Common Stock Directors) are to be elected by the common stockholders, one of whom (Joint Director) is to be proposed by Carlyle and GE and approved by a majority of the Board in its sole discretion. Of the three remaining directors (Preferred Stock Directors), two are to be elected by the holders of the Series B Preferred Stock and one is to be elected by the holders of the Series C Preferred Stock, in each case acting by written consent and without a meeting of the common stockholders. As long as Carlyle and certain affiliates thereof own an aggregate of at least 50% of the Series B Preferred Stock, originally purchased thereby, the holders of the Series B Preferred Stock will have the right to elect two Preferred Stock Directors and as long as Carlyle and certain affiliates thereof own an aggregate of at least 25% of such stock, such holders will have the right to elect one Preferred Stock Director. As long as GE and its affiliates own an aggregate of at least 25% of the Series C Preferred Stock, originally purchased thereby, GE will have the right to elect one Preferred Stock Director. If any such ownership percentage falls below the applicable threshold, the Preferred Stock Director(s) formerly entitled to be elected by Carlyle or GE, as the case may be, will be initially appointed by the Board, and will thereafter be elected by the common stockholders. The Board currently consists of eight directors, five of whom are Common Stock Directors and three of whom are Preferred Stock Directors. The vacancy created for the Joint Director has not yet been filled.

At any time after October 22, 1998, all of the Series B Preferred Stock and the Series C Preferred Stock may be converted into a newly created Convertible Preferred Stock, Series D of the Company, par value $0.001 per share (Series D Preferred Stock). The Series D Preferred Stock allows the number of directors to be automatically increased to a number which would permit each of Carlyle and GE, by filling the newly created vacancies, to achieve representation on the Board proportionate to their respective common stock ownership percentages on an as-if-converted basis but would limit such representation to less than two thirds of the Board of Directors for a certain period of time. The Series D Preferred Stock has a liquidation preference of $0.001 per share but no mandatory or optional redemption provision. It will participate in any dividends paid with respect to the Common Stock and is convertible into 6,322,660 shares of Common Stock.

Holders of the Preferred Stock also have a right of first offer with respect to future sales in certain transactions or proposed transactions not involving a public offering by the Company of its Common Stock or securities convertible into Common Stock. Holders of the Preferred Stock are also entitled to certain demand and "piggyback" registration rights.

2.  INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of the Company's Annual Report on Form 10-K for the period ended June 30, 1997 filed with the Securities and Exchange Commission on October 14, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for fair presentation of results for the period have been included. The results of operations for the six months ended December 31, 1997, are not necessarily indicative of the results to be achieved for the full fiscal year.

Certain reclassifications have been made to conform prior year amounts to the current year presentation.

3.  INVESTMENTS IN PARTNERSHIPS

Set forth below is the summarized income statement data of the Company's unconsolidated partnerships (amounts in thousands):




                       Three Months Ended       Six Months Ended
                           December 31,            December 31,
                      --------------------    --------------------
                        1997        1996        1997        1996
                      --------    --------    --------    --------
                           (unaudited)             (unaudited)

Net revenues          $  1,188    $  1,127    $  2,480    $  2,152
Expenses                   825         812       1,720       1,592
                      --------    --------    --------    --------
Net income            $    363    $    315    $    760    $    560
                      --------    --------    --------    --------
                      --------    --------    --------    --------
Equity in earnings
  of partnerships     $    170    $    138    $    324    $    245
                      --------    --------    --------    --------
                      --------    --------    --------    --------

Set forth below is the summarized combined financial data of the Company's three 50% or less owned and controlled entities which are consolidated (amounts in thousands):



                                           December 31,          June 30,
                                               1997                1997
                                           ------------        ------------
                                           (unaudited)

Condensed Combined
Balance Sheet Data:
   Current assets                            $  2,804            $  2,596
   Total assets                                 4,083               4,288
   Current liabilities                            794                 727
   Long-term debt                                 240                 424
   Minority interest equity                     1,663               1,702



                                                Three Months Ended      Six Months Ended
                                                   December 31,            December 31,
                                               --------------------    --------------------
                                                 1997        1996        1997        1996
                                               --------    --------    --------    --------
                                                    (unaudited)             (unaudited)
Condensed Combined Statement
 of Operations Data:
 Net revenues                                  $  1,820    $  1,736    $  3,648    $  3,487
 Expenses                                         1,340       1,294       2,574       2,556
 Provision for center profit distribution           238         230         542         481
                                               --------    --------    --------    --------
 Net income                                    $    242    $    212    $    532    $    450
                                               --------    --------    --------    --------
                                               --------    --------    --------    --------


The provision for center profit distribution shown above represents the minority interest in the income of these combined entities.



5.   INCOME PER COMMON SHARE

In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings Per Share (EPS). SFAS No. 128 replaces primary EPS and fully diluted EPS with basic EPS and diluted EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding. Diluted EPS is computed in the same way as the previously used fully diluted EPS, except that the calculation now uses the average share price for the reporting period to compute dilution from options and warrants under the treasury stock method.

The number of shares used in computing income per common share is equal to the weighted average number of common and common equivalent shares outstanding during the respective period. For the periods ended December 31, 1996, basic EPS is equal to diluted EPS. Common stock equivalents relating to options, warrants and convertible preferred stock are not included for the periods ended December 31, 1997 due to their antidilutive effect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CENTERS IN OPERATION

InSight provides diagnostic imaging, treatment and related management services in 26 states throughout the United States. InSight's services are provided through a network of 36 mobile magnetic resonance imaging ("MRI") facilities ("Mobile Facilities"), 29 fixed-site MRI facilities ("Fixed Facilities"), 13 multi-modality imaging centers ("Centers"), one Leksell Stereotactic Gamma Unit treatment center ("Gamma Knife"), and one radiation oncology center. An additional radiation oncology center is operated by the Company as part of one of its Centers. The Company's operations are located throughout the United States, with a substantial presence in California, primarily Los Angeles county, and northern Texas, primarily the Dallas-Ft. Worth metroplex.

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

ACQUISITIONS

InSight believes a consolidation in the diagnostic imaging industry is occurring and is necessary in order to provide surviving companies the opportunity to achieve operating and administrative efficiencies through consolidation. The strategy of InSight is focused on five interrelated initiatives: (i) consolidation of the highly fragmented diagnostic imaging industry through acquisition of organizations which either strategically fit into its regional networking strategy or provide significant cost savings;
(ii) development of a radiology co-source product where InSight will provide management services for radiology departments within hospitals; (iii) development of regional networks of radiology providers and physicians designed to provide the highest quality and most cost-effective unit of diagnostic information to the broadest population in a given market; (iv) development of a network of open MRI systems; and (v) new business initiatives focused on broadening its range of services to managed care organizations, hospitals and physician management companies to include radiology management services; information management services; unbundling of current core services such as billing and collections, technician training and staffing, and asset management and continued evaluation of opportunities with emerging technologies. InSight believes that long-term viability is contingent upon its ability to successfully participate in this industry consolidation. As part of its consolidation strategy, InSight completed three acquisitions during fiscal 1997 and four to date during fiscal 1998 as follows:

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

In November 1997, InSight completed the acquisition of a Center in Murfreesboro, Tennessee. The Bank Financing discussed below was used to finance the purchase price of approximately $2.3 million.

In November 1997, InSight completed the acquisition of a Fixed Facility in Redwood City, California. The transaction included the purchase of certain assets, primarily diagnostic equipment. The Bank Financing discussed below was used to finance the purchase price of approximately $0.3 million.

In November, 1997, the Company completed the acquisition of a Center in Las Vegas, Nevada. The transaction included the purchase of certain assets, primarily land, building and diagnostic equipment. The Bank Financing discussed below was used to finance the purchase price of approximately $10.3 million.

As discussed below, InSight has an acquisition facility in the amount of $75 million, of which approximately $62 million remains available to the Company. InSight believes this facility will enhance its ability to participate in the industry consolidation.

RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO DECEMBER 31, 1996

REVENUES: Revenues increased approximately $12.0 million, or approximately 26.6%, for the six months ended December 31, 1997, compared to the same period in 1996. The increase in revenues was due primarily to the acquisitions discussed above (approximately $7.8 million) and an increase in contract services, patient services and other revenues at existing facilities (approximately $4.2 million).

Contract services revenues increased approximately $2.8 million, or approximately 11.7%, for the six months ended December 31, 1997, compared to the same period in 1996. This increase was due primarily to the acquisitions discussed above (approximately $1.0 million) and an increase in revenues at existing facilities (approximately $1.8 million). The increase at existing facilities was due to higher utilization (approximately 8%) offset by reductions in reimbursement (approximately 2%) from customers, primarily hospitals.

InSight's contract services revenues, primarily earned by its Mobile Facilities, represent approximately 46% of total revenues. Each year approximately one-quarter to one-third of the contract services agreements are subject to renewal. It is expected that some high volume customer accounts will elect not to renew their agreements and instead will purchase or lease their own diagnostic imaging equipment and some customers may choose an alternative services provider. In the past where agreements have not been renewed, the Company has been able to obtain replacement customer accounts; however, it is not always possible to obtain replacement accounts and some replacement accounts have been smaller than the lost account. The non-renewal of a single customer agreement would not have a material impact on InSight's contract services revenues; however, non-renewal of several agreements could have a material impact on contract services revenues.

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

Patient services revenues increased approximately $8.3 million, or approximately 40.7%, for the six months ended December 31, 1997, compared to the same period in 1996. The increase in revenues was due primarily to the acquisitions discussed above (approximately $6.8 million), and an increase in revenues at existing facilities (approximately $1.5 million). The increase at existing facilities was due to higher utilization (approximately 11%) partially offset by nominal declines in reimbursement from third party payors.

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

COSTS OF OPERATIONS: Costs of operations increased approximately $7.2 million, or approximately 18.1%, for the six months ended December 31, 1997, compared to the same period in 1996. This increase was due primarily to an increase in costs due to the acquisitions discussed above (approximately $5.0 million), and an increase in costs at existing facilities (approximately $2.2 million). The increase at existing facilities was due primarily to increases in costs of services and depreciation and amortization.

Costs of services, including the provision for doubtful accounts, increased approximately $5.2 million, or approximately 20.3%, for the six months ended December 31, 1997, compared to the same period in 1996. The increase in costs was due primarily to the acquisitions discussed above (approximately $3.8 million) and an increase in costs at existing facilities (approximately $1.4 million). The increase in costs at existing facilities was due primarily to (i) salary and benefits and (ii) an increase in sales tax and property taxes, offset by reduced costs in service supplies and equipment maintenance.

Equipment leases and depreciation and amortization increased approximately $1.9 million, or approximately 14.1%, for the six months ended December 31, 1997, compared to the same period in 1996. The increase was due primarily to the acquisitions discussed above (approximately $1.3 million) and an increase in costs at existing facilities (approximately $0.6 million). The increase at existing facilities was primarily due to the Company upgrading its existing diagnostic medical equipment.

GROSS PROFIT: Gross profit increased approximately $4.9 million during the six months ended December 31, 1997, compared to the same period in 1996. The increase was due to the acquisitions discussed above (approximately $2.8 million), and an increase at existing facilities (approximately $2.1 million).

CORPORATE OPERATING EXPENSES: Corporate operating expenses increased approximately $0.6 million for the six months ended December 31, 1997, compared to the same period in 1996. The increase was primarily due to additional consulting, legal and travel costs associated with the Company's acquisition activities.

PROVISION FOR SUPPLEMENTAL SERVICE FEE TERMINATION: As part of the Recapitalization and Bank Financing discussed below, the Company issued to GE 7,000 shares of Series C Preferred Stock to terminate GE's rights to receive supplemental service fee payments equal to 14% of InSight's pre-tax income. The Series C Preferred Stock was valued at $7.0 million and the Company recorded a one-time provision of approximately $6.3 million, net of amounts previously accrued, for the Preferred Stock issuance.

INTEREST EXPENSE NET: Interest expense, net increased approximately $1.5 million for the six months ended December 31, 1997, compared to the same period in 1996. The increase was due primarily to additional debt related to the acquisitions discussed above (approximately $1.5 million) and additional debt related to the Company upgrading its existing diagnostic medical equipment, offset by reduced interest as a result of (i) the reduction in interest rate and the extinguishment of approximately $23 million in long-term debt as a result of the Recapitalization and Bank Financing discussed below (approximately $0.5 million), and (ii) amortization of long-term debt.

PROVISION FOR INCOME TAXES: During the six months ended December 31, 1997, the Company recorded a provision for income taxes of approximately $431,000. The provision was due primarily to increased income from the Company's operations and reflects the anticipated tax rate for the full fiscal year.

INCOME (LOSS) PER COMMON SHARE: On a basic and diluted basis, net (loss) per common share was ($0.49) for the six months ended December 31, 1997, compared to net income per common share of $0.07 for the same period in 1996. Excluding the one-time provision for supplemental service fee termination, net income per common share on a diluted basis would have been $0.42. The improvement in net income per common share before provision for supplemental service fee termination is the result of (i) increased gross profit, (ii) an increase in earnings from unconsolidated partnerships, offset by (i) increased corporate operating expenses, (ii) increased interest expense, and
(iii) the provision for income taxes.

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO DECEMBER 31, 1996

REVENUES: Revenues increased approximately $6.3 million, or approximately 27.3%, for the three months ended December 31, 1997, compared to the same period in 1996. The increase in revenues was due primarily to the acquisitions discussed above (approximately $4.3 million) and an increase in contract services, patient services and other revenues at existing facilities (approximately $2.0 million).

Contract services revenues increased approximately $1.1 million, or approximately 8.9%, for the three months ended December 31, 1997, compared to the same period in 1996. This increase was due primarily to the acquisitions discussed above (approximately $0.6 million) and an increase in revenues at existing facilities (approximately $0.5 million). The increase at existing facilities was due to higher utilization (approximately 6%) offset by reductions in reimbursement (approximately 2%) from customers, primarily hospitals.

Patient services revenues increased approximately $4.5 million, or approximately 43.0%, for the three months ended December 31, 1997, compared to the same period in 1996. The increase in revenues was due primarily to the acquisitions discussed above (approximately $3.8 million), and an increase in revenues at existing facilities (approximately $0.7 million). The increase at existing facilities was due to higher utilization (approximately 6%) partially offset by nominal declines in reimbursement from third party payors.

COSTS OF OPERATIONS: Costs of operations increased approximately $4.2 million, or approximately 21.2%, for the three months ended December 31, 1997, compared to the same period in 1996. This increase was due primarily to the acquisitions discussed above (approximately $2.9 million), and an increase in costs at existing facilities (approximately $1.3 million). The increase at existing facilities was due primarily to increases in costs of services and depreciation expense, primarily related to the Company upgrading its existing diagnostic medical equipment.

Costs of services, including the provision for doubtful accounts, increased approximately $3.1 million, or approximately 24.2%, for the three months ended December 31, 1997, compared to the same period in 1996. The increase in costs was due primarily to the acquisitions discussed above (approximately $2.1 million) and an increase in costs at existing facilities (approximately $1.0 million). The increase in costs at existing facilities was due primarily to (i) salary and benefits and (ii) an increase in service supplies, offset by reduced costs in equipment maintenance.

Equipment leases and depreciation and amortization increased approximately $1.1 million, or approximately 15.6%, for the three months ended December 31, 1997, compared to the same period in 1996. The increase was due primarily to the acquisitions discussed above (approximately $0.7 million) and an increase in costs at existing facilities (approximately $0.4 million). The increase at existing facilities was primarily due to the Company upgrading its existing diagnostic medical equipment.

GROSS PROFIT: Gross profit increased approximately $2.1 million during the three months ended December 31, 1997, compared to the same period in 1996. The increase was due to the acquisitions discussed above (approximately $1.4 million), and an increase at existing facilities (approximately $0.7 million).

CORPORATE OPERATING EXPENSES: Corporate operating expenses increased approximately $0.1 million for the three months ended December 31, 1997, compared to the same period in 1996. The increase was primarily due to additional consulting and travel costs associated with the Company's acquisition activities.

PROVISION FOR SUPPLEMENTAL SERVICE FEE TERMINATION: As part of the Recapitalization and Bank Financing discussed below, the Company issued to GE 7,000 shares of Series C Preferred Stock to terminate GE's rights to receive supplemental service fee payments equal to 14% of InSight's pre-tax income. The Series C Preferred Stock was valued at $7.0 million and the Company recorded a one-time provision of approximately $6.3 million , net of amounts previously accrued, for the Preferred Stock issuance.

INTEREST EXPENSE, NET:   Interest expense, net increased approximately $0.6
million for the three months ended December 31, 1997, compared to the same period in 1996. The increase was due primarily to additional debt related to the acquisitions discussed above (approximately $0.8 million) and additional debt related to the Company upgrading its existing diagnostic medical equipment, offset by reduced interest as a result of (i) the reduction in interest rate and the extinguishment of approximately $23 million in long-term debt as a result of the Recapitalization and Bank Financing discussed below (approximately $0.5 million), and (ii) amortization of long-term debt.

PROVISION FOR INCOME TAXES: During the three months ended December 31, 1997, the Company did not record a provision for income taxes due to the loss resulting from the provision for supplemental service fee termination.

INCOME (LOSS) PER COMMON SHARE:  On a basic and diluted basis, net income
(loss) per common share was ($0.53) for the three months ended December 31, 1997, compared to net income per common share of $0.05 for the same period in 1996. Excluding the one-time provision for supplemental service fee termination, net income per common share on a diluted basis would have been $0.21. The improvement in net income per common share before the provision for supplemental service fee termination is the result of (i) increased gross profit, (ii) an increase in earnings from unconsolidated partnerships, and
(iii) a reduction in the provision for income taxes offset by (i) increased corporate operating expenses and (ii) increased interest expense.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

InSight operates in a capital intensive, high fixed cost industry that requires significant amounts of working capital to fund operations, particularly the initial start-up and development expenses of new operations, and yet is constantly under external pressure to contain costs and reduce prices. Revenues and cash flows have been adversely affected by an increased collection cycle, competitive pressures and major restructurings within the health care industry. This adverse effect on revenues and cash flow is expected to continue, especially in the mobile diagnostic imaging business. Management believes that InSight's long-term success is based upon its ability to successfully execute its five interrelated strategic initiatives.

InSight continues to pursue acquisition opportunities. InSight believes that the expansion of its business through acquisitions is a key factor in achieving and maintaining profitability. Generally, acquisition opportunities are aimed at increasing revenues and profits, and maximizing utilization of existing capacity. Incremental operating profit resulting from future acquisitions will vary depending on geographic location, whether facilities are Mobile or Fixed, the range of services provided and the Company's ability to integrate the acquired businesses into its existing infrastructure. Since the Merger, InSight has completed six acquisitions, as discussed above.

The Company consummated the Recapitalization on October 14, 1997 pursuant to which (a) the Company issued to Carlyle 25,000 shares of Series B Preferred Stock having a liquidation preference of $1,000 per share and warrants to purchase 250,000 shares of InSight Common Stock at the current exercise price of $10.00 per share, generating net proceeds to the Company (after related transaction costs of approximately $2.0 million) of approximately $23.0 million; (b) the Company issued to GE 7,000 shares of Series C Preferred Stock, with a liquidation preference of $1,000 per share, in consideration of the termination of GE's right to receive supplemental service fee payments equal to 14% of InSight's pre-tax income, and issued to GE an additional 20,953 shares of Series C Preferred Stock in exchange for all of GE's shares of Series A Preferred Stock; and (c) the Company executed a Credit Agreement with NationsBank which, was consummated October 22, 1997 and included, (i) a $50 million term loan facility consisting of a $20 million tranche with increasing amortization over a five-year period and a $30 million tranche with increasing amortization over a seven-year period principally repayable in years 6 and 7, (ii) a $25 million revolving working capital facility with a five-year maturity, and (iii) a $50 million acquisition facility, which was increased by an additional $25 million on December 19, 1997. The net proceeds from the Carlyle investment were used to refinance a portion of the outstanding GE indebtedness (approximately $23 million). At the initial funding of the Bank Financing, all of the term loan facility was drawn down to refinance all of the remaining GE indebtedness (approximately $47 million) and approximately $10 million of the revolving facility was drawn down for working capital purposes.

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

Working capital increased to approximately $13.1 million at December 31, 1997 from a deficit of approximately $5.7 million at June 30, 1997. This increase in working capital of approximately $18.8 million is primarily due to

(i) net income before depreciation and amortization, (ii) the repayment of approximately $23.0 million in long-term debt, and (iii) and the reclassification of the current portion of debt to long-term debt as a result of the Bank Financing, offset by the current portion of additional debt incurred as a result of the Company's acquisition strategy discussed above
and principal payments on long-term debt.   As part of the Bank Financing,
the Company has a $25 million working capital facility, of which $14 million was available to the Company as of December 31, 1997.

Cash and cash equivalents increased to approximately $11.8 million at December 31, 1997 from approximately $7.1 million at June 30, 1997. This increase of approximately $4.7 million resulted primarily from (i) net income before depreciation, amortization and provision for supplemental service fee (approximately $8.4 million), (ii) proceeds from issuance of preferred stock (approximately $23.3 million), (iii) proceeds from issuance of debt, net of loan fees (approximately $80.9 million), and (iv) an increase in accounts payable and other current liabilities. The increase was offset by (i) payments on long-term debt (approximately $78.4 million), (ii) additions to property and equipment (approximately $13.5 million), (iii) acquisitions of imaging centers (approximately $12.9 million), and (iv) an increase in receivables and other current assets.

The Company has committed to purchase, at an aggregate cost of approximately $5.6 million, three MRI systems for delivery during the quarter ending March 31, 1998. The Bank Financing may be used to finance the purchase of such equipment. In addition, the Company has committed to purchase or lease from GE, at an aggregate cost of approximately $24 million, including siting costs, 20 open MRI systems for delivery and installation over the next two years. The Company may purchase, lease or upgrade other MRI systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new imaging centers are developed in accordance with the Company's strategic initiatives. As of December 31, 1997, the Company has installed three of the open MRI systems.

The Company has assessed and continues to assess the impact of the Year 2000 Issue on its reporting systems and operations. The Year 2000 Issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, date sensitive systems may recognize the Year 2000 as 1900 or not at all. This inability to recognize or properly treat Year 2000 may cause the Company's systems to process critical financial and operational information incorrectly. The Company has developed a plan to modify existing computer systems and applications, but the Company has not determined the final amounts necessary to modify existing computer systems and applications. If the Company's remediation plan is not successful, there could be a significant disruption of the Company's ability to transact business with its customers and suppliers.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) The following is a list of securities sold by the Company during the period covered by this report on Form 10-Q which, pursuant to the exemption provided under Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"), were not registered under the Securities Act:

      1. On October 14, 1997, the Company issued to Carlyle, in consideration of a $25 million cash investment in the Company, 25,000 shares of Series B Preferred Stock and warrants to purchase up to 250,000 shares of Common Stock at the current exercise price of $10.00 per share. The Company also issued to GE (i) on October 14, 1997, in consideration of the surrender of GE's rights to the supplemental service fee described in Part I, Item 2 above, 7,000 shares of Series C Preferred Stock and warrants to purchase up to 250,000 shares of Common Stock at the current exercise price of $10.00 per share, and (ii) on November 20, 1997, in exchange for all of GE's InSight Series A Preferred Stock, an additional 20,953 shares of Series C Preferred Stock.

      2. On November 6, 1997, the Company issued to the Estate of Cal Kovens, pursuant to the exercise of warrants and in consideration of a cash payment of $50,000, 20,000 shares of Common Stock.

      3. On October 14, 1997, in lieu of an automatic grant under the Company's 1996 Directors' Stock Option Plan to the two directors elected by the holders of the Series B Preferred Stock, at the request of such directors the Company issued to TC Group, LLC, a Carlyle affiliate, a warrant to purchase 30,000 shares of Common Stock at an exercise price of $7.25 per share, which vests cumulatively at the rate of 833.33 shares per month and is exercisable at any time up to October 14, 2007. On November 20, 1997, in lieu of an automatic grant under the Company's 1996 Directors' Stock Option Plan to the director elected by the holder of the Series C Preferred Stock, at the request of such director the Company issued to GE a warrant to purchase
15,000 shares of Common Stock at an exercise price of $10.00 per share, which vests cumulatively at the rate of 416.67 shares per month and is exercisable at any time up to November 20, 2007.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)-(c) On October 14, 1997, in accordance with the terms of the Series
B Preferred Stock, each of David W. Dupree and Glenn A. Youngkin was elected a director by the holders of the Series B Preferred Stock acting by written consent. On November 20, 1997, in accordance with the terms of the Series C Preferred Stock, Michael E. Aspinwall was elected a director by the holder of the Series C Preferred Stock acting by written consent.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS.


          10.29     Credit Agreement dated as of October 14, 1997 among the
                    Company as Borrower, certain subsidiaries of the Company as Guarantors, the several lenders named therein and NationsBank, N.A. as lender and agent, filed herewith.
          10.30     First Amendment to Credit Agreement dated as of November 17,
                    1997, filed herewith.
          10.31     Second Amendment to Credit Agreement and Assignment dated as
                    December 19, 1997, file herewith.

          (b)  REPORTS ON FORM 8-K.

          Amendments to current reports on Form 8-K/A were filed with the SEC by the Company on August 15, 1997 and September 15, 1997 relating to the acquisition of certain assets of Mobile Imaging Consortium, Limited Partnership and Mobile Imaging Consortium, New Hampshire, and relating to the acquisition of certain assets of Desmond L. Fischer, M.D. (d/b/a/ Chattanooga Outpatient Center), respectively.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   INSIGHT HEALTH SERVICES CORP.





                                   /s/   E. Larry Atkins
                                   -------------------------------------------
                                   E. Larry Atkins
                                   President and Chief Executive Officer





                                   /s/   Thomas V. Croal
                                   -------------------------------------------
                                   Thomas V. Croal
                                   Executive Vice President,
                                   Chief Financial Officer and Secretary

                                   February 17, 1998