Form 10-Q
period 1998-03-31
INSIGHT HEALTH SERVICES CORP
filed 1998-05-13
CIK 1012697

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                              --------------------------

                                      FORM 10-Q
(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

                                          OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to              .
                                    ------------    -------------

                            Commission file number 0-28622

                            INSIGHT HEALTH SERVICES CORP.
                (Exact name of registrant as specified in its charter)

                  Delaware                             33-0702770
    -----------------------------------         -------------------------
       (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or organization)             Identification No.)

               4400 MacArthur Blvd., Suite 800, Newport Beach, CA 92660
       ------------------------------------------------------------------------
                       (Address of principal executive offices)  (Zip Code)

                                    (949) 476-0733
                 ---------------------------------------------------
                 (Registrant's telephone number including area code)

                                         N/A
         --------------------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes        X       No
                            ---------------    ---------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 2,808,923 shares of Common Stock as April 30, 1998.

The number of pages in this Form 10-Q is 21.

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES

                                        INDEX

                                                                     PAGE NUMBER
                                                                     -----------

PART I.    FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheets as of
               March 31, 1998 (unaudited) and June 30, 1997                3-4

            Condensed Consolidated Statements of Operations (unaudited)
               for the nine months ended March 31, 1998 and 1997             5

            Condensed Consolidated Statements of Operations (unaudited)
               for the three months ended March 31, 1998 and 1997            6

            Condensed Consolidated Statements of Cash Flows (unaudited)
               for the nine months ended March 31, 1998 and 1997             7

            Notes to Condensed Consolidated Financial Statements          8-12

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                          13-19


PART II.   OTHER INFORMATION

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                       19

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             19

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                19

SIGNATURES                                                                  20

                           PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Amounts in thousands)

                                                                  March 31,       June 30,
                                                                    1998            1997
                                                                 -----------    -----------
                               ASSETS                            (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                      $   9,650      $   7,135
   Trade accounts receivable, net                                    21,674         15,645
   Other receivables, net                                               330            358
   Other current assets                                               2,149          1,554
                                                                  ---------      ---------
      Total current assets                                           33,803         24,692

PROPERTY AND EQUIPMENT, net of accumulated depreciation
   and amortization of $26,989 and $16,203, respectively             46,745         34,488

INVESTMENT IN PARTNERSHIPS                                              495            402
OTHER ASSETS                                                          2,471          5,468
INTANGIBLE ASSETS, net                                               43,273         33,272
                                                                  ---------      ---------
                                                                  $ 126,787      $  98,322
                                                                  ---------      ---------
                                                                  ---------      ---------


                 The accompanying notes are an integral part of these
                        condensed consolidated balance sheets.

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Amounts in thousands, except share data)

                                                                       March 31,       June 30,
                                                                         1998           1997
                                                                      -----------    -----------
                                                                      (Unaudited)
            LIABILITIES AND STOCKHOLDER EQUITY
CURRENT LIABILITIES:
  Current portion of equipment and other notes                         $   5,706      $  15,462
  Accounts payable and other accrued expenses                             14,905         14,970
                                                                       ---------      ---------
     Total current liabilities                                            20,611         30,432
                                                                       ---------      ---------

LONG-TERM LIABILITIES:
  Equipment and other notes, less current portion                         67,781         57,733
  Other long-term liabilities                                                680          1,472
                                                                       ---------      ---------
     Total long-term liabilities                                          68,461         59,205
                                                                       ---------      ---------

MINORITY INTEREST                                                          1,871          2,000
                                                                       ---------      ---------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 3,500,000 shares authorized:
     Convertible Series A preferred stock,
       2,501,760 shares outstanding at June 30, 1997                           -          6,750
     Convertible Series B preferred stock,
       25,000 shares outstanding as March 31, 1998                        23,932              -
     Convertible Series C preferred stock,
       27,953 shares outstanding at March 31, 1998                        13,173              -
  Common stock, $.001 par value, 25,000,000 shares authorized:
     2,799,463 and 2,714,725 shares outstanding at March 31, 1998
     and June 30, 1997, respectively                                           3              3
  Additional paid-in capital                                              23,366         23,100
  Accumulated deficit                                                    (24,621)       (23,168)
                                                                       ---------      ---------
     Total stockholders' equity                                           35,844          6,685
                                                                       ---------      ---------

                                                                       $ 126,787      $  98,322
                                                                       ---------      ---------
                                                                       ---------      ---------


                 The accompanying notes are an integral part of these
                        condensed consolidated balance sheets.

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
               (Amounts in thousands, except share and per share data)

                                                                          Nine Months Ended
                                                                              March 31,
                                                                      --------------------------
                                                                         1998           1997
                                                                      -----------    -----------
REVENUES:
  Contract services                                                    $  39,186      $  35,186
  Patient services                                                        43,855         31,153
  Other                                                                    2,632          1,790
                                                                       ---------      ---------
    Total revenues                                                        85,673         68,129
                                                                       ---------      ---------

COSTS OF OPERATIONS:
  Costs of services                                                       44,513         37,386
  Provision of doubtful accounts                                           1,525          1,116
  Equipment leases                                                        12,983         13,822
  Depreciation and amortization                                           10,670          7,203
                                                                       ---------      ---------
    Total costs of operations                                             69,691         59,527
                                                                       ---------      ---------
GROSS PROFIT                                                              15,982          8,602

CORPORATE OPERATING EXPENSES                                               6,510          5,343
PROVISION FOR SUPPLEMENTAL SERVICE FEE TERMINATION                         6,309              -
                                                                       ---------      ---------
INCOME FROM COMPANY OPERATIONS                                             3,163          3,259

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS                            480            364
                                                                       ---------      ---------
OPERATING INCOME                                                           3,643          3,623

INTEREST EXPENSE, net                                                      4,665          2,741
                                                                       ---------      ---------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                           (1,022)           882

PROVISION FOR INCOME TAXES                                                   431            134
                                                                       ---------      ---------
NET INCOME (LOSS)                                                      $  (1,453)     $     748
                                                                       ---------      ---------
                                                                       ---------      ---------

INCOME (LOSS) PER COMMON AND PREFERRED SHARE:
  Basic                                                                $   (0.19)     $    0.14
                                                                       ---------      ---------
                                                                       ---------      ---------
  Diluted                                                              $   (0.19)     $    0.14
                                                                       ---------      ---------
                                                                       ---------      ---------
WEIGHTED AVERAGE NUMBER OF COMMON AND PREFERRED SHARES OUTSTANDING:
  Basic                                                                7,589,549      5,213,882
                                                                       ---------      ---------
                                                                       ---------      ---------
  Diluted                                                              7,589,549      5,444,308
                                                                       ---------      ---------
                                                                       ---------      ---------


                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
               (Amounts in thousands, except share and per share data)

                                                                          Three Months Ended
                                                                              March 31,
                                                                      --------------------------
                                                                         1998           1997
                                                                      -----------    -----------
REVENUES:
  Contract services                                                    $  12,846      $  11,596
  Patient services                                                        15,056         10,695
  Other                                                                      657            742
                                                                       ---------      ---------
     Total revenues                                                       28,559         23,033
                                                                       ---------      ---------

COSTS OF OPERATIONS:
  Costs of services                                                       14,745         12,647
  Provision for doubtful accounts                                            480            258
  Equipment leases                                                         3,981          4,732
  Depreciation and amortization                                            3,905          2,471
                                                                       ---------      ---------
     Total costs of operations                                            23,111         20,108
                                                                       ---------      ---------
GROSS PROFIT                                                               5,448          2,925

CORPORATE OPERATING EXPENSES                                               2,254          1,688
                                                                       ---------      ---------
INCOME FROM COMPANY OPERATIONS                                             3,194          1,237

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS                            156            120
                                                                       ---------      ---------
OPERATING INCOME                                                           3,350          1,357

INTEREST EXPENSE, net                                                      1,420            947
                                                                       ---------      ---------
INCOME BEFORE PROVISION FOR INCOME TAXES                                   1,930            410

PROVISION FOR INCOME TAXES                                                     -             30
                                                                       ---------      ---------
NET INCOME                                                             $   1,930      $     380
                                                                       ---------      ---------
                                                                       ---------      ---------

INCOME (LOSS) PER COMMON AND PREFERRED SHARE:
  Basic                                                                $    0.21      $    0.07
                                                                       ---------      ---------
                                                                       ---------      ---------
  Diluted                                                              $    0.20      $    0.07
                                                                       ---------      ---------
                                                                       ---------      ---------
WEIGHTED AVERAGE NUMBER OF COMMON AND PREFERRED SHARES OUTSTANDING:
  Basic                                                                9,075,693      5,216,485
                                                                       ---------      ---------
                                                                       ---------      ---------
  Diluted                                                              9,493,304      5,438,545
                                                                       ---------      ---------
                                                                       ---------      ---------


                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (Amounts in thousands)

                                                                          Nine Months Ended
                                                                              March 31,
                                                                      --------------------------
                                                                         1998           1997
                                                                      -----------    -----------
OPERATING ACTIVITIES:
 Net income (loss)                                                     $  (1,453)     $     748
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Total depreciation and amortization                                    10,786          7,360
   Amortization of deferred gain on debt restructure                      (1,355)          (797)
   Provision for supplemental service fee termination                      6,309              -
 Cash provided by (used in) changes in operating working capital:
   Receivables, net                                                       (4,720)          (466)
   Other current assets                                                     (695)          (490)
   Accounts payable and other current liabilities                          1,189            281
                                                                       ---------      ---------
       Net cash provided by operating activities                          10,061          6,636
                                                                       ---------      ---------

INVESTING ACTIVITIES:
 Additions to property and equipment                                     (15,233)        (2,407)
 Acquisitions of imaging centers                                         (12,890)        (2,766)
 Other                                                                      (988)           351
                                                                       ---------      ---------
       Net cash used in investing activities                             (29,111)        (4,822)
                                                                       ---------      ---------

FINANCING ACTIVITIES:
 Proceeds from issuance of preferred stock                                23,346              -
 Stock options and warrants exercised                                        266              -
 Payment of loan fees                                                     (2,210)             -
 Payments on debt and capital lease obligations                          (82,985)        (7,727)
 Proceeds from issuance of debt                                           83,277          5,139
 Other                                                                      (129)           414
                                                                       ---------      ---------
       Net cash provided by (used in) financing activities                21,565         (2,174)
                                                                       ---------      ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           2,515           (360)

CASH AND CASH EQUIVALENTS:
 Beginning of period                                                       7,135          6,864
                                                                       ---------      ---------
 End of period                                                         $   9,650      $   6,504
                                                                       ---------      ---------
                                                                       ---------      ---------

SUPPLEMENTAL INFORMATION:
 Interest paid                                                         $   4,476      $   1,969
                                                                       ---------      ---------
                                                                       ---------      ---------


                 The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited))



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

Concurrent with the consummation of the Merger, AHS and MHC completed a debt restructuring with General Electric Company (GE), the primary creditor of MHC and AHS. This restructuring resulted in the reduction of certain debt and operating lease obligations and cancellation of certain stock warrants of MHC and AHS in exchange for, among other things, the issuance to GE, immediately prior to the consummation of the Merger, of Maxum Series B Preferred Stock and AHS Series C Preferred Stock. At the effective time of the Merger, Maxum Series B Preferred Stock and AHS Series C Preferred Stock issued to GE was converted into the right to receive such number of shares of InSight Series A Preferred Stock that was convertible into such number of shares of Common Stock representing approximately 48% of Common Stock outstanding at the effective time of the Merger (after giving effect to such conversion).

Under an amended equipment service agreement, GE was also entitled to receive for ten years an annual supplemental service fee equal to 14% of the Company's pretax income, subject to certain adjustments. In connection with the Company's recapitalization described below, GE surrendered its rights under the amended equipment service agreement to receive the supplemental service fee.

The Merger was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. MHC was treated as the acquiror for accounting purposes.

On September 13, 1996, AHS changed its name to InSight Health Corp. (IHC).

On October 14, 1997, InSight consummated a recapitalization (Recapitalization) pursuant to which (a) certain investors affiliated with TC Group, LLC and its affiliates (collectively, Carlyle), a private merchant bank headquartered in Washington, D.C., made a cash investment of $25 million in the Company and received therefor (i) 25,000 shares of newly issued Convertible Preferred Stock, Series B of the Company, par value $0.001 per share (Series B Preferred Stock), initially convertible, at the option of the holders thereof, in the aggregate into 2,985,075 shares of Common Stock, and (ii) warrants (Carlyle Warrants) to purchase up to 250,000 shares of Common Stock at an exercise price of $10.00 per share; (b) GE (i) surrendered its rights under the amended equipment service agreement to receive supplemental service fee payments equal to 14% of pretax income in exchange for (i) the issuance of 7,000 shares of newly issued Convertible Preferred Stock, Series C of the Company, par value $0.001 per share (Series C Preferred Stock), initially convertible, at the option of GE, in the aggregate into 835,821 shares of Common Stock, (ii) warrants (GE Warrants) to purchase up to 250,000 shares of Common Stock at an exercise price of $10.00 per share, and (iii) exchanged all of its InSight Series A Preferred Stock for an additional 20,953 shares of Series C Preferred Stock, initially convertible, at the option of GE, in the aggregate into 2,501,760 shares of Common Stock; and (c) the Company executed a Credit Agreement with NationsBank, N.A. pursuant to which NationsBank, as agent and lender, provided a total of $125 million in senior secured credit financing (Bank Financing), including (i) a $50 million term loan facility consisting of a $20 million tranche with increasing amortization over a five-year period and a $30 million tranche with increasing amortization over a seven-year period, principally repayable in years 6 and 7, (ii) a $25 million revolving working capital facility with a five-year maturity, and (iii) a $50 million acquisition facility. On
December 19, 1997, the Bank Financing was increased to a total of $150 million by converting $10 million of outstanding debt under the acquisition facility to the seven-year tranche (which was thereby increased to $40 million) and increasing the acquisition facility to $65 million.

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

For so long as Carlyle and its affiliates own at least 33% of the Series B Preferred Stock or GE and its affiliates own at least 33% of the Series C Preferred Stock, respectively, the approval of at least 67% of the holders of such series of Preferred Stock is required before the Company may take certain actions including, but not limited to, amending its certificate of incorporation or bylaws, changing the number of directors or the manner in which directors are selected, incurring indebtedness in excess of $15 million in any fiscal year, issuing certain equity securities below the then current market price or the then applicable conversion price, acquiring equity interests or assets of entities for consideration equal to or greater than $15 million, and engaging in mergers for consideration equal to or greater than $15 million. The Preferred Stock will vote with the Common Stock on an as-if-converted basis on all matters, except the election of directors, subject to an aggregate maximum Preferred Stock percentage of 37% of all votes entitled to be cast on such matters. Assuming the conversion of all of the Series B Preferred Stock into Common Stock and the exercise of all of the Carlyle Warrants, Carlyle would own approximately 31% of the Common Stock of the Company, on a fully diluted basis. Assuming the conversion of all of the Series C Preferred Stock and the exercise of the GE Warrants, GE would own approximately 34% of the Common Stock of the Company, on a fully diluted basis.

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

2.  INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of the Company's Annual Report on Form 10-K for the period ended June 30, 1997 filed with the Securities and Exchange Commission (SEC) on October 14, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for fair presentation of results for the period have been included. The results of operations for the nine months ended March 31, 1998, are not necessarily indicative of the results to be achieved for the full fiscal year.

Certain reclassifications have been made to conform prior year amounts to the current year presentation.

3.  INVESTMENTS IN PARTNERSHIPS

Set forth below is the summarized income statement data of the Company's unconsolidated partnerships (amounts in thousands):

                                   Nine Months Ended       Three Months Ended
                                       March 31,                March 31,
                                ----------------------   -----------------------
                                   1998        1997         1998        1997
                                ----------  ----------   ----------  -----------
                                      (unaudited)             (unaudited)
          Net revenues          $   3,685   $   3,211    $   1,205   $   1,059
          Expenses                  2,567       2,376          847         784
                                ---------   ---------    ---------   ---------
          Net income            $   1,118   $     835    $     358   $     275
                                ---------   ---------    ---------   ---------
                                ---------   ---------    ---------   ---------

          Equity in earnings
           of partnerships      $     480   $     364    $     156   $     120
                                ---------   ---------    ---------   ---------
                                ---------   ---------    ---------   ---------

Set forth below is the summarized combined financial data of the Company's three 50% or less, owned and controlled entities, which are consolidated (amounts in thousands):

                                              March 31,    June 30,
                                                1998        1997
                                             -----------  ----------
                                             (Unaudited)
Condensed Combined Balance Sheet Data:
  Current assets                             $  3,197     $  2,596
  Total assets                                  4,494        4,288
  Current liabilities                           1,149          727
  Long-term debt                                  240          424
  Minority interest equity                      1,699        1,702

                                                 Nine Months Ended             Three Months Ended
                                                      March 31,                    March 31,
                                              ------------------------      ------------------------
                                                1998            1997           1998           1997
                                              ---------      ---------      ---------      ---------
                                                     (unaudited)                  (unaudited)
Condensed Combined Statement
 of Operations Data:
  Total revenues                              $   4,988      $   5,310      $   1,340      $   1,823
  Costs of operations                             3,614          3,825          1,040          1,269
  Provision for center profit distribution          700            771            158            290
                                              ---------      ---------      ---------      ---------
  Gross profit                                $     674      $     714      $     142      $     264
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------


The provision for center profit distribution shown above represents the minority interest in the income of these combined entities.


4.   INCOME (LOSS) PER SHARE

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

The number of shares used in computing EPS is equal to the weighted average number of common and preferred shares outstanding during the respective period. Since the Preferred Stock has no stated dividend rate and participates in any cash dividends paid with respect to the Common Stock, the convertible amounts are included in the computation of basic EPS. Dilution relating to options and warrants are not included for the nine months ended March 31, 1998 due to their antidilutive effect. There were no adjustments to net income (loss) (the numerator) for purposes of computing EPS.

A reconciliation of basic and diluted share computations is as follows:



                                                 Nine Months Ended            Three Months Ended
                                                     March 31,                     March 31,
                                             -------------------------     -------------------------
                                                1998           1997           1998           1997
                                             -----------    -----------    -----------    -----------
                                                    (unaudited)                   (unaudited)
Average common stock outstanding              2,731,105      2,712,122      2,753,037      2,714,725
Effect of preferred stock                     4,858,444      2,501,760      6,322,656      2,501,760
                                             ----------     ----------     ----------     ----------
Denominator for basic EPS                     7,589,549      5,213,882      9,075,693      5,216,485
Dilutive effect of stock options
   and warrants                                       -        230,426        417,611        222,060
                                             ----------     ----------     ----------     ----------
                                              7,589,549      5,444,308      9,493,304      5,438,545
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CENTERS IN OPERATION

InSight provides diagnostic imaging, treatment and related management services in 25 states throughout the United States. As of April 1, 1998, InSight's services were provided through a network of 36 mobile magnetic resonance imaging ("MRI") facilities ("Mobile Facilities"), 28 fixed-site MRI facilities ("Fixed Facilities"), 13 multi-modality imaging centers ("Centers"), one Leksell Stereotactic Gamma Unit treatment center ("Gamma Knife"), and one radiation oncology center. An additional radiation oncology center is operated by the Company as part of one of its Centers. The Company's operations are located throughout the United States, with a substantial presence in California, Texas, New England, the Carolinas and the Midwest (Illinois, Indiana and Ohio).

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

ACQUISITIONS

InSight believes a consolidation in the diagnostic imaging industry is occurring and is necessary in order to provide surviving companies the opportunity to achieve operating and administrative efficiencies. The business strategy of InSight is primarily focused on the following components: (i) expanding its existing regional networks through geographically disciplined acquisitions; (ii) pursuing opportunities within its existing regional networks to optimize utilization and increase overall utilization; (iii) broadening its range of services to managed care organizations; and (iv) introducing new products, including development of a network of open MRI systems within its regional networks and development of a radiology co-source product where InSight will provide management services for radiology departments within hospitals and multi-specialty physician groups. InSight believes that long-term viability is contingent upon its ability to successfully execute its business strategy.

In fiscal 1997, InSight completed three acquisitions as follows: a Fixed Facility in Hayward, California; Mobile Facilities in Maine and New Hampshire; and a Center in Chattanooga, Tennessee. All three transactions included the purchase of assets and assumption of certain equipment related liabilities. The cumulative purchase price for these acquisitions was approximately $18.6 million.

For the nine months ended March 31, 1998, InSight completed four acquisitions as follows: a Center in Columbus, Ohio; a Center in Murfreesboro, Tennessee; a Fixed Facility in Redwood City, California; and a Center in Las Vegas, Nevada. In connection with the purchase of the Center in Columbus, Ohio, InSight also acquired a majority ownership interest in a new Center in Dublin, Ohio. All transactions included the purchase of assets and assumption of certain equipment related liabilities. The cumulative purchase price for these acquisitions was approximately $18.4 million.

On April 15, 1998, InSight signed a definitive agreement to purchase Signal Medical Services, Inc. ("Signal") through the merger of Signal into a wholly owned subsidiary of InSight. The transaction is subject to the satisfaction of certain customary closing conditions, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Bank Financing will be used to finance the purchase price of approximately $46.0 million.

In addition, in fiscal 1998, InSight installed an open MRI Fixed Facility in Atlanta, Georgia. This Fixed Facility was financed through GE. Effective December 31, 1997, InSight terminated its agreement to operate a Gamma Knife Center and entered into an agreement to dissolve a partnership related to a Fixed Facility in Seattle, Washington.

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO MARCH 31, 1997

REVENUES: Revenues increased approximately 25.8% from approximately $68.1 million for the nine months ended March 31, 1997, to approximately $85.7 million for the nine months ended March 31, 1998. This increase was due primarily to the acquisitions discussed above (approximately $13.0 million) and an increase in contract services, patient services and other revenues (approximately $4.6 million) at existing facilities.

Contract services revenues increased approximately 11.4% from approximately $35.2 million for the nine months ended March 31, 1997, to approximately $39.2 million for the nine months ended March 31, 1998. This increase was due primarily to the acquisitions discussed above (approximately $1.4 million) and an increase at existing facilities (approximately $2.6 million). The increase at existing facilities was due to higher utilization (approximately 6%) offset by nominal declines in reimbursement from customers, primarily hospitals.

Contract services revenues, primarily earned by its Mobile Facilities, represented approximately 46% of total revenues for the nine months ended March 31, 1998. Each year approximately one-quarter to one-third of the contract services agreements are subject to renewal. It is expected that some high volume customer accounts will elect not to renew their agreements and instead will purchase or lease their own diagnostic imaging equipment and some customers may choose an alternative services provider. In the past where agreements have not been renewed, the Company has been able to obtain replacement customer accounts. While some replacement accounts have initially been smaller than the lost accounts such replacement accounts revenues have generally increased over the term of the agreement. The non-renewal of a single customer agreement would not have a material impact on InSight's contract services revenues; however, non-renewal of several agreements could have a material impact on contract services revenues.

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

Patient services revenues increased approximately 40.8% from approximately $31.2 million for the nine months ended March 31, 1997, to approximately $43.9 million for the nine months ended March 31, 1998. This increase was due primarily to the acquisitions discussed above (approximately $11.5 million) and an increase in revenues at existing facilities (approximately $1.8 million). The increase at existing facilities was due to higher utilization (approximately 12%), partially offset by nominal declines in reimbursement from third party payors and reduced revenues from the termination of a Fixed Center and a Gamma Knife center in fiscal 1998 (approximately $0.6 million).

Management believes that any future increases in revenues at existing facilities can only be achieved by higher utilization and not by increases in procedure prices; however, excess capacity of diagnostic imaging equipment, increased competition, and the expansion of managed care may impact utilization and make it difficult for the Company to achieve revenue increases in the future, absent the execution of provider agreements with managed care companies and other payors, and the execution of the Company's business strategy, particularly acquisitions. InSight's operations are principally dependent on its ability (either directly or indirectly through its hospital customers) to attract referrals from physicians and other health care providers representing a variety of specialties. The Company's eligibility to provide service in response to a referral is often dependent on the existence of a contractual arrangement with the referred patient's insurance carrier (primarily if the insurance is provided by a managed care organization). Managed care contracting has become very competitive and reimbursement schedules are at or below Medicare reimbursement levels, and a significant decline in referrals could have a material impact on the Company's revenues.

COSTS OF OPERATIONS: Costs of operations increased approximately 17.1% from approximately $59.5 million for the nine months ended March 31, 1997, to approximately $69.7 million for the nine months ended March 31, 1998. This increase was due primarily to an increase in costs due to the acquisitions discussed above (approximately $8.9 million) and an increase in costs at existing facilities (approximately $2.7 million), offset by the elimination of costs at the two terminated facilities discussed above (approximately $1.4 million). The increase at existing facilities was due primarily to increases in costs of services and depreciation and amortization.

Costs of services, including the provision for doubtful accounts, increased approximately 19.6% from approximately $38.5 million for the nine months ended March 31, 1997, to approximately $46.0 million for the nine months ended March 31, 1998. This increase was due primarily to the acquisitions discussed above (approximately $6.7 million) and an increase in costs at existing facilities (approximately $1.8 million), offset by the elimination of costs at the two terminated facilities discussed above (approximately $1.0 million). The increase in costs at existing facilities was due primarily to
(i) salaries and benefits, (ii) occupancy and (iii) marketing costs, offset by reduced costs in service supplies and equipment maintenance.

Equipment leases and depreciation and amortization increased approximately 12.5% from approximately $21.0 million for the nine months ended March 31, 1997, to approximately $23.7 million for the nine months ended March 31, 1998. This increase was due primarily to the acquisitions discussed above (approximately $2.2 million) and an increase in costs at existing facilities (approximately $0.8 million), offset by the elimination of costs at the two terminated facilities discussed above (approximately $0.3 million). The increase at existing facilities was due primarily to the Company upgrading its existing diagnostic imaging equipment.

GROSS PROFIT: Gross profit increased approximately 85.8% from approximately $8.6 million for the nine months ended March 31, 1997, to approximately $16.0 million for the nine months ended March 31, 1998. This increase was due to the acquisitions discussed above (approximately $4.1 million), an increase at existing facilities (approximately $2.5 million) and the elimination of losses at the two terminated facilities discussed above (approximately $0.8 million).

CORPORATE OPERATING EXPENSES: Corporate operating expenses increased approximately 21.8%, from approximately $5.3 million for the nine months ended March 31, 1997, to approximately $6.5 million for the nine months ended March 31, 1998. This increase was due primarily to additional consulting, legal and travel costs associated with the Company's acquisition activities.

PROVISION FOR SUPPLEMENTAL SERVICE FEE TERMINATION: As part of the Recapitalization and Bank Financing discussed below, the Company issued to GE 7,000 shares of Series C Preferred Stock to terminate GE's rights to receive supplemental service fee payments equal to 14% of InSight's pre-tax income. The Series C Preferred Stock was valued at $7.0 million and the Company recorded a one-time provision of approximately $6.3 million, net of amounts previously accrued, to account for the Preferred Stock issuance.

INTEREST EXPENSE, NET: Interest expense, net increased approximately 70.2% from approximately $2.7 million for the nine months ended March 31, 1997, to approximately $4.7 million for the nine months ended March 31, 1998. This increase was due primarily to additional debt related to the acquisitions discussed above (approximately $2.4 million) and additional debt related to the Company upgrading its existing diagnostic imaging equipment, offset by reduced interest as a result of (i) the reduction in interest rate and the extinguishment of approximately $23.0 million in long-term debt relating to the Recapitalization and Bank Financing discussed below (approximately $1.2 million) and (ii) amortization of long-term debt.

PROVISION FOR INCOME TAXES: For the nine months ended March 31, 1998, the Company recorded a provision for income taxes of approximately $0.4 million. The provision was due primarily to increased income from the Company's operations and reflects the anticipated tax rate for the full fiscal year.

INCOME (LOSS) PER COMMON SHARE: On a diluted basis, net (loss) per common share was ($0.19) for the nine months ended March 31, 1998, compared to net income per common share of $0.14 for the same period in 1997. Excluding the one-time provision for supplemental service fee termination, net income per common share on a diluted basis would have been $0.62. The improvement in net income per common share before provision for supplemental service fee termination is the result of (i) increased gross profit and (ii) an increase in earnings from unconsolidated partnerships, offset by (i) increased corporate operating expenses, (ii) increased interest expense, and (iii) the provision for income taxes.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO MARCH 31, 1997

REVENUES: Revenues increased approximately 24.0% from approximately $23.0 million for the three months ended March 31, 1997, to approximately $28.6 million for the three months ended March 31, 1998. This increase was due primarily to the acquisitions discussed above (approximately $5.1 million) and an increase in contract services, patient services and other revenues (approximately $0.5 million) at existing facilities.

Contract services revenues increased approximately 10.8% from approximately $11.6 million for the three months ended March 31, 1997, to approximately $12.8 million for the three months ended March 31, 1998. This increase was due primarily to the acquisitions discussed above (approximately $0.4 million) and an increase in revenues at existing facilities (approximately $0.8 million).
The increase at existing facilities was due to higher utilization (approximately 9%) offset by nominal declines in reimbursement from customers, primarily hospitals.

Patient services revenues increased approximately 40.8% from approximately $10.7 million for the three months ended March 31, 1997, to approximately $15.1 million for the three months ended March 31, 1998. This increase was due primarily to the acquisitions discussed above (approximately $4.6 million) and an increase in revenues at existing facilities (approximately $0.7 million), offset by the elimination of revenues at the two terminated facilities discussed above (approximately $0.9 million). The increase at existing facilities was due to higher utilization (approximately 12%), partially offset by nominal declines in reimbursement from third party payors.

COSTS OF OPERATIONS: Costs of operations increased approximately 14.9% from approximately $20.1 million for the three months ended March 31, 1997, to approximately $23.1 million for the three months ended March 31, 1998. This increase was due primarily to an increase in costs due to the acquisitions discussed above (approximately $3.7 million), an increase in costs at existing facilities (approximately $0.8 million), offset by the elimination of costs at the two terminated facilities discussed above (approximately $1.5 million). The increase at existing facilities was due primarily to increases in costs of services and depreciation expense, primarily related to the Company upgrading its existing diagnostic imaging equipment.

Costs of services, including the provision for doubtful accounts, increased approximately 18.0% from approximately $12.9 million for the three months ended March 31, 1997, to approximately $15.2 million for the three months ended March 31, 1998. This increase was due primarily to the acquisitions discussed above (approximately $2.8 million), an increase in costs at existing facilities (approximately $0.8 million), offset by the elimination of costs at the two terminated facilities discussed above (approximately $1.3 million). The increase in costs at existing facilities was due primarily to
(i) salaries and benefits and (ii) marketing costs, offset by reduced costs in service supplies and equipment maintenance.

Equipment leases and depreciation and amortization increased approximately 9.5% from approximately $7.2 million for the three months ended March 31, 1997, to approximately $7.9 million for the three months ended March 31, 1998. This increase was due primarily to the acquisitions discussed above (approximately $0.9 million), offset by the elimination of costs at the two terminated facilities discussed above (approximately $0.2 million).

GROSS PROFIT: Gross profit increased approximately 86.3% from approximately $2.9 million for the three months ended March 31, 1997, to approximately $5.4 million for the three months ended March 31, 1998. The increase was due to the acquisitions discussed above (approximately $1.4 million), an increase at existing facilities (approximately $0.4 million) and the elimination of losses at the two terminated facilities discussed above (approximately $0.7 million).

CORPORATE OPERATING EXPENSES: Corporate operating expenses increased approximately 33.5% from approximately $1.7 million for the three months ended March 31, 1997, to approximately $2.3 million for the three months ended March 31, 1998. The increase was primarily due to (i) additional consulting and travel costs associated with the Company's acquisition activities and (ii) salaries and benefits.

INTEREST EXPENSE, NET:   Interest expense, net increased approximately 49.9%
from approximately $0.9 million for the three months ended March 31, 1997, to approximately $1.4 million for the three months ended March 31, 1998. The increase was due primarily to additional debt related to the acquisitions discussed above (approximately $0.9 million) and additional debt related to the Company upgrading its existing diagnostic imaging equipment, offset by reduced interest as a result of (i) the reduction in interest rate and the extinguishment of approximately $23.0 million in long-term debt relating to the Recapitalization and Bank Financing discussed below (approximately $0.7 million) and (ii) amortization of long-term debt.

PROVISION FOR INCOME TAXES: During the three months ended March 31, 1998, the Company did not record a provision for income taxes due to the loss resulting from the provision for supplemental service fee termination. The Company's provision for income taxes reflects the anticipated tax rate for the full fiscal year.

INCOME PER COMMON SHARE: On a diluted basis, net income per common share was $0.20 for the three months ended March 31, 1998, compared to net income per
common share of $0.07 for the same period in 1997.   The improvement in net
income per common share is the result of (i) increased gross profit, (ii) an increase in earnings from unconsolidated partnerships, and (iii) a reduction in the provision for income taxes, offset by (i) increased corporate operating expenses and (ii) increased interest expense.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

InSight operates in a capital intensive, high fixed cost industry that requires significant amounts of working capital to fund operations, particularly the initial start-up and development expenses of new operations, and yet is constantly under external pressure to contain costs and reduce prices. Revenues and cash flows have been adversely affected by an increased collection cycle, competitive pressures and major restructurings within the health care industry. This adverse effect on revenues and cash flow is expected to continue, especially in the mobile diagnostic imaging business. Management believes that InSight's long-term success is based upon its ability to successfully execute its business strategy.

InSight continues to pursue acquisition opportunities. InSight believes that the expansion of its business through acquisitions is a key factor in achieving and maintaining profitability. Generally, acquisition opportunities are aimed at increasing revenues and profits, and maximizing utilization of existing capacity. Incremental operating profit resulting from future acquisitions will vary depending on geographic location, whether facilities are Mobile or Fixed, the range of services provided and the Company's ability to integrate the acquired businesses into its existing infrastructure. Since the Merger, InSight has completed the seven acquisitions discussed above.

On April 15, 1998, InSight signed a definitive agreement to purchase Signal through the merger of Signal into a wholly owned subsidiary of InSight. The transaction is subject to the satisfaction of certain customary closing conditions, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Bank Financing will be used to finance the purchase price of approximately $46.0 million.

The Company consummated the Recapitalization on October 14, 1997, pursuant to which (a) the Company issued to Carlyle 25,000 shares of Series B Preferred Stock having a liquidation preference of $1,000 per share and warrants to purchase 250,000 shares of Common Stock at an exercise price of $10.00 per share, generating net proceeds to the Company (after related transaction costs of approximately $2.0 million) of approximately $23.0 million; (b) the Company issued to GE 7,000 shares of Series C Preferred Stock, with a liquidation preference of $1,000 per share, in consideration of the termination of GE's right to receive supplemental service fee payments equal to 14% of InSight's pretax income, warrants to purchase 250,000 shares of Common Stock at an exercise price of $10.00 per share, and an additional 20,953 shares of Series C Preferred Stock in exchange for all of GE's shares of Series A Preferred Stock; and (c) the Company executed a Credit Agreement with NationsBank which was consummated on October 22, 1997 and included (i) a $50 million term loan facility consisting of a $20 million tranche with increasing amortization over a five-year period and a $30 million tranche with increasing amortization over a seven-year period principally repayable in years 6 and 7, (ii) a $25 million revolving working capital facility with a five-year maturity, and (iii) a $50 million acquisition facility. On December 19, 1997, the Bank Financing was increased to a total of $150 million by converting $10 million of outstanding debt under the acquisition facility to the seven-year tranche (which was thereby increased to $40 million) and increasing the acquisition facility to $65 million. The net proceeds from the Carlyle investment were used to refinance a portion of the outstanding GE indebtedness (approximately $23 million). At the initial funding of the Bank Financing, all of the term loan facility was drawn down to refinance all of the remaining GE indebtedness (approximately $47 million) and approximately $10 million of the revolving facility was drawn down for working capital purposes. The terms of the Series B Preferred Stock and the Series C Preferred Stock, as well as the Bank Financing, contain certain restrictions on InSight's ability to act without first obtaining a waiver or consent from Carlyle, GE and NationsBank.

Working capital increased to approximately $13.2 million at March 31, 1998 from a deficit of approximately $5.7 million at June 30, 1997. This increase in working capital of approximately $18.9 million is primarily due to (i) net income before depreciation and amortization, (ii) the repayment of approximately $23.0 million in long-term debt, and (iii) and the reclassification of the current portion of debt to long-term debt as a result of the Bank Financing, offset by (i) the current portion of additional debt incurred as a result of the Company's acquisition activities and (ii) principal payments on long-term debt. As part of the Bank Financing, the Company has a $25 million working capital facility, of which approximately $16.8 million was available to the Company as of March 31, 1998. As discussed above, InSight has an acquisition facility in the amount of $65 million, of which, after the amounts utilized to purchase Signal discussed above, approximately $30.0 million will remain available to the Company.

Cash and cash equivalents increased to approximately $9.6 million at March
31, 1998 from approximately $7.1 million at June 30, 1997.   This increase of
approximately $2.5 million resulted primarily from the Company's operating activities (approximately $10.0 million) and financing activities
(approximately $21.6 million), offset by a reduction in cash and cash equivalents from investing activities (approximately $29.1 million).

Cash provided by operating activities for the nine months ended March 31, 1998 resulted primarily from net income before depreciation and amortization and the provision for supplemental service fee termination (approximately $15.6 million), offset by an increase in accounts receivable (approximately $4.7 million). The increase in accounts receivable is due primarily to the Company's acquisition activities.

Cash used in investing activities for the nine months ended March 31, 1998 resulted primarily from the Company's acquisition activities (approximately $12.9 million) and the Company purchasing new diagnostic imaging equipment or upgrading its existing diagnostic imaging equipment (approximately $15.2 million).

The Company generated approximately $21.6 million from financing activities for the nine months ended March 31, 1998, primarily from the Carlyle investment, which was used to refinance a portion of the Company's outstanding indebtedness as discussed above. The decrease in cash from the refinancing of debt was offset primarily by increased debt incurred in connection with the Company's acquisition activities.

The Company has committed to purchase or lease, at an aggregate cost of approximately $11.3 million, six MRI systems for delivery during the six months ending September 30, 1998. The Bank Financing is expected to be used to finance the purchase of such equipment. In addition, the Company has committed to purchase or lease from GE, at an aggregate cost of approximately $24.0 million, including siting costs, 20 open MRI systems for delivery and installation over the next two years. As of March 31, 1998, the Company had installed three of the open MRI systems, one at an existing Center, one at an existing Fixed Facility and one in a newly opened Fixed Facility, and siting improvements were under construction for installation of three other open MRI systems. The Company may purchase, lease or upgrade other MRI systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new imaging centers are developed in accordance with the Company's business strategy.

The Company believes that, based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity, including borrowings under the Bank Financing, will be sufficient over the next several years to fund anticipated capital expenditures and make required payments of principal and interest on its debt, including its obligations under the Bank Financing. In addition, the Company continually evaluates potential acquisitions and expects to fund such acquisitions from its available sources of liquidity, including borrowings under the Bank Financing. In order to implement the Company's business strategy with respect to acquisitions, the Company will require additional sources of capital in addition to that currently available to the Company.
To that end, the Company is currently negotiating an amendment to the Bank Financing and intends to raise approximately $100.0 million pursuant to a private placement of senior subordinated notes, subject to market and other conditions. The Company intends to use the proceeds to pay certain outstanding indebtedness under its Bank Financing. Amounts used to pay such indebtedness may be reborrowed for general corporate purposes, including acquisitions; however, no assurance can be given that the amendment to the Bank Financing and the private placement will be completed.

The Company has assessed and continues to assess the impact of the Year 2000 Issue on its reporting systems and operations. The Year 2000 Issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, date sensitive systems may recognize the Year 2000 as 1900 or not at all. This inability to recognize or properly treat Year 2000 may cause the Company's systems to process critical financial and operational information incorrectly. The Company has developed a plan to modify existing computer systems and applications. The Company has not determined the final amounts necessary to modify existing computer systems and applications but believes such amounts will not be material. If the Company's remediation plan is not successful, there could be a significant disruption of the Company's ability to transact business with its customers, third party payors and suppliers.

Certain statements contained in this report are forward-looking statements that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include the following: availability of financing; limitations and delays in reimbursement by third party payors; contract renewals and financial stability of customers; technology changes; governmental regulation; conditions within the health care environment; Year 2000 issues; adverse utilization trends for certain diagnostic imaging procedures; aggressive competition; general economic factors; InSight's inability to carry out its business strategy; and the risk factors listed from time to time in InSight's filings with the SEC.

                            PART II  -  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          (c) The following is a list of securities sold by the Company during the period covered by this report on Form 10-Q which, pursuant to the exemption provided under Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"), were not registered under the Securities Act:

          1. On January 26, 1998, the Company issued to Philip Green and Elizabeth Cobbs, pursuant to the exercise of warrants and in consideration of a cash payment of $8,528, 1,512 shares of Common Stock.

          2. On March 4, 1998, the Company issued to Roz Kovens, pursuant to the exercise of warrants and in consideration of a cash payment of $189,758, 33,645 shares of Common Stock.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) On February 17, 1998, the Company held its annual meeting of stockholders at which the single matter to be acted upon was the election of one director, E. Larry Atkins, as a Class I director to serve for a three year term.
          (b)  Inapplicable.
          (c) 2,409,855 shares were cast in favor of the election of Mr. Atkins and 17,350 shares were withheld.
          (d)  Inapplicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS.

               10.32 Agreement and Plan of Merger dated as of April 15, 1998 among the Company, SMSI Acquisition Company, Signal Medical Services, Inc. and its stockholders, filed herewith.

          (b)  REPORTS ON FORM 8-K.

               On February 17, 1998, the Company filed with the SEC a current report on Form 8-K describing the Recapitalization under Item 5.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        INSIGHT HEALTH SERVICES CORP.





                                        /S/   E. Larry Atkins
                                        ----------------------------------
                                        E. Larry Atkins
                                        President and Chief Executive Officer





                                        /S/   Thomas V. Croal
                                        ----------------------------------
                                        Thomas V. Croal
                                        Executive Vice President,
                                        Chief Financial Officer and Secretary

                                        Date:  May 13, 1998

                                    EXHIBIT INDEX
                                     TO FORM 10-Q
                                FOR THE QUARTER ENDED
                                    MARCH 31, 1998


     EXHIBIT NO.    DESCRIPTION AND REFERENCE
     -----------    -------------------------

          10.32 Agreement and Plan of Merger dated as of April 15, 1998 among the Company, SMSI Acquisition Company, Signal Medical Services, Inc. and its stockholders, filed herewith.