Form 10-K
period 1998-06-30
INSIGHT HEALTH SERVICES CORP
filed 1998-09-28
CIK 1012697

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                ----------------------

                                      FORM 10-K
(Mark One)

        [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                       FOR THE FISCAL YEAR ENDED JUNE 30, 1998

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

                                    (949) 476-0733
                 (Registrant's telephone number including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                            COMMON STOCK, $.001 PAR VALUE
                                   (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No
                                         -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of the Registrant's knowledge, in definitive proxy or informative statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
            -------

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 15, 1998 (based on the closing price on the NASDAQ Small Cap Market on that date) was $16,595,566.
The number of shares outstanding of the Registrant's Common Stock as of September 15, 1998 was 2,824,519.

                         DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the next Annual Meeting of Stockholders of the Registrant are incorporated herein by reference in Part III.

        Certain exhibits are incorporated herein by reference as set forth in
                         Item 14(a)(3), Exhibits, in Part IV.

                                        PART I


ITEM 1.   BUSINESS

MERGER

InSight Health Services Corp. ("InSight" or the "Company") is a Delaware corporation formed on February 23, 1996 in connection with the Agreement and Plan of Merger, dated as of February 26, 1996 (the "Merger Agreement"), among American Health Services Corp., a Delaware corporation ("AHS"), Maxum Health Corp., a Delaware corporation ("MHC" or "Maxum"), InSight and two wholly owned subsidiaries of InSight, AHSC Acquisition Company, a Delaware corporation ("AHSC Acquisition"), and MXHC Acquisition Company, a Delaware corporation ("MXHC Acquisition"). Each of AHS and MHC were publicly held providers of diagnostic imaging, treatment and related management services. Pursuant to the terms of the Merger Agreement, (i) AHSC Acquisition merged with and into AHS and MXHC Acquisition merged with and into Maxum (collectively, the "Merger"), (ii) each outstanding share of common stock, par value $.03 per share, of AHS ("AHS Common Stock") was converted into the right to receive one-tenth of a share of common stock, par value $.001 per share, of InSight ("InSight Common Stock" or "Common Stock"), (iii) each outstanding share of Series B Senior Convertible Preferred Stock, par value $.03 per share, of AHS ("AHS Series B Preferred Stock") which was convertible into 100 shares of AHS Common Stock was converted into the right to receive 10 shares of InSight Common Stock, (iv) each outstanding share of Series C Preferred Stock, par value $.03 per share, of AHS (the "AHS Series C Preferred Stock"), which was issued immediately prior to the consummation of the Merger, was converted into the right to receive 1.25088 shares of Series A Preferred Stock, par value $.001 per share, of InSight (the "InSight Series A Preferred Stock"), (v) each outstanding share of common stock, par value $.01 per share, of Maxum ("Maxum Common Stock") was converted into the right to receive .598 of a share of InSight Common Stock, (vi) each outstanding share of Series B Preferred Stock, par value $.01 per share, of Maxum (the "Maxum Series B Preferred Stock"), which was issued immediately prior to the consummation of the Merger, was converted into the right to receive 83.392 shares of InSight Series A Preferred Stock, and (vii) each outstanding option, warrant or other right to purchase AHS Common Stock and Maxum Common Stock was converted into the right to acquire, on the same terms and conditions, shares of InSight Common Stock, with the number of shares and exercise price applicable to such option, warrant or other right adjusted based on the applicable exchange ratio for the underlying AHS Common Stock or Maxum Common Stock.

On June 25, 1996, the stockholders of both MHC and AHS approved the Merger. On June 26, 1996, MHC and AHS became wholly owned subsidiaries of InSight, and the stockholders of MHC and AHS became stockholders of InSight. MHC and AHS were organized in 1989 and 1982, respectively.

On September 13, 1996, AHS changed its name to InSight Health Corp. ("IHC").

The principal executive offices of InSight are located at 4400 MacArthur Blvd., Suite 800, Newport Beach, California 92660, and its telephone number is (949) 476-0733.

RECAPITALIZATION AND FINANCING

On October 14, 1997, InSight consummated a recapitalization ("Recapitalization") pursuant to which (a) certain investors affiliated with TC Group, LLC and its affiliates (collectively, "Carlyle"), a private merchant bank headquartered in Washington, D.C., made a cash investment of $25 million in the Company and received therefor (i) 25,000 shares of newly issued Convertible Preferred Stock, Series B of the Company, par value $0.001 per share ("Series B Preferred Stock"), initially convertible, at the option of the holders thereof, in the aggregate into 2,985,075 shares of Common Stock, and (ii) warrants (the "Carlyle Warrants") to purchase up to 250,000 shares of InSight Common Stock at an exercise price of $10.00 per share; (b) General Electric Company ("GE") (i) surrendered its rights under the amended equipment service agreement to receive supplemental service fee payments equal to 14% of pretax income (see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," below) in exchange for (A) the issuance of 7,000 shares of newly issued Convertible Preferred Stock, Series C of the Company, par value $0.001 per share ("Series C Preferred Stock"), initially convertible, at the option of GE, in the aggregate into 835,821 shares of Common Stock, and (B) warrants (the "GE Warrants") to purchase up to 250,000 shares of Common Stock at an exercise price of $10.00 per share, and (ii) exchanged all of its Convertible Preferred Stock, Series A of the Company, for an additional 20,953 shares of Series C Preferred Stock, initially convertible, at the option of GE, in the aggregate into 2,501,760 shares of Common

Stock; and (c) the Company executed a Credit Agreement with NationsBank, N.A. ("NationsBank") pursuant to which NationsBank, as agent and lender, provided a total of $125 million in senior secured credit financing, including (i) a $50 million term loan facility consisting of a $20 million tranche with increasing amortization over a five-year period and a $30 million tranche with increasing amortization over a seven-year period, principally repayable in years 6 and 7, (ii) a $25 million revolving working capital facility with a five-year maturity, and (iii) a $50 million acquisition facility (the "Bank Financing"). Initial funding under the Bank Financing occurred on October 22, 1997 and, on December 19, 1997, the Bank Financing was increased to a total of $150 million by converting $10 million of outstanding debt under the acquisition facility to the seven-year tranche (which was thereby increased to $40 million) and increasing the acquisition facility to $65 million.

Pursuant to the terms of the Recapitalization, the number of directors comprising the Company's Board of Directors (the "Board") is currently fixed at nine. Six directors (the "Common Stock Directors") are elected by the common stockholders, one of whom (the "Joint Director") is to be proposed by Carlyle and GE and approved by a majority of the Board in its sole discretion. Of the three remaining directors (the "Preferred Stock Directors"), two are elected by the holders of the Series B Preferred Stock and one elected by the holders of the Series C Preferred Stock, in each case acting by written consent and without a meeting of the common stockholders. As long as Carlyle and certain affiliates thereof own an aggregate of at least 50% of the Series B Preferred Stock, originally purchased thereby, the holders of the Series B Preferred Stock will have the right to elect two Preferred Stock Directors and as long as Carlyle and certain affiliates thereof own an aggregate of at least 25% of such stock, such holders will have the right to elect one Preferred Stock Director. As long as GE and its affiliates own an aggregate of at least 25% of the Series C Preferred Stock, originally purchased thereby, GE will have the right to elect one Preferred Stock Director. If any such ownership percentage falls below the applicable threshold, the Preferred Stock Director(s) formerly entitled to be elected by Carlyle or GE, as the case may be, will thereafter be elected by the common stockholders. The Board currently consists of eight directors, five of whom are Common Stock Directors and three of whom are Preferred Stock Directors. The vacancy created for the Joint Director has not yet been filled.

On June 12, 1998, the Company completed a refinancing of substantially all of the Company's long-term debt through the issuance of $100 million of 9 5/8% senior subordinated notes (the "Notes") due 2008. Concurrently with the issuance of the Notes, the Company entered into an amendment to and restatement of the Bank Financing, pursuant to which, the Company refinanced and consolidated its prior $20 million tranche and $40 million tranche into a $50 million term loan facility with a six-year amortization, a $25 million revolving working capital facility with a five-year maturity and a $75 million acquisition facility with a six-year maturity.

CENTERS IN OPERATION

InSight provides diagnostic imaging, treatment and related management services in 29 states throughout the United States. InSight's services are provided through a network of 57 mobile magnetic resonance imaging ("MRI") facilities ("Mobile Facilities"), 35 fixed-site MRI facilities ("Fixed Facilities"), 16 multi-modality imaging centers ("Centers"), 5 mobile lithotripsy ("lithotripsy") facilities, one Leksell Stereotactic Gamma Unit treatment center ("Gamma Knife Center"), and one radiation oncology center. An additional radiation oncology center is operated by the Company as part of one of its Centers. The Company's operations are located throughout the United States, with a substantial presence in California, Texas, New England, the Carolinas and the Midwest (Illinois, Indiana and Ohio).

At its Centers, InSight offers other services in addition to MRI including computed tomography ("CT"), diagnostic and fluoroscopic x-ray, mammography, diagnostic ultrasound, lithotripsy, nuclear medicine, nuclear cardiology, and cardiovascular services. The Company offers additional services through a variety of arrangements including equipment rental, technologist services and training/applications, marketing, radiology management services, patient scheduling, utilization review and billing and collection services.

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

MRI: InSight believes that the introduction of MRI technology into the health care marketplace marked a significant advance in diagnostic medicine. Magnetic resonance is a technique that utilizes low energy radiowaves to manipulate protons (usually hydrogen) in the body. MRI systems place patients in a magnetic field. Once in the magnetic field, the protons in a patient's body will tend to align with the magnetic field. Radio frequency ("RF") waves, produced by a radio antenna coil, which surrounds the body part to be imaged, are "pulsed" against the magnetic field. The RF energy is then turned off, and the protons are observed for different types of behavior, movement or "relaxation." Different tissues have different relaxation times, depending on the amount of hydrogen or water in each proton. The data on each proton's behavior is collected digitally by the system's computer and then reconstructed into cross-sectional images in three-dimensional planes of orientation. The resulting image reproduces soft tissue anatomy (as found in the brain, spinal cord and interior ligaments of body joints such as the knee) with superior clarity, not available by any other currently existing imaging modality. A typical MRI examination takes from 20 to 45 minutes. MRI systems are typically priced in the range of $0.9 million to $2 million each, depending upon the system configuration, magnet design and field strength.

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

OPEN MRI:   Recent technological advances in software and gradient coil technology for MRI systems have allowed equipment with lower magnetic field strength and open architecture design to offer significantly improved image quality. Open MRI systems use permanent electromagnetic technology rather than superconductivity magnets, substantially lowering both siting and service costs, but do not provide images as efficiently as conventional large-bore MRI systems. The open design allows for studies not normally possible in conventional MRI systems, including exams of infants, pediatric patients, claustrophobic patients, large or obese patients and patients suffering from post-traumatic stress syndrome. Open MRI is also capable of conducting musculoskeletal exams that require the patient to move or flex, such as kinematic knee studies. A typical Open MRI non-kinematic exam takes from 45 to 90 minutes. Open MRI systems are priced in the range of $0.6 million to $1 million.

CT:   CT technology consists of a doughnut-shaped gantry structure into which a patient, resting on a remotely controlled couch assembly, is positioned to scan the anatomical region of interest. The scanning process is performed by the rotation of a high output x-ray tube around the patient. The x-ray tube emits a thin fan-shaped beam of x-rays that passes through the patient and is absorbed by an array of x-ray detectors located on the opposite side of the patient from the x-ray tube. The detected x-rays are then converted into digital measurements of x-ray intensity directly proportional to the density of the portion of the patient through which the beam passes. These digital measurements of x-ray intensity are then processed by a specialized image reconstruction computer system into a cross-sectional image of the anatomical region of interest. The patient is then indexed on the couch and another scan performed and then another, creating a "stack" of cross-sectional images constituting the complete diagnostic imaging procedure.

Typical scanning times for a single cross-sectional image are in the one second to six second range. A complete CT examination takes from 15 to 45 minutes, depending on the complexity of the examination and number of individual cross-sectional images required. The current selling prices of CT systems fall in the range of $0.3 million to $1.5 million, depending upon the specific performance characteristics of the systems. Based on the fact that CT systems have been commercially marketed for approximately 20 years, InSight believes that CT is a relatively mature technology and, therefore, not subject to significant risk of obsolescence.

Certain CT examinations require the injection of an iodine-based contrast material, allowing for better visualization of the anatomy. Although it is very unusual, some patients may develop a significant adverse reaction to this contrast material. Fatalities as a result of such reaction have occurred but are rare. In an effort to scan only appropriate patients, all patients are required to answer a questionnaire, which helps to identify those patients who may suffer an adverse reaction to this contrast material.

ULTRASOUND:   Ultrasound systems emit, detect and process high frequency sound waves to generate images of soft tissues and internal body organs. The sound waves used in ultrasound do not involve ionizing radiation and are not known to cause any harmful effects to the patient.

NUCLEAR MEDICINE:   Nuclear medicine gamma cameras, which are based upon the
detection of gamma radiation generated by radioactive pharmaceuticals injected or inhaled into the body, are used to provide information about organ function as opposed to anatomical structure.

X-RAY:   X-ray is the most common energy source used in imaging the body and is now employed in the three following imaging modalities: (i) conventional x-ray systems, the oldest method of imaging, are typically used to image bones and contrast-enhanced vasculature and organs and constitute the largest number of installed systems; (ii) CT scanners utilize computers to produce cross-sectional images of particular organs or areas of the body; and (iii) digital x-ray systems add computer image processing capability to conventional x-ray systems.

RADIATION ONCOLOGY:   Radiation oncology generally uses external beam radiation
from a linear accelerator to treat cancer with ionizing radiation of the same type, but at higher doses, as for diagnostic x-rays. In addition to x-rays, certain linear accelerators have the capacity to produce electrons. While x-ray radiation can penetrate the body a certain distance before delivering its maximum dose, and therefore can treat internal structures, electrons have less penetrating ability and permit the clinician to treat superficial lesions. Radiation oncology also includes brachytherapy, which implants radioactive sources directly into or near a tumor.

LITHOTRIPSY:   Lithotripsy is a non-invasive procedure for the treatment of kidney stones, typically performed on an outpatient basis, that eliminates the need for lengthy hospital stays and extensive recovery periods associated with surgery. Lithotripters shatter kidney stones through the use of extracorporeal shockwaves, following which the resulting kidney stone fragments pass out of the body naturally.

GAMMA KNIFE:   The Gamma Knife is a state-of-the-art radiosurgical device used to treat intracranial neoplasma and vascular anomalies, which are inaccessible or unsuitable for conventional invasive surgery. The Gamma Knife was designed to provide neurosurgeons and radiation therapists with the ability to perform radiosurgery, using high-energy gamma rays, instead of conventional invasive techniques (open surgery), thereby generally eliminating the risk of infection and intracerebral bleeding. The Gamma Knife delivers a single high dose of ionizing radiation emanating from 201 individual Cobalt 60 sources focused on a common target producing an intense concentration of radiation at the target site, destroying the lesion while spreading the entry radiation dose uniformly and harmlessly over the patient's skull. The Gamma Knife treatment requires no open surgical intervention, no lengthy hospital stay and no risk of post-surgical bleeding or infection. When compared to the average length of stay and costs associated with conventional surgery, the Gamma Knife greatly reduces the cost of neurosurgical treatment. Typical treatment time is approximately 10 to 15 minutes per area of interest. In addition, other applications for the Gamma Knife are currently being developed. Investigative work is being conducted to treat patients for chronic pain and motion disorders such as Parkinson's disease, epilepsy and trigeminal neuralgia. These new applications represent a significant new market for the Gamma Knife upon clinical acceptance. The current selling price of a Gamma Knife system is approximately $3 million.

BUSINESS STRATEGY

InSight believes a consolidation in the diagnostic imaging industry is occurring and is necessary in order to provide surviving companies the opportunity to achieve operating and administrative efficiencies through consolidation. InSight's strategy is to further develop and expand regional diagnostic imaging networks that emphasize quality of care, produce cost-effective diagnostic information and provide superior service and convenience to its customers. The strategy of InSight is focused on the following components: (i) to further participate in the consolidation occurring in the diagnostic imaging industry by continuing to build its market presence in its existing regional diagnostic imaging networks through geographically disciplined acquisitions; (ii) to develop or acquire additional regional networks in strategic locations where the Company can offer a broad range of services to its customers and realize increased economies of scale; (iii) to continue to market current diagnostic imaging applications through its existing facilities to optimize and increase overall procedure volume; (iv) to strengthen the regional diagnostic imaging networks by focusing on managed care customers; (v) to implement a variety of new products and services designed to further leverage its core business strengths, including: Open MRI systems and the radiology co-source product which involves the joint ownership and management of the physical and technical operations of the multi-modality radiology department of a hospital or multi-specialty physician group.

In fiscal 1998, InSight completed four acquisitions as follows: a Center in Columbus, Ohio; a Center in Murfreesboro, Tennessee; a Fixed Facility in Redwood City, California; and a Center in Las Vegas, Nevada. In connection with the purchase of the Center in Columbus, Ohio, InSight also acquired a majority ownership interest in a new Center in Dublin, Ohio. In addition, on May 18, 1998, the Company acquired all of the capital stock of Signal Medical Services, Inc. ("Signal"), through the merger of Signal with and into a wholly owned subsidiary of the Company. The Signal assets primarily consisted of Mobile Facilities in the Northeastern and Southeastern United States. The Company utilized its Bank Financing to fund the purchase price of these acquisitions.

In addition, in fiscal 1998, InSight installed three Open MRI Fixed Facilities in Atlanta, Georgia; Scarborough, Maine; and Santa Ana, California; and opened its first radiology co-source outpatient Center in Oxnard, California, all of which were financed through GE. Effective December 31, 1997, InSight terminated its agreement to operate a Gamma Knife Center and entered into an agreement to dissolve a partnership related to a Fixed Facility in Seattle, Washington.

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

ANTI-KICKBACK STATUTES:   The Company is subject to federal and state laws,
which govern financial and other arrangements between health care providers. These include the federal anti-kickback statute which prohibits bribes, kickbacks, rebates and any other direct or indirect remuneration in return for or to induce the referral of an individual to a person for the furnishing, directing or arranging of services, items or equipment for which payment may be made in whole or in part under Medicare, Medicaid or other federal health care programs. Violation of the anti-kickback statute may result in criminal penalties and exclusion from the Medicare and other federal health care programs. Many states have enacted similar statutes, which are not limited to items and services paid for under Medicare or a federally funded health care program. In recent years, there has been increasing scrutiny by law enforcement authorities, the Department of Health and Human Services ("HHS"), the courts and Congress of financial arrangements between health care providers and potential sources of patient and similar referrals of business to ensure that such arrangements are not designed as mechanisms to pay for patient referrals. HHS interprets the anti-kickback statute broadly to apply, under certain circumstances, to distributions of partnership and corporate profits to investors who refer federal health care program patients to a corporation or partnership in which they have an ownership interest and to payments for service contracts and equipment leases that are designed to provide direct or indirect remuneration for patient referrals or similar opportunities to furnish reimbursable items or services. In July 1991, HHS issued "safe harbor" regulations that set forth certain provisions which, if met, will assure that health care providers and other parties who refer patients or other business opportunities, or who provide reimbursable items or services, will be deemed not to violate the anti-kickback statute. The Company is also subject to separate laws governing the submission of false claims. The Company believes that its operations materially comply with the anti-kickback statutes.

STARK II; STATE PHYSICIAN SELF-REFERRAL LAWS: A federal law, commonly known as the "Stark Law" or "Stark II," also imposes civil penalties and exclusions for referrals for "designated health services" by physicians to certain entities with which they have a financial relationship (subject to certain exceptions). "Designated health services" include, among other things, radiology services, including MRIs, CTs and ultrasound, and inpatient and outpatient hospital services. The law applies only to services reimbursable by Medicare or Medicaid. The Stark Law is self-effectuating and does not require implementing regulation; however, while implementing regulations have been issued relating to referrals for clinical laboratory services, final regulations have not been issued regarding the other designated health services. In addition, several states in which the Company operates have enacted or are considering legislation that prohibits "physician self-referral" arrangements or requires physicians to disclose to their patients any financial interest they may have with a health care provider whom they recommend. Possible sanctions for violating these provisions include loss of licensure and civil and criminal sanctions. Such state laws vary from state to state and seldom have been interpreted by the courts or regulatory agencies. Nonetheless, strict enforcement of these requirements is likely. Although the Company believes its operations materially comply with these federal and state physician self-referral laws, there can be no assurance that Stark II or other regulations will not be interpreted or changed in a manner that would have a material adverse effect on the Company's business, financial condition or results of operations.

FDA PREMARKET APPROVALS: The U.S. Food and Drug Administration ("FDA") has issued the requisite premarket approval for all of the MRI, CT, lithotripsy and Gamma Knife systems utilized by InSight. The Company does not believe that any further FDA approval is required in connection with equipment currently in operation or proposed to be operated.

RADIOLOGIST LICENSING: The radiologists with whom InSight may enter into agreements to provide professional services are subject to licensing and related regulations by the states. As a result, the Company requires its radiologists to have and maintain appropriate licensure. InSight does not believe that such laws and regulations will either prohibit or require licensure approval of its business operations, although no assurances can be made that such laws and regulations will not be interpreted to extend such prohibitions or requirements to InSight's operations.

LIABILITY INSURANCE: The hospitals and physicians who use the Company's diagnostic imaging systems are involved in the delivery of health care services to the public and, therefore, are exposed to the risk of liability claims. The Company's position is that it does not engage in the practice of medicine. The Company provides only the equipment and technical components of diagnostic imaging, including certain limited nursing services, and has not experienced any material losses due to claims for malpractice. Nevertheless, claims for malpractice have been asserted against the Company in the past and any future claims, if successful, could result in substantial damage awards to the claimants, which may exceed the limits of any applicable insurance coverage.
The Company maintains professional liability insurance, in amounts it believes are adequate for its business of providing diagnostic imaging, treatment and management services. In addition, the radiologists or other health care professionals with whom the Company contracts are required by such contracts to
carry adequate medical malpractice insurance.   Successful malpractice claims
asserted against the Company, to the extent not covered by the Company's liability insurance, could have a material adverse effect on the Company's business, financial condition and results of operations.

INDEPENDENT PHYSIOLOGICAL LABORATORIES; INDEPENDENT DIAGNOSTIC TREATMENT
FACILITIES:   Under past Medicare policy, imaging centers generally participated in the Medicare program as either medical groups or, subject to the discretion of individual Medicare carriers, Independent Physiological Laboratories ("IPLs"). The IPL is a loosely defined Medicare provider category that is not specifically authorized to provide imaging services. Accordingly, certain carriers permit IPLs to provide imaging services and others do not. In the past, InSight has preferred, to the extent possible, to operate it's imaging centers for Medicare purposes as IPLs. InSight believes that the designation of its imaging centers as IPLs gave it greater operational control than it would have had if its imaging centers were operated under the medical group model, where InSight would function as a "manager".

The Health Care Financing Administration ("HCFA") has established a new category of Medicare provider intended to replace IPLS, referred to as Independent
Diagnostic Treatment Facilities  ("IDTFs").   HCFA has not yet implemented a
mechanism for processing IDTF applications, but the Company expects such mechanisms to be put in place during calendar 1998. Under the regulations, it appears that imaging centers will have the option to participate in the Medicare program as either IDTFs or medical groups.

InSight believes that the impact of the IDTF regulations is likely to be positive overall. Accordingly, InSight will convert some or all of its imaging centers to IDTFs, except in those states where the medical group model is required. Since the mechanism to be used to convert to IDTFs is still undetermined, it is possible that such conversions will raise unanticipated issues. In addition, since the IDTF designation is new, it is unclear to what extent and in what manner IDTFs will be monitored by HCFA, but it is probable that HCFA will exercise increased oversight of IDTFs compared to IPLs, which could have a material adverse effect on the Company's business, financial condition and results of operations.

CERTIFICATES OF NEED: Some states require hospitals and certain other health care facilities to obtain a certificate of need ("CON") or similar regulatory approval prior to the commencement of certain healthcare operations or services and/or the acquisition of major medical equipment including MRI and Gamma Knife systems. CON regulations may limit or preclude the Company from providing diagnostics imaging services or systems in certain states. InSight believes that it will not be required to obtain CONs in most of the states in which it intends to operate, and in those states where a CON is required, the Company believes it has complied or will comply with such requirements. Nevertheless, a significant increase in the number of states regulating the Company's business within the CON or state licensure framework could adversely affect the Company's business, financial condition and results of operations. Conversely, repeal of existing CON regulations in jurisdictions where the Company has obtained or operates under a CON could also adversely affect the Company's business; financial condition and results of operations as barriers to entry are reduced or removed. This is an area of continuing legislative activity, and there can be no assurance that the Company will not be subject to CON and licensing statutes in other states in which it operates or may operate in the future.

REIMBURSEMENT OF HEALTH CARE COSTS

MEDICARE: Beginning in late 1983, prospective payment regulations became effective under the federal Medicare program. The Medicare program provides reimbursement for hospitalization, physician, diagnostic and certain other services to eligible persons 65 years of age and over and certain others. Providers of service are paid by the federal government in accordance with regulations promulgated by the HHS and generally accept said payment, with nominal co-insurance amounts required to be paid by the service recipient, as payment in full. In general, these regulations provide for a specific prospective payment to reimburse hospitals for inpatient treatment services based upon the diagnosis of the patient. Although outpatient services are presently exempt from prospective payment reimbursement, Congress has instructed the Prospective Payment Assessment Commission to study alternative methods for reimbursing hospitals for outpatient services, including prospective payment methods, and the Medicare program has adopted fee schedules for some diagnostic
services.   Recent congressional and regulatory action has also imposed additional requirements on the eligibility of certain diagnostic services for reimbursement by the Medicare program, including new requirements regarding necessary documentation from ordering physicians and supervision by radiologists. Such congressional and regulatory action reflects industry-wide cost containment pressures, which InSight believes, will affect all health care providers for the foreseeable future. Such reductions in reimbursement levels may affect health care providers' ability to pay for services offered by the Company and could indirectly adversely affect the Company's business, financial condition and results of operations.

MEDICAID: The Medicaid program is a combined federal and state program providing coverage for low-income persons. The specific services offered and reimbursement methods vary from state to state. In many states, Medicaid reimbursement is patterned after the Medicare program. Changes in Medicaid program reimbursement are not expected to have a material adverse impact on the Company's business, financial condition and results of operations.

MANAGED CARE: Health Maintenance Organizations ("HMOs") and Preferred Provider Organizations ("PPOs") attempt to control the cost of health care services. Managed care contracting has become very competitive and reimbursement schedules are at or below Medicare reimbursement levels. The development and expansion of HMOs, PPOs and other managed care organizations within the Company's regional networks could have a negative impact on utilization of InSight's services in certain markets and/or affect the revenue per procedure which the Company can collect, since such organizations will exert greater control over patients' access to diagnostic imaging services, the selection of the provider of such services and the reimbursement thereof. InSight also expects that the excess capacity of equipment in the United States may negatively impact operations because of the competition among health care providers for contracts with all types of managed care organizations. As a result of such competition, the length of term of any contracts, which InSight may obtain, and the payment to the Company for such services may also be negatively affected. See "Customers and Fees".

PRIVATE INSURANCE: Private health insurance programs generally have authorized the payment for the Company's services on satisfactory terms and the Health Care Financing Administration ("HCFA") has authorized reimbursement under the federal Medicare program for all diagnostic imaging and treatment services currently being provided by the Company. However, if Medicare reimbursement is reduced, InSight believes that private health insurance programs will also reduce reimbursement in response to reductions in government reimbursement, which could have an adverse impact on the Company's business.

SALES AND MARKETING

The Company selectively invests in marketing and sales resources and activities for the purpose of obtaining new sources of revenues for the Company, expanding business relationships, growing revenues at its existing facilities and maintaining present business alliances and contractual agreements. Marketing activities include efforts to contact physicians, education programs on new applications and uses of technology, customer service programs and contracting with insurance payors for volume discounts. Sales activities principally focus on hospital customers who purchase Mobile Facility services from the Company or enter into other more extensive relationships for Fixed Facility partnerships or radiology department management services.

COMPETITION

The health care industry in general, and the market for diagnostic imaging services in particular, are highly competitive. The Company competes principally on the basis of its reputation for productive and cost-effective quality services. InSight's operations must compete with groups of radiologists, established hospitals and certain other independent organizations, including equipment manufacturers and leasing companies, that own and operate imaging equipment. InSight will continue to encounter substantial competition from hospitals and independent organizations, including with respect to its Mobile Facilities, Alliance Imaging, Inc. and its affiliates. Some of the Company's direct competitors that provide contract diagnostic imaging services may have access to greater financial resources than the Company.

Certain hospitals, particularly the larger hospitals, may be expected to directly acquire and operate imaging and treatment equipment on-site as part of their overall inpatient servicing capability, subject only to their decision to acquire a diagnostic imaging system, assume the associated financial risk, employ the necessary technologists and satisfy applicable CON and licensure requirements, if any. Historically, smaller hospitals have been reluctant to purchase imaging and treatment equipment. This reluctance, however, has encouraged the entry of start-up ventures and more established business operations into the diagnostic services business. As a result, there is significant excess capacity in the diagnostic imaging business in the United States, which negatively affects utilization and reimbursement.

CUSTOMERS AND FEES

InSight's revenues are primarily generated from contract services and patient services. Contract services revenues are generally earned from services billed to a hospital or other health care provider which include: (i) fee-for-service arrangements in which revenues are based upon a contractual rate per procedure,
(ii) equipment rental in which revenues are generally based upon a fixed monthly rental, and (iii) management fees. Contract services revenues are primarily earned through Mobile Facilities and certain Fixed Facilities and are generally paid pursuant to hospital contracts with a life span of up to five years for Mobile Facilities and up to ten years for Fixed Facilities. Patient services revenues are services billed directly to patients or third party payors (generally managed care organizations, Medicare, Medicaid, commercial insurance carriers and worker's compensation funds), on a fee-for-service basis and are primarily earned through Centers and certain Fixed and Mobile Facilities.

The Company's Fixed Facility operations are principally dependent on the Company's ability (either directly or indirectly through its hospital customers) to attract referrals from physicians and other health care providers representing a variety of specialties. The Company's eligibility to provide service in response to a referral is often dependent on the existence of a contractual arrangement with the referred patient's insurance carrier (primarily
if the insurance is provided by a managed care organization).   The Company
currently has in excess of 400 contracts with
managed care organizations for diagnostic imaging services provided at the Company's Fixed Facilities primarily on a discounted fee-for-service basis. Managed care contracting has become very competitive and reimbursement schedules are at or below Medicare reimbursement levels. A significant decline in referrals and/or reimbursement rates would adversely affect InSight's business,
financial condition and results of operations.   See "Managed Care".

InSight's contract services revenues, represent approximately 46% of total revenues. Each year approximately one-quarter to one-third of the contract services agreements for Mobile Facilities are subject to renewal. It is expected that some high volume customer accounts will elect not to renew their agreements and instead will purchase or lease their own diagnostic imaging equipment and some customers may choose an alternative services provider. In the past, when such agreements have not been renewed, the Company has been able to obtain replacement contracts. While some replacement accounts have initially been smaller than the lost accounts, such replacement accounts' revenues have generally increased over the term of the contract; however, new and renewal contracts may not offset revenues from customers electing not to renew their contracts with the Company. Although the non-renewal of a single customer contract would not have a material impact on InSight's contract services revenues, non-renewal of several contracts could have a material impact on contract services revenues.

In addition, the Company's contract services revenues with regard to its Mobile Facilities in certain markets depend in part on some hospital accounts with high volume. If the future reimbursement levels of such hospitals were to decline or cease or if such hospitals were to become financially insolvent and if such agreements were not replaced with new accounts or with the expansion of services on existing accounts, InSight's contract services revenues would be adversely affected. No single source accounts for more than 10% of the Company's total revenues.

DIAGNOSTIC IMAGING AND OTHER EQUIPMENT

The Company has estimated that it has invested approximately $50 million since the Merger to replace and upgrade diagnostic imaging systems and to purchase new systems. As a result, the Company has technologically advanced, state-of-the-art diagnostic imaging equipment. The Company owns or leases 141 diagnostic imaging and treatment systems, of which 102 are conventional MRI systems, 15 are Open MRI systems, 16 are CT systems, five are lithotripters, two are radiation oncology systems and one is a Gamma Knife. The Company owns 80 of its imaging and treatment systems and has operating leases for the remaining 61 systems. Of the Company's 102 conventional MRI systems, 40% have a magnet strength of 1.5 Tesla and 39% have a magnet strength of 1.0 Tesla. Currently, the industry standard magnet strength for fixed systems is 1.5 Tesla and the industry standard magnet strength for mobile systems is 1.0 Tesla. The Company is in the process of upgrading or replacing its remaining conventional MRI systems from magnet strengths of less than 1.0 Tesla to magnet strengths of at least 1.0 Tesla. Ten of the Company's Open MRI systems are less than one year old.

The Company's master lease agreement with GE Medical Systems ("GEMS") includes a variable lease arrangement for 17 of the Company's 61 leased imaging and treatment systems, which can significantly reduce the Company's downside cash flow risk. Under the Company's standard operating lease agreement with GEMS, the Company pays approximately $30,000 per month to lease each system. Under the variable rate election, the Company may choose to pay a monthly rental fee averaging $18,000 per system, plus 40% of the operating profits generated by such system, or to store idle systems at a fixed location for a monthly payment to GEMS of $1,500 per system, representing approximately half of the monthly maintenance costs for an idle system. The Company's variable lease arrangement with GEMS covers most of the Company's older systems, which the Company either has upgraded or expects to replace within the next 18 to 24 months. As of September 1, 1998, the Company had elected the variable lease option with respect to four of the 17 systems in the variable rate pool, each of which requires total monthly payments of $13,000 or less. The option to elect the variable lease structure in the future with respect to additional systems provides the Company with downside cash flow protection in the event that any particular MRI system experiences low utilization.

InSight continues to evaluate the mix of its MRI equipment in response to changes in technology and to the surplus capacity in the marketplace. The overall technological competitiveness of InSight's equipment continues to improve through upgrades, disposal and/or trade-in of older equipment and the purchase or execution of leases for new equipment.

Several substantial companies are presently engaged in the manufacture of MRI (including Open MRI), CT and other diagnostic imaging equipment, including GEMS, Hitachi Medical Systems, Phillips Medical Systems North America Company, Picker International, Inc., and Siemens Medical Systems, Inc. InSight maintains good working relationships with many of the major manufacturers to better ensure an adequacy of supply as well as access to those types of diagnostic imaging systems which appear most appropriate for the specific diagnostic or treatment center to be established.

EMPLOYEES

As of September 15, 1998, InSight had approximately 800 full-time and 50 part-time employees. None of the Company's employees are covered by a collective bargaining agreement. Management believes its employee relations to be satisfactory.

FORWARD-LOOKING STATEMENTS DISCLOSURE

Except for the historical information contained in this report, certain statements contained herein are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve a number of risks and uncertainties, including, but not limited to, availability of financing; limitations and delays in reimbursement by third-party payors; contract renewals and financial stability of customers; technology changes; governmental regulation; conditions within the health care environment; adverse utilization trends for certain diagnostic imaging procedures; aggressive competition; general economic factors; InSight's inability to carry out its business strategy due to rising purchase prices of imaging centers and companies; and the risk factors listed from time to time in InSight's filings with the Securities and Exchange Commission (the "SEC").

ITEM 2.  PROPERTIES

The Company leases approximately 12,800 square feet of office space for its executive offices in Newport Beach, California, under a lease expiring in 2001, and approximately 5,300 square feet of office space in Farmington, Connecticut, under a lease expiring in 2002. The Company believes its facilities are adequate for its reasonably foreseeable needs. In addition, the following table sets forth the other principal properties used as imaging or treatment facilities by the Company as of June 30, 1998:

                                                     APPROXIMATE
NAME OF FACILITY                                     SQUARE FEET    LOCATION
----------------                                     -----------    --------
OWNED:
Northern Indiana Oncology Center                       3,500          Valparaiso, Indiana
Berwyn Magnetic Resonance Center (1)                   3,800          Berwyn, Illinois
Garfield Imaging Center (1)                            4,500          Monterey Park, California
LAC/USC Imaging Sciences Center (1)                    8,500          Los Angeles, California
Maxum Diagnostic Center-Eighth Avenue                 10,000          Ft. Worth, Texas
Diagnostic Outpatient Center (1)                      13,800          Hobart, Indiana
Harbor/UCLA Diagnostic Imaging Center (1)             15,000          Torrance, California
Mountain Diagnostics                                  19,100          Las Vegas, Nevada

LEASED:
Buckhead Imaging                                       1,500          Atlanta, Georgia
Redwood City MRI                                       2,900          Redwood City, California
Dublin Imaging                                         3,900          Dublin, Ohio
Open MRI of Orange County                              4,000          Santa Ana, California
Washington Magnetic Resonance Center                   4,100          Whittier, California
Imaging Center at Murfreesboro                         5,000          Murfreesboro, Tennessee
Marshwood Imaging                                      5,000          Scarborough, Maine
Maxum Diagnostic Center - Preston Road                 5,800          Dallas/Plano, Texas
Open MRI of Hayward                                    6,400          Hayward, California
Central Maine Imaging Center                           7,250          Lewiston, Maine
St. John's Regional Imaging Center                     7,700          Oxnard, California
Ocean Medical Imaging Center                           8,700          Tom's River, New Jersey
Broad Street Imaging Center                           12,700          Columbus, Ohio
Maxum Diagnostic Center - Forest Lane                 14,100          Dallas, Texas
Chattanooga Outpatient Center                         14,700          Chattanooga, Tennessee
Fleet Services/Training/Applications                  20,000          Winston-Salem, North Carolina

(1) The Company owns the building and holds the related land under a long-term lease.

On April 24, 1998, the Company completed the purchase of 77,690 square feet of land in Ft. Worth, Texas, upon which the Company intends to build a Center to which certain existing operations in Ft. Worth will be relocated.

ITEM 3.  LEGAL PROCEEDINGS

InSight is engaged from time to time in the defense of lawsuits arising out of the ordinary course and conduct of its business and has insurance policies covering such potential insurable losses where such coverage is cost-effective. InSight believes that the outcome of any such lawsuits will not have a material adverse impact on the Company's business, financial condition and results of operations.

On May 8, 1998, Medical Synergies, Inc. ("MSI") and its subsidiary, The Center for Diagnostic Medical Services, Inc. ("CDMSI"), filed a complaint against IHC and certain of its then current officers, E. Larry Atkins, Thomas V. Croal, Glenn P. Cato, Robert N. LaDouceur and Michael A. Boylan, in the District Court of Dallas County, Texas. Plaintiffs allege that they had a final and binding agreement with IHC with respect to the acquisition by IHC of certain assets, and assumption by IHC of certain liabilities, of MSI and CDMSI. Plaintiffs' complaint includes claims of anticipatory repudiation of an alleged agreement, fraud, negligent misrepresentation, tortious interference with contract, tortious interference with prospective business relations and attorneys' fees based on breach or repudiation of the alleged agreement. The complaint requested a judgment for actual, compensatory and consequential damages in an unspecified amount, punitive and exemplary damages in an unspecified amount, pre-judgment and post-judgment interest, attorneys' fees, expenses, costs and disbursements. The Company, IHC and the other defendants have answered the complaint and the case has been removed to the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division, since MSI and CDMSI filed, after the filing of the complaint against the defendants, for protection under Chapter 11 of the federal bankruptcy law. The Company, IHC and the other defendants believe that plaintiffs' claims are without merit and intend to vigorously defend the lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) - (d). On May 1, 1998 and May 15, 1998, the holders of each of Series B and C Preferred Stock approved by written consent the acquisition of Signal and the issuance of the Notes, respectively.

                                       PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

InSight's Common Stock is traded on the national over-the-counter market and
quoted on the NASDAQ Small Cap Market under the symbol "IHSC".   The following
table sets forth the high and low prices as reported by NASDAQ for InSight Common Stock for the quarters indicated. The prices (rounded to the nearest 1/8 or nearest 1/32 where applicable) represent quotations between dealers without adjustment for mark-up, markdown or commission, and may not necessarily represent actual transactions.

QUARTER ENDED                    LOW       HIGH
-------------                    ---       ----
September 30, 1997              4 1/4      7 3/4
December 31, 1997               6 1/2     17 3/4
March 31, 1998                 10 1/2     18
June 30, 1998                  10 3/4     14 3/8

September 30, 1996              4 3/4      7 5/8
December 31, 1996               4 3/4      7
March 31, 1997                  4 1/4      6
June 30, 1997                   4          4 3/4

The Company has never paid a cash dividend on its Common Stock and does not expect to do so in the foreseeable future. The Company's credit agreement with its primary lender and the indenture governing publicly-issued debt securities of the Company contain restrictions on its ability to pay dividends on its Common Stock.

As of September 15, 1998, the Company's records indicate that there were in excess of 2,400 beneficial holders of the Common Stock and approximately 500 stockholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

On June 26, 1996, pursuant to the Merger Agreement each of MHC and IHC became a wholly owned subsidiary of InSight. The Merger was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. MHC has been treated as the acquirer for accounting purposes, based upon relative revenues, book values and other factors. The selected consolidated financial data presented as of and for the years ended June 30, 1998 and 1997, the six months ended June 30, 1996 and 1995 (unaudited), and for the years ended December 31, 1995, 1994 and 1993 has been derived from the Company's audited consolidated financial statements and should be read in conjunction with such consolidated financial statements and related notes as of and for the years ended June 30, 1998 and 1997, the six months ended June 30, 1996 and for the year ended December 31, 1995 and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this report.

                                                (Amounts in thousands, except shares and per share data)

                                                                          SIX MONTHS ENDED
                                               YEARS ENDED JUNE 30,   ------------------------       YEARS ENDED DECEMBER 31,
                                            -------------------------   JUNE 30,    JUNE 30,   ------------------------------------
                                                 1998         1997      1996 (1)   1995(1)(7)    1995 (1)     1994 (1)    1993 (1)
                                            ------------  ----------- ----------- ------------ ------------ ----------- -----------
STATEMENT OF OPERATIONS DATA:
Revenues                                     $  119,018  $   92,273   $   26,460  $   24,434   $   50,609  $   45,868   $   45,075
Operating income (loss) (2)                       7,770       5,774       (2,949)       (331)      (1,193)     (2,777)      (6,040)
Interest expense, net                             6,827       4,066        1,144         648        1,626       1,206        1,773
Net income (loss) (3) (4) (5)                       512       1,281         (979)       (979)      (4,319)      4,156       (6,777)

Income (loss) per common and converted
 preferred share (6):
   Basic                                      $    0.06   $    0.25    $   (0.70)  $   (0.73)   $   (3.21)  $    3.04    $   (3.89)
                                              ---------   ---------    ---------   ---------    ---------   ---------    ---------
                                              ---------   ---------    ---------   ---------    ---------   ---------    ---------
   Diluted                                    $    0.06   $    0.24    $   (0.70)  $   (0.73)   $   (3.21)  $    2.96    $   (3.89)
                                              ---------   ---------    ---------   ---------    ---------   ---------    ---------
                                              ---------   ---------    ---------   ---------    ---------   ---------    ---------


                                                           AT JUNE 30,                                 AT DECEMBER 31,
                                             ------------------------------------              ------------------------------------
                                                 1998         1997        1996                  1995 (1)    1994 (1)     1993 (1)
                                             -----------  -----------  ----------              -----------  ----------  -----------
BALANCE SHEET DATA:
Working capital (deficit)                     $  36,903   $  (6,162)   $  (1,441)              $  (2,228)    $  1,587   $  (8,594)
Property and equipment, net                      71,814      34,060       29,349                  12,386        5,272       9,791
Intangible assets                                74,831      32,579       16,216                   4,047        1,194       1,263
Total assets                                    228,260      97,271       69,313                  28,306       22,592      23,566
Total long-term liabilities                     153,104      59,205       39,839                  19,723        9,575       7,967
Stockholders' equity (deficit)                   37,858       6,685        5,404                  (4,005)         300      (3,857)

    (1) The selected consolidated financial data represents historical data of MHC only.
    (2) Includes a provision for supplemental service fee termination of $6.3 million in 1998.
    (3) Includes a provision for securities litigation settlement of $1.5 million in 1995.
    (4) Includes a gain on sale of partnership interests of $4.9 million in 1994.
    (5) Includes an extraordinary gain on debt extinguishment of $3.2 million, $3.3 million and $1.0 million in 1996, 1994 and 1993, respectively.
    (6) Amounts are computed on a pro forma basis as if the reset of par value of Maxum Common Stock and related conversion into InSight Common Stock had occurred on January 1, 1992.
    (7) Unaudited.
    (8) No cash dividends have been paid on the Company's common stock for the periods indicated above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this report that are not purely historical or which might be considered an opinion or projection concerning the Company or its business, whether express or implied, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include statements regarding the Company's expectations, intentions, plans or strategies regarding the future, including statements related to the Year 2000 Issue. All forward-looking statements included in this report are based upon information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those described or implied in such forward-looking statements because of certain factors which could affect the Company. Such forward-looking statements should be evaluated in light of factors described in the Company's periodic filings with the SEC, on Forms 10-K, 10-Q and 8-K (if any) and the factors described under "Risk Factors" in the Company's Registration Statement on Form S-4, filed with the SEC on August 4, 1998, and any amendments thereto.

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with Item 1. "Business", and Item 8. "Financial Statements and Supplementary Data", included elsewhere in this report.

ACQUISITIONS

InSight believes a consolidation in the diagnostic imaging industry is occurring and is necessary in order to provide surviving companies the opportunity to achieve operating and administrative efficiencies through consolidation. InSight's strategy is to further develop and expand regional diagnostic imaging networks that emphasize quality of care, produce cost-effective diagnostic information and provide superior service and convenience to its customers. The strategy of InSight is focused on the following components: (i) to further participate in the consolidation occurring in the diagnostic imaging industry by continuing to build its market presence in its existing regional diagnostic imaging networks through geographically disciplined acquisitions; (ii) to develop or acquire additional regional networks in strategic locations where the Company can offer a broad range of services to its customers and realize increased economies of scale; (iii) to continue to market current diagnostic imaging applications through its existing facilities to optimize and increase overall procedure volume; (iv) to strengthen the regional diagnostic imaging networks by focusing on managed care customers; (v) to implement a variety of new products and services designed to further leverage its core business strengths, including: Open MRI systems and the radiology co-source product which involves the joint ownership and management of the physical and technical operations of the multi-modality radiology department of a hospital or multi-specialty physician group. InSight believes that long-term viability is contingent upon its ability to successfully execute its business strategy.

In fiscal 1997, InSight completed three acquisitions as follows:   a Fixed
Facility in Hayward, California; Mobile Facilities in Maine and New Hampshire; and a Center in Chattanooga, Tennessee. All three transactions included the purchase of assets and assumption of certain equipment related liabilities. The cumulative purchase price for these acquisitions was approximately $18.6 million.

In fiscal 1998, InSight completed four acquisitions as follows: a Center in Columbus, Ohio; a Center in Murfreesboro, Tennessee; a Fixed Facility in Redwood City, California; and a Center in Las Vegas, Nevada. In connection with the purchase of the Center in Columbus, Ohio, InSight also acquired a majority ownership interest in a new Center in Dublin, Ohio. All transactions included the purchase of assets and assumption of certain equipment related liabilities. The cumulative purchase price for these acquisitions was approximately $18.4 million.

In fiscal 1998, InSight also acquired all of the capital stock of Signal through the merger of Signal into a wholly owned subsidiary of InSight. The purchase price was approximately $45.7 million. The Signal assets primarily consisted of Mobile Facilities in the Northeastern and Southeastern United States.

In addition, in fiscal 1998, InSight installed three Open MRI Fixed Facilities in Atlanta, Georgia; Scarborough, Maine; and Santa Ana, California; and opened its first radiology co-source outpatient Center in Oxnard, California, all of which were financed through GE. Effective December 31, 1997, InSight terminated its agreement to operate a Gamma Knife Center and entered into an agreement to dissolve a partnership related to a Fixed Facility in Seattle, Washington.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

InSight operates in a capital intensive, high fixed cost industry that requires significant amounts of working capital to fund operations, particularly the initial start-up and development expenses of new operations and yet is constantly under external pressure to contain costs and reduce prices. Revenues and cash flows have been adversely affected by an increased collection cycle, competitive pressures and major restructurings within the health care industry. This adverse effect on revenues and cash flow is expected to continue, especially in the mobile diagnostic imaging business. (See Item 1. "Business-Business Strategy").

InSight continues to pursue acquisition opportunities. InSight believes that the expansion of its business through acquisitions is a key factor in maintaining profitability. Generally, acquisition opportunities are aimed at increasing revenues and profits, and maximizing utilization of existing capacity. Incremental operating profit resulting from future acquisitions will vary depending on geographic location, whether facilities are Mobile or Fixed, the range of services provided and the Company's ability to integrate the acquired businesses into its existing infrastructure. Since the Merger, InSight has completed eight acquisitions as discussed above.

As noted above (see Item 1. "Business-Recapitalization and Financing"), the Company consummated the Recapitalization on October 14, 1997, pursuant to which
(a) the Company issued to Carlyle 25,000 shares of Series B Preferred Stock having a liquidation preference of $1,000 per share and warrants to purchase 250,000 shares of Common Stock at an exercise price of $10.00 per share, generating net proceeds to the Company (after related transaction costs of approximately $2.0 million) of approximately $23.0 million; (b) the Company issued to GE 7,000 shares of Series C Preferred Stock, with a liquidation preference of $1,000 per share, in consideration of the termination of GE's right to receive supplemental service fee payments equal to 14% of InSight's pretax income, warrants to purchase 250,000 shares of Common Stock at an exercise price of $10.00 per share, and an additional 20,953 shares of Series C Preferred Stock in exchange for all of GE's shares of Series A Preferred Stock; and (c) the Company executed a Credit Agreement with NationsBank which included (i) a $50 million term loan facility consisting of a $20 million tranche with increasing amortization over a five-year period and a $30 million tranche with increasing amortization over a seven-year period, principally repayable in years 6 and 7, (ii) a $25 million revolving working capital facility with a five-year maturity, and (iii) a $50 million acquisition facility. Initial funding under the Bank Financing occurred on October 22, 1997 and, on December 19, 1997, the Bank Financing was increased to a total of $150 million by converting $10 million of outstanding debt under the acquisition facility to the seven-year tranche (which was thereby increased to $40 million) and increasing the acquisition facility to $65 million. The net proceeds from the Carlyle investment were used to refinance a portion of the outstanding GE indebtedness (approximately $20 million). At the initial funding of the Bank Financing, all of the term loan facility was drawn down to refinance all of the remaining GE indebtedness (approximately $50 million) and approximately $8 million of the revolving facility was drawn down for working capital purposes. The terms of the Series B Preferred Stock and the Series C Preferred Stock, as well as the Bank Financing, contain certain restrictions on InSight's ability to act without first obtaining a waiver or consent from Carlyle, GE and NationsBank.

On June 12, 1998, InSight completed a refinancing of substantially all of the Company's debt through the issuance of $100 million of Notes. The Notes bear interest at 9.625%, with interest payable semi-annually and mature in June 2008. The Notes are redeemable at the option of InSight, in whole or in part, on or after June 15, 2003. The Notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness, as defined in the indenture, of the Company, including borrowings under the Bank Financing.

Concurrently with the issuance of the Notes, the Company entered into an amendment to, and restatement of the Bank Financing, pursuant to which, among other things, the Company refinanced and consolidated its prior $20 million tranche term loan and $40 million tranche term loan into a $50 million term loan, with a six-year amortization. Borrowings under the $50 million term loan bear interest at LIBOR plus 1.75%. The Company utilized a portion of the net proceeds from the Notes, together with the net proceeds of the borrowing under the term loan portion of the Bank Financing to repay outstanding indebtedness under the Bank Financing. The remaining net proceeds of approximately $28.8 million are being used for general corporate purposes.

As part of the amendment to the Bank Financing, the Company has available a $25 million working capital facility with a five-year maturity and a $75 million acquisition facility with a six-year maturity. Borrowings under both credit facilities bear interest at LIBOR plus 1.75%. The Company is required to pay an unused facility fee of between 0.375% and 0.5% on unborrowed amounts under both facilities. There were no borrowings under either facility at June 30, 1998.

Net cash provided by operating activities was approximately $17.4 million for the year ended June 30, 1998. Cash provided by operating activities resulted primarily from net income before depreciation and amortization (approximately $16.3 million) and the provision for supplemental service fee termination ($6.3 million), offset by an increase in accounts receivable (approximately $5.9 million). The increase in accounts receivable is due primarily to the Company's acquisition activities.

Net cash used in investing activities was approximately $77.4 million for the year ended June 30, 1998. Cash used in investing activities resulted primarily from the Company purchasing new diagnostic imaging equipment or upgrading its existing diagnostic imaging equipment (approximately $22.9 million) and from the Company's acquisition activities, net of cash acquired (approximately $52.5 million).

The Company generated approximately $97.8 million from financing activities, primarily from (i) the Carlyle investment pursuant to the Recapitalization, (ii)
the issuance of $100 million of Notes and (iii) the Bank Financing.   The
proceeds from the Recapitalization, Notes and Bank Financing were used to refinance the Company's outstanding indebtedness.

The Company has committed to purchase or lease, at an aggregate cost of approximately $22 million, 12 MRI systems for delivery during the year ending June 30, 1999. The Company expects to use internal funds to finance the purchase of such equipment. In addition, the Company has committed to purchase or lease from GE, at an aggregate cost of approximately $24 million, including siting costs, 20 Open MRI systems for delivery and installation. As of June 30, 1998, the Company had installed seven of such Open MRI systems: two at existing Centers, three in newly opened Fixed Facilities, and two in Mobile Facilities which operate in existing networks serviced by conventional Mobile Facilities. The Company may purchase, lease or upgrade other MRI systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new imaging centers are developed in accordance with the Company's business strategy.

The Company believes that, based on proceeds from the issuance of the Notes, current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity, including borrowings available under the Bank Financing, will be sufficient over the next three years to fund anticipated capital expenditures and make required payments of principal and interest on its debt, including payments due on the Notes and obligations under the Bank Financing. In addition, the Company continually evaluates potential acquisitions and expects to fund such acquisitions from its available sources of liquidity, including borrowings under the Bank Financing. The Company's acquisition strategy, however, may require sources of capital in addition to that currently available to the Company, and no assurance can be given that the Company will be able to raise any such necessary additional funds on terms acceptable to the Company or at all.

RESULTS OF OPERATIONS

BECAUSE THE MERGER WAS ACCOUNTED FOR USING THE PURCHASE METHOD OF ACCOUNTING AND MHC WAS TREATED AS THE ACQUIROR, THE FOLLOWING DISCUSSION AND ANALYSIS CONTAINS THE HISTORICAL FINANCIAL DATA OF THE COMPANY (REFLECTING THE COMBINED OPERATIONS OF IHC AND MHC) FOR THE YEARS ENDED JUNE 30, 1998 AND 1997 AND THE HISTORICAL FINANCIAL DATA OF MHC ONLY FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995.

YEARS ENDED JUNE 30, 1998 AND 1997

REVENUES: Revenues increased approximately 29.0% from approximately $92.2 million for the year ended June 30, 1997, to approximately $119.0 million for the year ended June 30, 1998. This increase was due primarily to the acquisitions discussed above (approximately $20.0 million) and an increase in contract services, patient services and other revenues (approximately $8.2 million) at existing facilities.

Contract services revenues increased approximately 14.4% from approximately $47.8 million for the year ended June 30, 1997, to approximately $54.7 million for the year ended June 30, 1998. This increase was due primarily to the acquisitions discussed above (approximately $4.0 million) and an increase at existing facilities (approximately $2.9 million). The increase at existing facilities was due to higher utilization (approximately 17%) offset by a decline in reimbursement from customers, primarily hospitals (approximately 4%).

Contract services revenues, primarily earned by its Mobile Facilities, represented approximately 46% of total revenues for the year ended June 30, 1998. Each year approximately one-quarter to one-third of the contract services agreements are subject to renewal. It is expected that some high volume customer accounts will elect not to renew their agreements and instead will purchase or lease their own diagnostic imaging equipment and some customers may choose an alternative services provider. In the past where agreements have not been renewed, the Company has been able to obtain replacement customer accounts. While some replacement accounts have initially been smaller than the lost accounts such replacement accounts revenues have generally increased over the term of the agreement. The non-renewal of a single customer agreement would not have a material impact on InSight's contract services revenues; however, non-renewal of several agreements could have a material impact on contract services revenues.

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

Patient services revenues increased approximately 42.5% from approximately $41.9 million for the year ended June 30, 1997, to approximately $59.7million for the year ended June 30, 1998. This increase was due primarily to the acquisitions discussed above (approximately $15.9 million) and an increase in revenues at existing facilities (approximately $3.4 million). The increase at existing facilities was due to higher utilization (approximately 11%), partially offset by declines in reimbursement from third party payors (approximately 4%) and reduced revenues from the termination of a Fixed Facility and a Gamma Knife Center in fiscal 1998 (approximately $1.5 million).

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

COSTS OF OPERATIONS: Costs of operations increased approximately 21.5% from approximately $79.6 million for the year ended June 30, 1997, to approximately $96.7 million for the year ended June 30, 1998. This increase was due primarily to an increase in costs due to the acquisitions discussed above (approximately $14.7 million) and an increase in costs at existing facilities (approximately $4.7 million), offset by the elimination of costs at the two terminated facilities discussed above (approximately $2.3 million).

Costs of operations, as a percent of total revenues, decreased from approximately 86.3% for the year ended June 30, 1997, to approximately 81.3% for the year ended June 30, 1998. The decrease in percent is due primarily to reduced costs in service supplies, equipment maintenance, and equipment lease and depreciation costs as a result of the Company negotiating favorable supply contracts and upgrading its existing diagnostic equipment. The decrease is offset by higher salaries and benefits and marketing costs.

CORPORATE OPERATING EXPENSES: Corporate operating expenses increased approximately 20.3%, from approximately $7.4 million for the year ended June 30, 1997, to approximately $8.9 million for the year ended June 30, 1998. This increase was due primarily to additional consulting, legal and travel costs associated with the Company's acquisition activities. As noted below, the Company anticipates incurring approximately $500,000 to $1,500,000 in connection with its Year 2000 Issue, approximately $30,000 of which was incurred during the year ended June 30, 1998.

PROVISION FOR SUPPLEMENTAL SERVICE FEE TERMINATION: As part of the Recapitalization and Bank Financing, the Company issued to GE 7,000 shares of Series C Preferred Stock to terminate GE's rights to receive supplemental service fee payments equal to 14% of InSight's pretax income. The Series C Preferred Stock was valued at $7.0 million and the Company recorded a one-time provision of approximately $6.3 million, net of amounts previously accrued, to account for the Preferred Stock issuance.

INTEREST EXPENSE, NET: Interest expense, net increased approximately 65.9% from approximately $4.1 million for the year ended June 30, 1997, to approximately $6.8 million for the year ended June 30, 1998. This increase was due primarily to additional debt related to (i) the acquisitions discussed above (approximately $3.6 million), (ii) additional debt related to the issuance of Notes discussed above, and (iii) additional debt related to the Company upgrading its existing diagnostic imaging equipment, offset by reduced interest as a result of (i) the reduction in interest rate and the extinguishment of approximately $23.0 million in long-term debt relating to the Recapitalization and Bank Financing (approximately $1.9 million) and (ii) amortization of long-term debt.

INCOME (LOSS) PER COMMON SHARE: On a diluted basis, net income per common share was $0.06 for the year ended June 30, 1998, compared to net income per common share of $0.24 for the same period in 1997. Excluding the one-time provision for supplemental service fee termination, net income per common share on a diluted basis would have been $0.83. The improvement in net income per common share before provision for supplemental service fee termination is the result of
(i) increased gross profit and (ii) an increase in earnings from unconsolidated partnerships, offset by (i) increased corporate operating expenses, (ii) increased interest expense, and (iii) the provision for income taxes.

YEAR ENDED JUNE 30, 1997 AND SIX MONTHS ENDED JUNE 30, 1996

REVENUES: Revenues increased approximately $65.8 million for the year ended June 30, 1997, compared to the six months ended June 30, 1996. The increase in revenues was due primarily to additional IHC revenues as a result of the Merger (approximately $37.9 million), increases in revenues due to the acquisitions discussed above (approximately $2.0 million) and an increase in contract services, patient services and other revenues at MHC (approximately $25.9 million). The increase of $25.9 million in MHC revenues was primarily due to a year of results for 1997 compared to the six month period in 1996. Compared to 1996 on an annualized basis, MHC revenues decreased by approximately $0.5 million, or approximately 1%.

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

Patient services revenues increased approximately $36.1 million for the year ended June 30, 1997, compared to the six months ended June 30, 1996. The increase in revenues was due primarily to additional IHC revenues as a result of the Merger (approximately $29.7 million), increased revenues due to the acquisitions discussed above (approximately $1.8 million), and an increase in MHC revenues of approximately $4.6 million. The increase in MHC revenues of approximately $4.6 million was primarily due to a year of results for 1997 compared to a six month period in 1996. Compared to 1996 on an annualized basis, MHC revenues decreased approximately $1.3 million, or 11%. This decrease was due to continued declines in reimbursement (approximately 5%) from third party payors and the closure of a Fixed Facility in June 1996, offset by increased utilization (approximately 20%).

COSTS OF OPERATIONS: Costs of operations increased approximately $52.2 million for the year ended June 30, 1997, compared to the six months ended June 30, 1996. This increase was due primarily to additional IHC costs as a result of the Merger (approximately $29.1 million), an increase in costs due to the acquisitions discussed above (approximately $1.5 million), and an increase in costs at MHC of approximately $21.6 million. The increase of $21.6 million at MHC was primarily due to a year of results for 1997 compared to a six month period in 1996. Compared to 1996 on an annualized basis, MHC costs decreased approximately $5.8 million, or 11%. This decrease was due to a reduction in costs of services, provision for doubtful accounts, and equipment leases and depreciation and amortization.

Costs of services, including the provision for doubtful accounts, increased approximately $35.0 million for the year ended June 30, 1997, compared to the six months ended June 30, 1996. The increase in costs was due primarily to additional IHC costs as a result of the Merger (approximately $20.2 million), an increase in costs due to the acquisitions discussed above (approximately $1.2 million) and an increase in costs at MHC (approximately $13.6 million). The increase in costs at MHC was due primarily to a year of results for 1997 compared to a six month period in 1996. Compared to 1996 on an annualized basis, MHC costs decreased approximately $2.9 million. This decrease was due to
(i) reduced costs in service supplies and equipment maintenance and (ii) one time charges in 1996 related to the closure of two Centers and the early return of four Mobile Facilities.

Equipment leases and depreciation and amortization increased approximately $17.2 million for the year ended June 30, 1997, compared to the six months ended June 30, 1996. The increase was due primarily to additional IHC costs as a result of the Merger (approximately $9.0 million), increased costs due to the acquisitions discussed above

(approximately $0.3 million) and an increase in costs at MHC (approximately $7.9 million). The increase at MHC of $7.9 million was primarily due to a year of results for 1997 compared to a six month period in 1996. Compared to 1996 on an annualized basis, MHC costs decreased approximately $0.8 million. This decrease was due to a write down of approximately $1.5 million of intangibles in 1996, which did not occur in 1997.

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

INCOME (LOSS) PER COMMON SHARE: On a diluted basis, net income per common share was $0.24 for the year ended June 30, 1997, compared to a net loss per common share before extraordinary item of $(2.99) for the six months ended June 30, 1996. The improvement in income per common share was the result of (i) increased gross profit and (ii) an increase in earnings from unconsolidated partnerships, offset by (i) increased corporate operating expenses and (ii) increased interest expense.

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

The provision for doubtful accounts decreased $0.4 million during the six months ended June 30, 1996, compared with the same period in 1995. This decrease was primarily attributable to a $0.3 million charge recorded in June 1995. A similar charge was not recorded in 1996.

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

EXTRAORDINARY GAIN ON DEBT EXTINGUISHMENT: In connection with the Merger, MHC recorded an extinguishment of $9.0 million of long-term obligations owed to GE in June 1996. The extraordinary gain represents the excess of the carrying value of the debt obligations settled over the sum of the fair value of the Maxum Series B Preferred Stock issued in exchange for such debt extinguishment and the sum of future interest payable on all remaining obligations owed to GE. In accordance with the provisions of troubled debt accounting, a portion of the extraordinary gain, equal to the sum of the current and long-term portions of future interest payable on all remaining GE debt, was deferred and will be reduced by future interest payments over the terms of the respective debt instrument.

NEW PRONOUNCEMENTS

In fiscal 1999, the Company will be required to adopt Statement of Financial Accounting Standards ("SFAS") Nos. 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information." The Company believes that adoption of these standards will not have a material impact on the Company.

YEAR 2000 ISSUE

IMPACT OF YEAR 2000: The Year 2000 Issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, computer programs, computers and embedded microprocessors controlling equipment with date-sensitive systems may recognize Year 2000 as 1900 or not at all. This inability to recognize or properly treat Year 2000 may result in computer system failures or miscalculations of critical financial and operational information as well as failures of equipment controlling date-sensitive microprocessors. In addition, there are two other related issues, which could also lead to miscalculations or failures: (i) some older systems' programming assigns special meaning to certain dates, such as 9/9/99 and (ii) the Year 2000 is a leap year.

STATE OF READINESS:   The Company started to formulate a plan to address the
Year 2000 Issue in late 1995. To date, the Company's primary focus has been on its own internal information technology systems, including all types of systems in use by the Company in its operations, marketing, finance and human resources departments, and to deal with the most critical systems first. The Company is in the process of developing a Year 2000 Plan to address all of its Year 2000 Issues. The Company has given its Vice President-Information Technology specific responsibility for managing its Year 2000 Plan and a Year 2000 Committee has been established to assist in developing and implementing the Year 2000 Plan. The Year 2000 Plan being developed will involve generally the following phases: awareness, assessment, renovation, testing and implementation.

Although the Company's assessment of the Year 2000 Issue is incomplete, the Company has completed an assessment of approximately 75% of its internal information technology systems. The Company estimates that it will complete the assessment of its remaining internal information technology systems by December 31, 1998 and will establish a timetable for the renovation phase of the
remaining technology systems.   The Company has already completed the renovation
of approximately 50% of its information technology systems, including modifying and upgrading software and developing and purchasing new software, and continues to renovate the portions of such systems for which assessment is complete. The Company has not begun or established a timetable for the testing and implementation phases. The Company's goal is to complete such phases by June 30, 1999. Although complications arising from unanticipated acquisitions might cause some delay.

The Company has recently begun to assess the potential for Year 2000 problems with the information systems of its customers and vendors. The Company is preparing questionnaires that it expects to send to its customers, vendors and other third parties with which the Company has a material relationship by December 31, 1998. The Company expects to complete the assessment with respect to such parties by March 31, 1998, subject to their ability to provide requested information by February 28, 1999. The Company does not have sufficient information to provide an estimated timetable for completion of renovation and testing that such parties with which the Company has a material relationship may undertake. The Company is unable to estimate the costs that it may incur to remedy the Year 2000 issues relating to such parties.

The Company has received some preliminary information concerning the Year 2000 readiness of some of its customers, vendors and other third parties with which the Company has a material relationship and expects to engage in discussions with most of such parties during the balance of 1998 and through March 31, 1999 in an attempt to determine the extent to which the Company is vulnerable to those parties' possible failure to become Year 2000 compliant.

All of the Company's diagnostic imaging equipment used to provide imaging services have computer systems and applications, and in some cases embedded microprocessors, that could be affected by Year 2000 issues. The Company has begun to assess the impact on its diagnostic imaging equipment by contacting the vendors of such equipment. The vendor with respect to the majority of the MRI and CT equipment used by the Company has informed the Company that
(i) certain identified MRI and CT equipment is Year 2000 compliant, (ii) it has developed software for functional workarounds to ensure Year 2000 compliance with respect to the balance of its noncompliant MRI and CT equipment and (iii) remediation will be made during future regular maintenance visits. The Company is in the process of contacting the other vendors of its diagnostic imaging equipment. The Company expects to receive information from such other vendors by December 31, 1998 with respect to their assessment of the impact on the equipment that they provided to the Company and the nature and timetable of the remediation that such vendors may propose. The Company expects to complete its assessment by March 31, 1999 and that renovation will be completed by June 30, 1999. The Company expects that its equipment vendors will propose timely remediation and will bear the cost of modifying or otherwise renovating the Company's diagnostic imaging equipment.

The Company has recently begun an assessment of the potential for Year 2000 problems with the embedded microprocessors in its other equipment, facilities and corporate and regional offices, including telecommunications systems, utilities, dictation systems, security systems and HVACS and expects to complete the assessment by December 31, 1998.

COSTS TO ADDRESS YEAR 2000 ISSUE: The Company estimates on a preliminary basis that the cost of assessment, renovation, testing and implementation of its internal systems will range from approximately $500,000 to $1,500,000, of which $30,000 has been incurred. The major components of these costs are:
consultants, additional personnel costs, programming, new software and hardware,
software upgrades and travel expenses.   The Company expects that such costs
will be funded through operating cash flows. This estimate, based on currently available information, will be updated as the Company continues its assessment and proceeds with renovation, testing and implementation and may be adjusted upon receipt of more information from the Company's vendors, customers and other third parties and upon the design and implementation of the Company's contingency plan. In addition, the availability and cost of consultants and other personnel trained in this area and unanticipated acquisitions might materially affect the estimated costs.

RISKS TO THE COMPANY:   The Company's Year 2000 Issue involves significant
risks. There can be no assurance that the Company will succeed in implementing the Year 2000 Plan it is developing. The following describes the Company's most reasonably likely worst-case scenario, given current uncertainties. If the Company's renovated or replaced internal information technology systems fail the testing phase, or any software application or embedded microprocessors central to the Company's operations are overlooked in the assessment or implementation phases, significant problems including delays may be incurred in billing the Company's major customers (Medicare, HMOs or private insurance carriers) for services performed. If its major customers' systems do not become Year 2000 compliant on a timely basis, the Company will have problems and incur delays in receiving and processing correct reimbursement. If the computer systems of third parties with which the Company's systems exchange data do not become Year 2000 compliant both on a timely basis and in a manner compatible with continued data exchange with the Company's information technology systems, significant problems may be incurred in billing and reimbursement. If the systems on the diagnostic imaging equipment utilized by the Company are not Year 2000 compliant, the Company may not be able to provide imaging services to patients. If the Company's vendors or suppliers of the Company's necessary power, telecommunications, transportation and financial services, fail to provide the Company with equipment and services the Company will be unable to provide services to its customers.

If any of these uncertainties were to occur, the Company's business, financial condition and results of operations would be adversely affected. The Company is unable to assess the likelihood of such events occurring or the extent of the effect on the Company.

CONTINGENCY PLAN: The Company has not yet established a contingency plan to address unavoided or unavoidable Year 2000 risks with internal information technology systems and with customers, vendors and other third parties, but it expects to create such a plan by March 31, 1999.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

InSight's market risk exposure relates primarily to interest rates, where InSight will periodically use interest rate swaps to hedge interest rates on long-term debt under its Bank Financing. InSight does not engage in activities using complex or highly leveraged instruments.

At June 30, 1998, InSight had outstanding an interest rate swap, converting the majority of its $50 million term loan floating rate debt to fixed rate debt. Since the majority of the Company's debt has historically been fixed-rate debt, the impact of the interest rate swap has not been material on the Company's weighted average interest rate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                      Index to Consolidated Financial Statements
                   for the Years Ended June 30, 1998 and 1997, for
                    the Six Months Ended June 30,1996 and for the
                             Year Ended December 31, 1995

                                                                PAGE NUMBER
                                                                -----------
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                             25

INDEPENDENT AUDITORS' REPORT                                         26

CONSOLIDATED BALANCE SHEETS                                       27-28

CONSOLIDATED STATEMENTS OF OPERATIONS                                29

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                      30

CONSOLIDATED STATEMENTS OF CASH FLOWS                                31

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        32-52

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                             59

SCHEDULE IX - VALUATION AND QUALIFYING ACCOUNTS                      60

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To InSight Health Services Corp.:

We have audited the accompanying consolidated balance sheets of INSIGHT HEALTH SERVICES CORP. (a Delaware corporation) and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1998 and 1997 and for the six months ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InSight Health Services Corp. and subsidiaries as of June 30, 1998 and 1997, and results of their operations and their cash flows for the years ended June 30, 1998 and 1997 and for the six months ended June 30, 1996, in conformity with generally accepted accounting principles.


                                             ARTHUR ANDERSEN LLP



Orange County, California
September 25, 1998

                             INDEPENDENT AUDITORS' REPORT

To Maxum Health Corp.:

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows of Maxum Health Corp. and Subsidiaries (MHC) for the year ended December 31, 1995. Our audit also included the related financial statement schedule of valuation and qualifying accounts. These financial statements and schedule are the responsibility of MHC's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of MHC's operations and its cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying 1995 financial statements have been prepared assuming that MHC will continue as a going concern. As discussed in Note 3 to the financial statements, MHC is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Notes 1 and 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Dallas, Texas
March 1, 1996

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                (Amounts in thousands)

                                                   June 30,       June 30,
                                                     1998           1997
                                                  ----------     ----------
                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                       $   44,740     $    6,884
  Trade accounts receivable, net                      25,663         15,515
  Other current assets                                 3,050          1,826
                                                  ----------     ----------
    Total current assets                              73,453         24,225
                                                  ----------     ----------

PROPERTY AND EQUIPMENT:
  Vehicles                                             1,085            968
  Land, building and leasehold improvements           16,547          9,114
  Computer and office equipment                        8,253          3,851
  Diagnostic and related equipment                    66,020         28,055
  Equipment and vehicles under capital leases          6,025          8,086
                                                  ----------     ----------
                                                      97,930         50,074
  Less: Accumulated depreciation and amortization     26,116         16,014
                                                  ----------     ----------
    Property and equipment, net                       71,814         34,060
                                                  ----------     ----------

INVESTMENTS IN PARTNERSHIPS                            1,523            939
                                                  ----------     ----------

OTHER ASSETS                                           6,639          5,468
                                                  ----------     ----------

INTANGIBLE ASSETS, net                                74,831         32,579
                                                  ----------     ----------
                                                  $  228,260     $   97,271
                                                  ----------     ----------
                                                  ----------     ----------

                 The accompanying notes are an integral part of these
                             consolidated balance sheets.

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
               (Amounts in thousands, except share and per share data)

                                                                                   June 30,       June 30,
                                                                                    1998           1997
                                                                                 ----------     ----------
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of equipment and other notes                                    $  7,978      $  11,901
  Current portion of capital lease obligations                                       2,162          3,561
  Accounts payable                                                                   6,946          1,688
  Accrued equipment related costs                                                    5,311          2,882
  Other accrued expenses                                                             8,979          7,834
  Accrued payroll and related costs                                                  5,174          2,521
                                                                                ----------     ----------
    Total current liabilities                                                       36,550         30,387
                                                                                ----------     ----------

LONG-TERM LIABILITIES:
  Equipment and other notes, less current portion                                  144,637         54,421
  Capital lease obligations, less current portion                                    7,483          3,312
  Other long-term liabilities                                                          984          1,472
                                                                                ----------     ----------
    Total long-term liabilities                                                    153,104         59,205
                                                                                ----------     ----------

COMMITMENTS (Note 8)

MINORITY INTEREST                                                                      748            994
                                                                                ----------     ----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 per value, 3,500,000 shares authorized:
    Convertible Series A preferred stock,
      2,501,760 shares outstanding at June 30, 1997                                      -          6,750
    Convertible Series B preferred stock, 25,000 shares outstanding at
      June 30, 1998, with a liquidation preference of $25,000                       23,923              -
    Convertible Series C preferred stock, 27,953 shares outstanding at
      June 30, 1998, with a liquidation preference of $27,953                       13,173              -
  Common stock, $.001 par value, 25,000,000 shares authorized,
      2,824,090 and 2,714,725 shares outstanding at June 30, 1998 and 1997,
      respectively                                                                       3              3
  Additional paid-in capital                                                        23,415         23,100
  Accumulated deficit                                                              (22,656)       (23,168)
                                                                                ----------     ----------
    Total stockholders' equity                                                      37,858          6,685
                                                                                ----------     ----------
                                                                                $  228,260     $   97,271
                                                                                ----------     ----------
                                                                                ----------     ----------

                 The accompanying notes are an integral part of these
                             consolidated balance sheets.

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in thousands, except share and per share data)

                                                                                                      SIX
                                                               YEARS ENDED JUNE 30,              MONTHS ENDED          YEAR ENDED
                                                        -----------------------------------        JUNE 30,           DECEMBER 31,
REVENUES:                                                    1998                1997                1996                 1995
                                                        ---------------     ---------------     ---------------     ---------------
  Contract services                                      $      54,664       $      47,827       $      20,045       $      38,976
  Patient services                                              59,669              41,916               5,853              10,605
  Other                                                          4,685               2,530                 562               1,028
                                                         -------------       -------------       -------------       -------------
     Total revenues                                            119,018              92,273              26,460              50,609
                                                         -------------       -------------       -------------       -------------

COSTS OF OPERATIONS:
  Costs of services                                             62,378              50,015              15,899              28,772
  Provision for doubtful accounts                                1,871               1,483                 617               1,669
  Equipment leases                                              17,023              18,396               6,957              14,464
  Depreciation and amortization                                 15,441               9,740               3,947               3,873
                                                         -------------       -------------       -------------       -------------
     Total costs of operations                                  96,713              79,634              27,420              48,778
                                                         -------------       -------------       -------------       -------------

GROSS PROFIT (LOSS)                                             22,305              12,639                (960)              1,831
PROVISION FOR SUPPLEMENTAL SERVICE FEE TERMINATION               6,309                   -                   -                   -
CORPORATE OPERATING EXPENSES                                     8,933               7,431               2,127               3,372
                                                         -------------       -------------       -------------       -------------

INCOME (LOSS) FROM COMPANY OPERATIONS                            7,063               5,208              (3,087)             (1,541)
EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS                  707                 566                 138                 348
                                                         -------------       -------------       -------------       -------------

OPERATING INCOME  (LOSS)                                         7,770               5,774              (2,949)             (1,193)
OTHER EXPENSE:
  Interest expense, net                                          6,827               4,066               1,144               1,626
  Provision for securities litigation settlement                     -                   -                   -               1,500
                                                         -------------       -------------       -------------       -------------
                                                                 6,827               4,066               1,144               3,126
                                                         -------------       -------------       -------------       -------------

INCOME (LOSS) BEFORE INCOME TAXES                                  943               1,708              (4,093)             (4,319)
PROVISION FOR INCOME TAXES                                         431                 427                  65                   -
                                                         -------------       -------------       -------------       -------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                            512               1,281              (4,158)             (4,319)

EXTRAORDINARY ITEM - Net gain on debt extinguishment                 -                   -               3,179                   -
                                                         -------------       -------------       -------------       -------------

NET INCOME (LOSS)                                        $         512       $       1,281       $        (979)      $      (4,319)
                                                         -------------       -------------       -------------       -------------
                                                         -------------       -------------       -------------       -------------

INCOME (LOSS) PER COMMON AND CONVERTED
  PREFERRED SHARE:
  Income (loss) before extraordinary item:

     Basic                                               $        0.06       $        0.25       $       (2.99)      $       (3.21)
                                                         -------------       -------------       -------------       -------------
                                                         -------------       -------------       -------------       -------------
     Diluted                                             $        0.06       $        0.24       $       (2.99)      $       (3.21)
                                                         -------------       -------------       -------------       -------------
                                                         -------------       -------------       -------------       -------------

  Net income (loss):
     Basic                                               $        0.06       $        0.25       $       (0.70)      $       (3.21)
                                                         -------------       -------------       -------------       -------------
                                                         -------------       -------------       -------------       -------------
     Diluted                                             $        0.06       $        0.24       $       (0.70)      $       (3.21)
                                                         -------------       -------------       -------------       -------------
                                                         -------------       -------------       -------------       -------------

WEIGHTED AVERAGE NUMBER OF COMMON AND
  CONVERTED PREFERRED SHARES OUTSTANDING:
     Basic                                                   7,964,238           5,214,531           1,389,271           1,344,832
                                                         -------------       -------------       -------------       -------------
                                                         -------------       -------------       -------------       -------------
     Diluted                                                 8,271,298           5,440,315           1,389,271           1,344,832
                                                         -------------       -------------       -------------       -------------
                                                         -------------       -------------       -------------       -------------

                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                            INSIGHT HEALTH SERVICES CORP.
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (Amounts in thousands, except share data)

                                                                                 Preferred Stock
                                                    -------------------------------------------------------------------------
                                                            Series A                 Series B                 Series C
                                                    -----------------------  ------------------------  ----------------------
                                                       Shares      Amount       Shares      Amount       Shares      Amount
                                                    ----------- -----------  ------------ -----------  ----------- ----------
BALANCE AT DECEMBER 31, 1994                                 -  $         -           -   $        -           -   $        -

Stock issued under employee                                  -            -           -            -           -            -
   purchase plan

Net loss                                                     -            -           -            -           -            -
                                                   -----------  -----------  ----------  -----------  ----------  -----------
BALANCE AT DECEMBER 31, 1995                                 -            -           -            -           -            -

Issuance of Series A preferred stock
   and cancellation of common
   stock warrant                                     1,250,880        3,375           -            -           -            -

Acquisition of IHC                                   1,250,880        3,375           -            -           -            -

Retirement of MHC's treasury stock                           -            -           -            -           -            -

Reset the par value of InSight common
   stock issued in exchange for
   MHC's common stock                                        -            -           -            -           -            -

Net loss                                                     -            -           -            -           -            -
                                                   -----------  -----------  ----------  -----------  ----------  -----------
BALANCE AT JUNE 30, 1996                             2,501,760        6,750           -            -           -            -

Stock options exercised                                      -            -           -            -           -            -

Net income                                                   -            -           -            -           -            -
                                                   -----------  -----------  ----------  -----------  ----------  -----------
BALANCE AT JUNE 30, 1997                             2,501,760        6,750           -            -           -            -

Stock options and  warrants exercised                        -            -           -            -           -            -

Sale of Series B preferred stock                             -            -      25,000       23,923           -            -

Exchange of Series A for Series C
   preferred stock                                  (2,501,760)      (6,750)          -            -      20,953        6,173

Supplemental service fee termination                         -            -           -            -       7,000        7,000

Adjustment for fractional shares
   on MHC and IHC exchange                                   -            -           -            -           -            -

Net income                                                   -            -           -            -           -            -
                                                   -----------  -----------  ----------  -----------  ----------  -----------
BALANCE AT JUNE 30, 1998                                     -  $         -      25,000   $   23,923      27,953   $   13,173
                                                   -----------  -----------  ----------  -----------  ----------  -----------
                                                   -----------  -----------  ----------  -----------  ----------  -----------


                                                       Common Stock               Additional
                                            ------------------------------------    Paid-In   Accumulated   Treasury
                                              Shares       Amount      Warrant      Capital     Deficit       Stock        Total
                                            ----------   ----------  -----------  ---------- ------------ ------------  ----------
BALANCE AT DECEMBER 31, 1994                 2,953,415   $       29  $        7   $   19,680  $  (19,151)  $     (265)  $     300

Stock issued under employee                     51,640            1           -           13           -            -          14
   purchase plan

Net loss                                             -            -           -            -      (4,319)           -      (4,319)
                                           -----------   ----------  ----------  -----------  -----------  ----------  ----------
BALANCE AT DECEMBER 31, 1995                 3,005,055           30           7       19,693     (23,470)        (265)     (4,005)

Issuance of Series A preferred stock
   and cancellation of common
   stock warrant                                     -            -          (7)           -           -            -       3,368

Acquisition of IHC                           1,349,908            1           -        3,644           -            -       7,020

Retirement of MHC's treasury stock                   -            -           -         (265)          -          265           -

Reset the par value of InSight common
   stock issued in exchange for
   MHC's common stock                       (1,644,723)         (28)          -           28           -            -           -

Net loss                                             -            -           -            -        (979)           -        (979)
BALANCE AT JUNE 30, 1996                     2,710,240            3           -       23,100     (24,449)           -       5,404

Stock options exercised                          4,485            -           -            -           -            -           -

Net income                                           -            -           -            -       1,281            -       1,281
                                           -----------   ----------  ----------  -----------  -----------  ----------  ----------
BALANCE AT JUNE 30, 1997                     2,714,725            3           -       23,100     (23,168)           -       6,685

Stock options and  warrants exercised          110,372            -           -          315           -            -         315

Sale of Series B preferred stock                     -            -           -            -           -            -      23,923

Exchange of Series A for Series C
   preferred stock                                   -            -           -            -           -            -        (577)

Supplemental service fee termination                 -            -           -            -           -            -       7,000

Adjustment for fractional shares
   on MHC and IHC exchange                      (1,007)           -           -            -           -            -           -

Net income                                           -            -           -            -         512            -         512
                                           -----------   ----------  ----------  -----------  -----------  ----------  ----------
BALANCE AT JUNE 30, 1998                     2,824,090   $        3  $        -   $   23,415  $  (22,656)  $        -   $  37,858
                                           -----------   ----------  ----------  -----------  -----------  ----------  ----------
                                           -----------   ----------  ----------  -----------  -----------  ----------  ----------

                    The accompanying notes are an integral part of these
                             consolidated financial statements

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Amounts in thousands)

                                                                                                       Six
                                                                        Years Ended June 30,      Months Ended    Year Ended
                                                                   -----------------------------    June 30,     December 31,
                                                                        1998           1997           1996           1995
                                                                   -------------- -------------- -------------- --------------
OPERATING ACTIVITIES:
  Net income (loss)                                                $         512  $       1,281  $        (979) $      (4,319)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Total depreciation and amortization                                   15,749          9,740          4,022          4,060
    Amortization of deferred gain on debt restructure                     (1,384)        (1,047)             -              -
    Provision for supplemental service fee termination                     6,309              -              -              -
    Gain on disposal of assets                                                 -           (113)          (133)           (35)
    Provision for securities litigation settlement                             -              -              -          1,500
    Operating expenses financed by issuance of debt                            -              -          1,015          2,330
    Extraordinary gain on debt extinguishment                                  -              -         (3,179)             -
  Cash provided by (used in) changes in
    operating assets and liabilities:
    Receivables                                                           (5,853)        (1,518)          (174)          (524)
    Other current assets                                                    (316)           160           (851)          (110)
    Accounts payable and other current liabilities                         2,405         (1,138)           975         (1,089)
                                                                   -------------  -------------  -------------  -------------
        Net cash provided by operating  activities                        17,422          7,365            696          1,813
                                                                   -------------  -------------  -------------  -------------

INVESTING ACTIVITIES:
  Cash acquired in acquisitions                                            4,174              -          5,204              -
  Acquisition of Centers and Mobile Facilities                           (56,720)       (18,566)             -         (1,855)
  Acquisition of customer contracts and intangibles                            -              -              -         (2,108)
  Proceeds from sales of assets                                                -            347            369            745
  Additions to property and equipment                                    (22,850)        (7,102)          (960)          (548)
  Other                                                                   (1,978)        (4,943)           195            190
                                                                   -------------  -------------  -------------  -------------
        Net cash provided by (used in) investing activities              (77,374)       (30,264)         4,808         (3,576)
                                                                   -------------  -------------  -------------  -------------

FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock                               23,346              -              -              -
  Stock options and warrants exercised                                       315              -              -              -
  Payment of loan financing costs                                         (6,483)             -              -              -
  Principal payments of debt and capital lease obligations              (150,928)       (10,998)        (2,302)        (6,020)
  Proceeds from issuance of debt                                         231,480         33,728          1,507          2,689
  Other                                                                       78            474              -             14
                                                                   -------------  -------------  -------------  -------------
        Net cash provided by (used in) financing activities               97,808         23,204           (795)        (3,317)
                                                                   -------------  -------------  -------------  -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:                         37,856            305          4,709         (5,080)
  Cash, beginning of period                                                6,884          6,579          1,870          6,950
                                                                   -------------  -------------  -------------  -------------
  Cash, end of period                                              $      44,740  $       6,884  $       6,579  $       1,870
                                                                   -------------  -------------  -------------  -------------
                                                                   -------------  -------------  -------------  -------------
SUPPLEMENTAL INFORMATION (Note 14)

                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  MERGER AND RECAPITALIZATION

InSight Health Services Corp. (InSight or the Company) is a Delaware corporation formed on February 23, 1996 in connection with the Agreement and Plan of Merger, dated as of February 26, 1996 (Merger Agreement), among American Health Services Corp., a Delaware corporation (AHS), Maxum Health Corp., a Delaware corporation (MHC or Maxum), InSight and two wholly owned subsidiaries of InSight, AHSC Acquisition Company, a Delaware corporation (AHSC Acquisition), and MXHC Acquisition Company, a Delaware corporation (MXHC Acquisition). Pursuant to the terms of the Merger Agreement, (i) AHSC Acquisition merged with and into AHS and MXHC Acquisition merged with and into Maxum (collectively, the Merger), (ii) each outstanding share of common stock, par value $.03 per share, of AHS (AHS Common Stock) was converted into the right to receive one-tenth of a share of common stock, par value $.001 per share, of InSight (InSight Common Stock or Common Stock), (iii) each outstanding share of Series B Senior Convertible Preferred Stock, par value $.03 per share, of AHS (AHS Series B Preferred Stock) which was convertible into 100 shares of AHS Common Stock was converted into the right to receive 10 shares of Common Stock, (iv) each outstanding share of Series C Preferred Stock, par value $.03 per share, of AHS (AHS Series C Preferred Stock), which was issued immediately prior to the consummation of the Merger, was converted into the right to receive 1.25088 shares of Series A Preferred Stock, par value $.001 per share, of InSight (InSight Series A Preferred Stock), (v) each outstanding share of common stock, par value $.01 per share, of Maxum (Maxum Common Stock) was converted into the right to receive .598 of a share of Common Stock, (vi) each outstanding share of Series B Preferred Stock, par value $.01 per share, of Maxum (Maxum Series B Preferred Stock), which was issued immediately prior to the consummation of the Merger, was converted into the right to receive 83.392 shares of InSight Series A Preferred Stock, and (vii) each outstanding option, warrant or other right to purchase AHS Common Stock and Maxum Common Stock was converted into the right to acquire, on the same terms and conditions, shares of Common Stock, with the number of shares and exercise price applicable to such option, warrant or other right adjusted based on the applicable exchange ratio for the underlying AHS Common Stock or Maxum Common Stock.

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

At the effective time of the Merger, MHC Series B Preferred Stock and AHS Series C Preferred Stock issued to GE was converted into the right to receive such number of shares of InSight Series A Preferred Stock that is convertible into such number of shares of InSight Common Stock representing approximately 48% of Common Stock outstanding at the effective time of the Merger (after giving effect to such conversion).

Under an amended equipment maintenance service agreement, GE was also entitled to receive for ten years an annual supplemental service fee equal to 14% of the Company's pretax income, subject to certain adjustments. In connection with the Company's recapitalization described below, GE surrendered its rights under the amended equipment agreement to receive the supplemental service fee.

The Merger was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. MHC is treated as the acquiror for accounting purposes, based upon the relative revenues, book values and other factors. The Consolidated Financial Statements presented herein for the six months ended June 30, 1996 and for the year ended December 31, 1995, respectively, represent the operating results of MHC only.

On September 13, 1996, AHS changed its name to InSight Health Corp. (IHC).

On October 14, 1997 InSight consummated a recapitalization (Recapitalization) pursuant to which (a) certain investors affiliated with TC Group, LLC and its affiliates (collectively, Carlyle), a private merchant bank headquartered in Washington, D.C., made a cash investment of $25 million in the Company and received therefor (i) 25,000 shares of newly issued Convertible Preferred Stock, Series B of the Company, par value $0.001 per share (Series B Preferred Stock), initially convertible, at the option of the holders thereof, in the aggregate into 2,985,075 shares of Common Stock, and (ii) warrants (Carlyle Warrants) to purchase up to 250,000 shares of Common Stock at an exercise price of $10.00 per share; (b) GE (i) surrendered its rights under the amended equipment service agreement to receive supplemental service fee payments equal to 14% of pretax income in exchange for (A) the issuance of 7,000 shares of newly issued Convertible Preferred Stock, Series C of the Company, par value $0.001 per share (Series C Preferred Stock) initially convertible, at the option of GE, in the aggregate into 835,821 shares of Common Stock , for which the Company recorded a non-recurring expense of approximately $6.3 million, and (B) warrants (GE Warrants) to purchase up to 250,000 shares of Common Stock at an exercise price of $10.00 per share and (ii) exchanged all of its Series A Preferred Stock, for an additional 20,953 shares of Series C Preferred Stock, initially convertible, at the option of GE, in the aggregate into 2,501,760 shares of Common Stock; and
(c) the Company executed a Credit Agreement with NationsBank, N.A. pursuant to which NationsBank, as agent and lender, provided a total of $125 million in senior secured credit financing (Bank Financing), including (i) a $50 million term loan facility consisting of a $20 million tranche with increasing amortization over a five-year period and a $30 million tranche with increasing amortization over a seven-year period, principally repayable in years 6 and 7,
(ii) a $25 million revolving working capital facility with a five-year maturity, and (iii) a $50 million acquisition facility. Initial funding under the Bank Financing occurred on October 22, 1997 and, on December 19, 1997, the Bank Financing was increased to a total of $150 million by converting $10 million of outstanding debt under the acquisition facility to the seven-year tranche (which was thereby increased to $40 million) and increasing the acquisition facility to $65 million.

The terms of the Series B Preferred Stock and the Series C Preferred Stock (collectively, Preferred Stock) are substantially the same. The Preferred Stock has a liquidation preference of $1,000 per share. It will participate in any dividends paid with respect to the Common Stock. There is no mandatory or optional redemption provision for the Preferred Stock. The Preferred Stock is convertible into an aggregate of 6,322,656 shares of Common Stock.

For so long as Carlyle and its affiliates own at least 33% of the Series B Preferred Stock or GE and its affiliates own at least 33% of the Series C Preferred Stock, respectively, the approval of at least 67% of the holders of such series of Preferred Stock is required before the Company may take certain actions including, but not limited to, amending its certificate of incorporation or bylaws, changing the number of directors or the manner in which directors are selected, incurring indebtedness in excess of $15 million in any fiscal year, issuing certain equity securities below the then current market price or the then applicable conversion price, acquiring equity interests or assets of entities for consideration equal to or greater than $15 million, and engaging in mergers for consideration equal to or greater than $15 million. The Preferred Stock will vote with the common stock on an as-if-converted basis on all matters except the election of directors, subject to an aggregate maximum Preferred Stock percentage of 37% of all votes entitled to be cast on such matters. Assuming the conversion of all of the Series B Preferred Stock into Common Stock and the exercise of all of the Carlyle Warrants, Carlyle would own approximately 32% of the Common Stock of the Company, on a fully diluted basis. Assuming the conversion of all of the Series C Preferred Stock and the exercise of the GE Warrants, GE would own approximately 36% of the Common Stock of the Company, on a fully diluted basis.

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

Holders of the Preferred Stock also have a right of first offer with respect to future sales of Common Stock in certain transactions or proposed transactions not involving a public offering by the Company of its Common Stock or securities convertible into Common Stock. Holders of the Preferred Stock are also entitled to certain demand and "piggyback" registration rights.

On June 12, 1998 the Company completed a refinancing of substantially all of the Company's long-term debt through the issuance of $100 million of 9 5/8% senior subordinated notes (Notes) due 2008. Concurrent with the issuance of the Notes, the Company entered into an amendment to and restatement of the Bank Financing, pursuant to which the Company refinanced and consolidated its prior $20 million tranche and $40 million tranche into a $50 million term loan facility with a six-year amortization, (ii) a $25 million revolving working capital facility with a five-year maturity and (iii) a $75 million acquisition facility with a six-year maturity (see Note 7).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  NATURE OF BUSINESS

     InSight provides diagnostic imaging, treatment and related management services in 29 states throughout the United States. InSight's services are provided through a network of 57 mobile magnetic resonance imaging (MRI) facilities (Mobile Facilities), 35 fixed-site MRI facilities (Fixed Facilities), 16 multi-modality imaging centers (Centers), 5 mobile lithotripsy facilities, one Leksell Stereotactic Gamma Knife treatment center, and one radiation oncology center. An additional radiation oncology center is operated by the Company as part of one of its Centers. The Company's operations are located throughout the United States, with a substantial presence in California, Texas, New England, the Carolinas and the Midwest (Illinois, Indiana and Ohio).

     At its Centers, InSight offers other services in addition to MRI including computed tomography (CT), diagnostic and fluoroscopic x-ray, mammography, diagnostic ultrasound, lithotripsy, nuclear medicine, nuclear cardiology, and cardiovascular services. The Company offers additional services through a variety of arrangements including equipment rental, technologist services and training/applications, marketing, radiology management services, patient scheduling, utilization review and billing and collection services.

     b.  CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements include the accounts of InSight and its wholly owned subsidiaries, MHC, IHC and Signal Medical Services, Inc. (Signal). The Company's investment interests in partnerships or limited liability companies (Partnerships) are accounted for under the equity method of accounting for ownership of 50 percent or less when the Company does not exercise significant control over the operations of the Partnership and does not have primary responsibility for the Partnership's long-term debt. The Company's investment interests in Partnerships are consolidated for ownership of 50 percent or greater owned entities when the Company exercises significant control over the operations and is primarily responsible for the associated long-term debt (Note 12).

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

     d.  REVENUE RECOGNITION

     Revenues from contract services (primarily Mobile Facilities) and from patient services (primarily Fixed Facilities and Centers) are recognized when services are provided. Patient services revenues are presented net of related contractual adjustments. Equipment rental revenues, management fees and other revenues are recognized over the applicable contract period. Revenues collected in advance are recorded as unearned revenue.

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

             Goodwill                                  5 to 20 years
             Other                                     5 to 7 years

     h.  INCOME TAXES

     The Company accounts for income taxes using the liability method in accordance with the Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires the asset and liability method of accounting for income taxes.

     i.  INCOME (LOSS) PER SHARE

     The Company had adopted SFAS No. 128, "Earnings per Share (EPS)" (SFAS No.
     128) in fiscal year 1998, which replaces primary EPS and fully diluted EPS with basic EPS and diluted EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding. Diluted EPS is computed in the same way as the previously used fully diluted EPS, except that the calculation now uses the average share price for the reporting period to compute dilution from options and warrants under the treasury stock method. Prior period amounts have been restated to conform to the requirements of SFAS No. 128.

     j.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair value of financial instruments are estimated using available market information and other valuation methodologies. The fair value of the Company's financial instruments is estimated to approximate the related book value, unless otherwise indicated.

     k.  NEW PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued SFAS Nos. 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information. The Company will be required to adopt these standards in fiscal 1999. The adoption of these standards will not have a material impact on the Company.

     l.  RECLASSIFICATIONS

     Reclassifications have been made to certain 1997, 1996 and 1995 amounts to conform to the 1998 presentation.

3.   PRIOR RESTRUCTURE OF MHC'S OPERATIONS AND FINANCIAL OBLIGATIONS

As of December 31, 1995, MHC did not have the resources to support its existing debt service and lease requirements and an obligation to settle pending securities litigation. The accompanying 1995 financial statements were prepared on a going concern basis, and accordingly did not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities had MHC been unable to continue as a going concern. In June 1996, the financial accommodation transactions with GE were closed and the Merger was consummated (Note 1).

4.   ACQUISITIONS

In 1997, InSight completed three acquisitions as follows: a Fixed Facility in Hayward, California; Mobile Facilities in Maine and New Hampshire; and a Center in Chattanooga, Tennessee. All three transactions included the purchase of assets and assumption of certain equipment related liabilities. The cumulative purchase price for these acquisitions was approximately $18.6 million.

In 1998, InSight completed four acquisitions as follows: a Center in Columbus, Ohio; a Center in Murfreesboro, Tennessee; a Fixed Facility in Redwood City, California; and a Center in Las Vegas, Nevada. In connection with the purchase of the Center in Columbus, Ohio, InSight also acquired a majority ownership interest in a new Center in Dublin, Ohio. All transactions included the purchase of assets and assumption of certain equipment related liabilities. The cumulative purchase price for these acquisitions was approximately $18.4 million.

Additionally, in 1998, InSight acquired all of the capital stock of Signal, through the merger of Signal into a wholly owned subsidiary of InSight. The purchase price was approximately $45.7 million. The Signal assets primarily consisted of Mobile Facilities in the Northeastern and Southeastern United States.

These acquisitions were accounted for under the purchase method. Accordingly, the results of related operations have been included in the consolidated financial statements since the applicable acquisition dates. The pro forma effects of these acquisitions, as if they had occurred as of July 1, 1996, are summarized as follows (amounts in thousands):

                                                          Year Ended
                                                 ---------------------------
                                                     1998           1997
                                                 ------------   ------------
                                                         (Unaudited)
Revenues                                          $  138,425     $  126,876
Expenses                                             140,229        127,952
                                                  -----------    -----------
Net loss                                          $   (1,804)    $   (1,076)
                                                  -----------    -----------
                                                  -----------    -----------

Basic loss per common and converted
  preferred share                                 $    (0.23)    $    (0.21)
                                                  -----------    -----------

The pro forma results for 1998 and 1997 include $1.2 million and $2.4 million of amortization of intangibles, respectively, and $2.5 million and $5.2 million of interest expense, respectively, related to these acquisitions.

5.   TRADE RECEIVABLES

Trade receivables are comprised of the following (amounts in thousands):

                                                           June 30,
                                                  --------------------------
                                                     1998            1997
                                                  -----------    -----------
Trade receivables                                 $   41,971     $   25,941
Less:  Allowances for doubtful accounts and
       contractual adjustments                        11,399          7,370
     Allowances for professional fees                  4,909          3,056
                                                  -----------    -----------
  Net trade receivables                           $   25,663     $   15,515
                                                  -----------    -----------
                                                  -----------    -----------

The allowance for doubtful accounts and contractual adjustments include management's estimate of the amounts expected to be written off on specific accounts and for write offs on other as yet unidentified accounts included in accounts receivable. In estimating the write offs and adjustments on specific accounts, management relies on a combination of in-house analysis and a review of contractual payment rates from private health insurance programs or under the federal Medicare program. In estimating the allowance for unidentified write offs and adjustments, management relies on historical experience. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the allowance for doubtful accounts and contractual adjustments in the financial statements at June 30, 1998.

The Company reserves a contractually agreed upon percentage at several of its Centers and Fixed Facilities, averaging 20 percent of the accounts receivable balance from patients, for payments to radiologists for interpreting the results of the diagnostic imaging procedures. Payments to radiologists are only due when amounts are received. At that time, the balance is transferred from the allowance account to a professional fees payable account.

6.   INTANGIBLE ASSETS

Intangible assets consist of the following (amounts in thousands):

                                                          June 30,
                                                 ----------------------------
                                                     1998           1997
                                                 -------------  -------------
Intangible assets                                 $   79,546     $   34,542
Less:  Accumulated amortization                        4,715          1,963
                                                  -----------    -----------
                                                  $   74,831     $   32,579
                                                  -----------    -----------
                                                  -----------    -----------

Net intangible assets:
Goodwill                                          $   73,794     $   32,111
Other                                                  1,037            468
                                                  -----------    -----------
                                                  $   74,831     $   32,579
                                                  -----------    -----------
                                                  -----------    -----------

Projected future cash flows for two of MHC's Centers at June 30, 1996 indicated that the unamortized goodwill of $1.4 million and the unamortized deferred organizational costs of $0.1 million related to these two Centers were not recoverable. Therefore, in accordance with the Company's policy, the intangible assets related to these Centers were written down during the six months ended June 30, 1996. Amortization of intangible assets was $2.8 million, $1.4 million, $1.9 million (including the $1.5 million discussed above), and $0.6 million for the years ended June 30, 1998 and 1997, for the six months ended June 30, 1996 and for the year ended December 31, 1995, respectively.

7.   EQUIPMENT AND OTHER NOTES PAYABLE

Equipment and other notes payable consists of the following (amounts in thousands):


                                                                                                    June 30,
                                                                                         ---------------------------
                                                                                             1998           1997
                                                                                         ------------   ------------
Unsecured senior subordinated notes payable, bearing interest at 9.625 percent,
  interest payable semi-annually, principal due in June 2008.                             $  100,000     $        -

Note payable to bank, bearing interest at LIBOR, plus 1.75 percent (7.41 percent at
  June 30, 1998), principal and interest payable quarterly, maturing in June
  2004.  The note is secured by substantially all of the Company's assets.                    50,000              -

Notes payable to GE, bearing interest at 8.75 percent, maturing at various dates
  through May 2005.   The notes are primarily secured by certain
  buildings and diagnostic equipment.
                                                                                               1,360         62,329

Notes payable to banks and third parties bearing interest rates which range from
  8.13 percent to 11 percent, maturing at various dates through June 2002.
  The notes are primarily secured by certain buildings and diagnostic equipment.               1,255          3,993
                                                                                          ----------     ----------

Total equipment and other notes payable                                                      152,615         66,322
Less:  Current portion                                                                         7,978         11,901
                                                                                          ----------     ----------
Long-term equipment and other notes payable                                               $  144,637     $   54,421
                                                                                          ----------     ----------
                                                                                          ----------     ----------

Scheduled maturities of equipment and other notes payable at June 30, 1998, are as follows (amounts in thousands):

                                                                           1999           $    7,978
                                                                           2000                8,085
                                                                           2001                7,757
                                                                           2002                7,771
                                                                           2003               10,227
                                                                           Thereafter        110,797
                                                                                          ----------
                                                                                          $  152,615
                                                                                          ----------
                                                                                          ----------

The Company has a $25 million revolving working capital five-year facility and a $75 million acquisition six-year facility. Borrowings under both credit facilities bear interest at LIBOR plus 1.75%. The Company is also required to pay an unused facility fee of between .375% and .5% on unborrowed amounts under both facilities. There were no borrowings under either facility at June 30, 1998.

The credit agreement related to Bank Financing and the indenture related to the Notes contain limitations on additional borrowings, capital expenditures, dividend payments and certain financial covenants. As of June 30, 1998, the Company was in compliance with these covenants.

8.   LEASE OBLIGATIONS AND COMMITMENTS

The Company is leasing diagnostic equipment, certain other equipment and its office facilities under various capital and operating leases. Future minimum scheduled rental payments required under these noncancelable leases at June 30, 1998 are as follows (amounts in thousands):

                                                Capital      Operating
                                              ----------    -----------
       1999                                    $  2,932      $  16,236
       2000                                       2,448         11,968
       2001                                       1,884          9,191
       2002                                       1,795          6,672
       2003                                       1,727          4,797
       Thereafter                                 1,110          6,453
                                               --------      ---------
Total minimum lease payments                     11,896      $  55,317
Less:  Amounts representing interest              2,251      ---------
                                               --------      ---------
Present value of capital lease obligations        9,645
Less:  Current portion                            2,162
                                               --------
Long-term capital lease obligations            $  7,483
                                               --------
                                               --------

As of June 30, 1998, certain equipment leased by the Company is subject to contingent rental adjustments dependent on certain operational factors through 1999. The Company's future operating and capital lease obligations to GE were approximately $39.3 million and $5.8 million, respectively.

Rental expense for diagnostic equipment and other equipment for the years ended June 30, 1998 and 1997, for the six months ended June 30, 1996 and for the year ended December 31, 1995, was $17.0 million, $18.3 million, $7.0 million and $14.5 million, respectively. These amounts include contingent rental expense of $0.1 million, $0.3 million, $0.2 million, and $0.5 million for the years ended June 30, 1998 and 1997, for the six months ended June 30, 1996 and for the year ended December 31, 1995, respectively.

The Company occupies office facilities under lease agreements expiring through April 2009. Rental expense for these facilities for the years ended June 30, 1998 and 1997, for the six months ended June 30, 1996 and for the year ended December 31, 1995, was $2.8 million, $1.9 million, $0.3 million and $0.6 million, respectively.

Under the terms of the amended equipment service agreement with GE, GE was entitled to receive a supplemental service fee equal to 14% of pretax income. GE surrendered its right to receive the supplemental service fees in connection with the Recapitalization (see Note 1). During the years ended June 30, 1998 and 1997 the Company recorded provisions of approximately $0.4 million and $0.3 million, respectively, in connection with this agreement.

InSight is engaged from time to time in the defense of lawsuits arising out of the ordinary course and conduct of its business and has insurance policies covering such potential insurable losses where such coverage is cost-effective. InSight believes that the outcome of any such lawsuits will not have a material adverse impact on the Company's business, financial condition and results of operations.

On May 8, 1998, Medical Synergies, Inc. (MSI) and its subsidiary, The Center for Diagnostic Medical Services, Inc. (CDMSI), filed a complaint against IHC and certain of its then current officers, E. Larry Atkins, Thomas V. Croal, Glenn P. Cato, Robert N. LaDouceur and Michael A. Boylan, in the District Court of Dallas County, Texas. Plaintiffs allege that they had a final and binding agreement with IHC with respect to the acquisition by IHC of certain assets, and assumption by IHC of certain liabilities, of MSI and CDMSI. Plaintiffs' complaint includes claims of anticipatory repudiation of an alleged agreement, fraud, negligent misrepresentation, tortious interference with contract, tortious interference with prospective business relations and attorneys' fees based on breach or repudiation of the alleged agreement. The complaint requested a judgment for actual, compensatory and consequential damages in an unspecified amount, punitive and exemplary damages in an unspecified amount, pre-judgment and post-judgment interest, attorneys' fees, expenses, costs and disbursements. The Company, IHC and the other defendants have answered the complaint and the case has been removed to the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division, since MSI and CDMSI filed, after the filing of the complaint against the defendants, for protection under Chapter 11 of the federal bankruptcy law. The Company, IHC and the other defendants believe that plaintiffs' claims are without merit and intend to vigorously defend the lawsuit.

9.   CAPITAL STOCK

WARRANTS: During 1998, as part of the Recapitalization (see Note 1), InSight issued to each of Carlyle and GE warrants to purchase 250,000 shares of its common stock at an exercise price of $10.00 per share. InSight also issued to Carlyle and GE warrants to purchase 30,000 and 15,000 shares at exercise prices of $7.25 and $10.00 per share, respectively, for each of Carlyle's and GE's representation on the Company's Board of Directors. InSight also issued warrants to purchase 60,000 shares of its common stock at an exercise price of $4.56 per share to certain directors of the Company. During 1997, InSight issued warrants to purchase 50,000 shares of its common stock at an exercise price of $5.64 per share to the previous preferred stockholders of IHC, of which 7,183 are outstanding as of June 30, 1998.
InSight also issued a warrant to purchase 35,000 shares of its common stock at an exercise price of $5.50 per share to an investment banking firm. InSight also issued a warrant to purchase 15,000 shares of its common stock at an exercise price of $5.50 per share to a consultant. All warrants have been issued with an exercise price of at least the fair market value of its common stock on the issuance date.

Of the 662,183 warrants outstanding at June 30, 1998, the characteristics for these range as follows:

    Exercise Price    Weighted Average    Warrants      Total Warrants     Remaining Contractual
        Range          Exercise Price    Exercisable     Outstanding               Life
  -----------------  ------------------  ------------  ---------------    ----------------------
   $4.56 - $5.64           $5.03            65,933         117,183              5.98 years
   $7.25 - $10.00          $9.85           509,583         545,000              7.35 years
                                         ---------      ----------
                                           575,516         662,183
                                         ---------      ----------
                                         ---------      ----------

STOCK OPTIONS: The Company has four stock option plans, which provide for the granting of incentive and nonstatutory stock options to key employees and non-employee directors. Incentive stock options must have an exercise price of at least the fair market value of its common stock on the grant date. Options become vested cumulatively over various periods up to seven years from the grant date, are exercisable in whole or in installments, and expire five or ten years from the grant date. In addition, MHC has a stock option plan and IHC has two stock option plans, which provided for the granting of incentive or nonstatutory stock options to key employees and non-employee
directors.   Pursuant to the Merger, the Company assumed all of MHC's and
IHC's outstanding options at June 26, 1996. No shares are available for future grants under the MHC and IHC plans.

As of June 30, 1998, the Company has 396,933 shares available for issuance under its plans. A summary of the status of the Company's stock option plans at June 30, 1998, 1997 and 1996 and changes during the periods then ended is presented below:

                                                 Year Ended                     Year Ended                  Six Months Ended
                                                June 30, 1998                  June 30, 1997                  June 30, 1996
                                       ------------------------------   ---------------------------   ---------------------------
                                                     Weighted Average              Weighted Average              Weighted Average
                                          Shares      Exercise Price      Shares    Exercise Price      Shares    Exercise Price
                                       ------------   ---------------   ---------   ---------------   ----------  ---------------
Outstanding at beginning of  period        573,433     $       3.98      369,918     $       3.15      204,068          $  3.04
Granted                                    975,000             8.59      233,000             6.19      195,850             3.23
Exercised                                   47,555             0.48        4,485             2.50       30,000             0.25
Forfeited                                   17,500             4.67            -                -            -                -
Expired                                          -                -       25,000            13.85            -                -
                                        ----------     ------------      -------     ------------     --------     ------------
Outstanding at end of period             1,483,378     $       7.15      573,433     $       3.98      369,918          $  3.15
                                        ----------     ------------      -------     ------------     --------     ------------
                                        ----------     ------------      -------     ------------     --------     ------------

Exercisable at end of period               336,805     $       3.65      296,416     $       2.12      263,378     $       4.25
                                        ----------     ------------      -------     ------------     --------     ------------
                                        ----------     ------------      -------     ------------     --------     ------------
Weighted average fair value of
  options granted                                      $       6.39                  $       5.04                       $  2.61

Of the 1,483,378 options outstanding at June 30, 1998, the characteristics for these range as follows:

    Exercise Price    Weighted Average     Options      Total Options     Remaining Contractual
         Range         Exercise Price    Exercisable     Outstanding               Life
  -----------------  ------------------  ------------  ---------------    ----------------------
   $0.10 - $1.25           $0.64           182,390         182,390              6.06 years
   $2.50 - $7.00           $5.22           122,783         523,800              8.04 years
   $8.37 - $12.57          $9.78             6,944         752,500              9.54 years
   $15.64 - $16.20        $15.78            24,688          24,688              3.68 years
                                         ---------      ----------
                                           336,805       1,483,378
                                         ---------      ----------
                                         ---------      ----------

The Company accounts for these plans and warrants issued to non-employee directors under APB Opinion No. 25, under which no compensation cost has been recognized. SFAS No. 123, "Accounting for Stock Based Compensation" (SFAS No.
123) was issued in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. Adoption of SFAS No. 123 is optional, however pro forma disclosures as if the Company had adopted the cost recognition method are required. Had compensation cost for stock options awarded under these plans and warrants issued to non-employee directors been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have reflected the following pro forma amounts:

                                                       June 30,
                                            --------------------------------
                                                1998               1997
                                            ------------      --------------
Net income (loss):    As Reported            $  512,000        $  1,281,000
                      Pro Forma                (506,000)            966,000
Diluted EPS:          As Reported                  0.06                0.24
                      Pro Forma                   (0.06)               0.18

The fair value of each option grant and warrants issued to non-employee directors is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions used for the grants in the fiscal years ended June 30, 1998 and 1997, respectively:

                                                     Years Ended June 30,
                                                ----------------------------
         Assumptions                                 1998          1997
   -------------------------                    -------------  -------------
   Risk-free interest rate                          5.93%          6.75%
   Volatility                                      79.46%         70.00%
   Expected dividend yield                          0.00%          0.00%
   Estimated contractual life                    6.51 years      10 years

10.  INCOME TAXES

The provision for income taxes for the years ended June 30, 1998 and 1997 was computed using effective tax rates calculated as follows:

                                                      Years Ended June 30,
                                                    ------------------------
                                                      1998           1997
                                                    ---------      ---------
   Federal statutory tax rate                          34.0%          34.0%
   State income taxes, net of
      federal benefit                                    1.2            1.2
   Permanent items, including goodwill,
      non-deductible merger costs                       79.4           41.8
   Utilization of deferred tax assets                  (68.9)         (52.0)
                                                    ---------      ---------
   Net effective tax rate                              45.7%          25.0%
                                                    ---------      ---------

The provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statements and tax bases of assets and liabilities. The provision for income taxes for the six months ended June 30, 1996 consisted of state income taxes. The provision for income taxes for the years ended June 30, 1998 and 1997 consisted of the following (amounts in thousands):

                                                            Years Ended June 30,
                                                            --------------------
                                                               1998      1997
                                                            --------- ----------
          Current provision:
             Federal                                        $  1,044  $  1,268
             State                                                36        47
                                                            --------  --------
                                                               1,080     1,315
                                                            --------  --------
          Deferred taxes arising from temporary differences:
             State income taxes                                  (23)      (31)
             Accrued expenses                                    448      (629)
             Deferred gain on debt restructure                  (519)     (368)
             Reserves                                            182        31
             Depreciation and amortization                      (802)     (216)
             Other                                                65       325
                                                            --------  --------
                                                                (649)     (888)
                                                            --------  --------
          Total provision                                   $    431  $    427
                                                            --------  --------
                                                            --------  --------

The components of the Company's deferred tax asset as of June 30, 1998 and 1997, respectively, which arise due to timing differences between financial and tax reporting and net operating loss (NOL) carryforwards are as follows (amounts in thousands):

                                                                  June 30,
                                                            --------------------
                                                               1998      1997
                                                            --------- ----------
          Reserves                                          $  1,896  $  1,714
          Accrued expenses
             (not currently deductible)                        1,052       604
          Deferred gain on debt restructure                        -       519
          Depreciation and amortization                         (941)     (139)
          Other                                                   54       550
          NOL carryforwards                                   16,152    15,748
          Valuation allowances                               (18,213)  (18,996)
                                                            --------  --------
                                                            $      -  $      -
                                                            --------  --------
                                                            --------  --------

As of June 30, 1998, the Company had NOL carryforwards of approximately $45.9 million, expiring in 2004 through 2010. As a result of the Merger, there will be a substantial limitation on the use of these NOL carryforwards.

A valuation allowance is provided against the deferred tax asset when it is more likely than not that the deferred tax asset will not be realized. The Company has established a valuation allowance for the deferred tax allowance for the deferred tax asset, as, in management's best estimate, it is not likely to be realized in the near term.

11.  RETIREMENT SAVINGS PLANS

The Company has a 401(k) profit sharing plan (Company Plan), which is available to all eligible employees, pursuant to which the Company matches a percentage of employee contributions to the Company Plan. Company contributions of approximately $0.4 million and $0.3 million were made for the years ended June 30, 1998 and 1997, respectively.

The Company, through MHC, had a 401(k) profit sharing plan (MHC Plan) for all MHC employees, pursuant to which MHC matched a percentage of employee contributions to the Plan and made additional contributions on behalf of the employees at the discretion of its Board of Directors. Contributions of $50,000 and $100,000 were made during the six months ended June 30, 1996 and the year ended December 31, 1995, respectively.

The Company, through IHC, had a 401(k) profit sharing plan (IHC Plan) for all IHC employees, pursuant to which IHC matched a percentage of employee
contributions to the IHC Plan.   In 1997, the Company combined the MHC Plan and
the IHC Plan into the Company Plan.

12.  INVESTMENTS IN AND TRANSACTIONS WITH PARTNERSHIPS

The Company has direct ownership in three Partnerships at June 30, 1998, all of which operate Centers. In June 1996, MHC closed one of the Centers and is in the process of formally dissolving the Partnership. The Company owns between 35 percent and 50 percent of these Partnerships, serves as the managing general partner and provides certain management services under agreements expiring in 2007. These Partnerships are accounted for under the equity method since the Company does not exercise significant control over the operations of these Partnerships or does not have primary responsibility for the Partnership's long-term debt. Set forth below is certain financial data of these Partnerships (amounts in thousands):

                                                           June 30,
                                                 ---------------------------
                                                     1998           1997
                                                 ------------   ------------
Combined Financial Position:
Current assets:
   Cash                                           $    1,035     $      695
   Trade receivables, less allowances                  1,539            859
   Other                                                  37             25
Property and equipment, net                              667            570
Intangible assets, net                                   638            693
                                                  ----------     ----------
Total assets                                           3,916          2,842
Current liabilities                                     (510)          (186)
Due (to) from  the Company                              (142)            32
Long-term liabilities                                    (35)           (40)
                                                  ----------     ----------
Net assets                                        $    3,229     $    2,648
                                                  ----------     ----------
                                                  ----------     ----------

Set forth below are the combined operating results of the Partnerships and the Company's equity in earnings of the Partnerships (amounts in thousands):

                                                                           Six
                                            Years Ended June 30,      Months Ended   Year Ended
                                         -------------------------      June 30,     December 31,
                                            1998           1997           1996          1995
                                         ----------     ----------    ------------   -----------
Operating Results:
Net revenues                              $  5,723       $  5,143       $  2,346      $   4,455
Expenses                                     4,058          3,793          2,002          3,636
                                          --------       --------       --------      ---------
Net income                                $  1,665       $  1,350       $    344      $     819
                                          --------       --------       --------      ---------
                                          --------       --------       --------      ---------

Equity in earnings of Partnerships        $    707       $    566       $    138      $     348
                                          --------       --------       --------      ---------
                                          --------       --------       --------      ---------

The Company has direct ownership in two Partnerships, both of which operate Centers. The Company transferred ownership of one Center in 1998 to its hospital partner and is in process of dissolving the Partnership. The Company owns 50 percent of each of the Partnerships. Since the Company controls the operations and is primarily responsible for the associated long-term debt, the Centers have been included in the Company's consolidated financial statements. Set forth below is the summarized combined financial data of the Company's 50 percent controlled entities, which are consolidated (amounts in thousands):

                                                            June 30,
                                                   -------------------------
                                                      1998           1997
                                                   ----------     ----------
Condensed Combined Balance Sheet Data:
  Current assets                                    $  1,825       $  2,129
  Total assets                                         1,896          2,700
  Current liabilities                                    644            682
  Long-term debt                                           -            424
  Minority interest equity                               642            696


                                                     Years Ended June 30,
                                                   -------------------------
                                                      1998           1997
                                                   ----------     ----------
Condensed Combined Statement
  of Operations Data:
  Net revenues                                     $   5,875      $   6,316
  Expenses                                             4,147          4,642
  Provision for center profit distribution               864            837
                                                   ----------     ----------
  Net income                                       $     864      $     837
                                                   ----------     ----------
                                                   ----------     ----------

13.  INCOME (LOSS) PER SHARE

The Company has adopted SFAS No. 128, which replaces primary EPS and fully diluted EPS with basic EPS and diluted EPS. The number of shares used in computing EPS is equal to the weighted average number of common and converted preferred shares outstanding during the respective period. Since the Preferred Stock has no stated dividend rate and participates in any dividends paid with respect to the Common Stock, the as-if-converted amounts are included in the computation of basic EPS. Dilution relating to options and warrants are not included for the six months ended June 30, 1996 and the year ended December 31, 1995, due to their antidilutive effect. There were no adjustments to net income
(loss) (the numerator) for purposes of computing EPS.

A reconciliation of basic and diluted share computations is as follows:


                                                          Years Ended June 30,              Six           Year Ended
                                                       --------------------------      Months Ended      December 31,
                                                          1998           1997         June 30, 1996          1995
                                                       -----------    -----------    ---------------   --------------
Average common stock outstanding                        2,751,212      2,712,771        1,389,271         1,344,832
Effect of preferred stock                               5,213,026      2,501,760                -                 -
                                                       ----------     ----------       ----------        ----------
Denominator for basic EPS                               7,964,238      5,214,531        1,389,271         1,344,832
Dilutive effect of stock options and warrants             307,060        225,784                -                 -
                                                       ----------     ----------       ----------        ----------
                                                        8,271,298      5,440,315        1,389,271         1,344,832
                                                       ----------     ----------       ----------        ----------
                                                       ----------     ----------       ----------        ----------

14.  SUPPLEMENTAL CASH FLOW INFORMATION

The following is provided as supplemental information to the consolidated statements of cash flows (amounts in thousands):

                                                          Years Ended June 30,        Six           Year Ended
                                                        -----------------------   Months Ended      December 31,
                                                           1998         1997      June 30, 1996         1995
                                                        ----------   ----------  ---------------   --------------
Interest paid                                            $  7,048    $  5,114       $  1,011          $  1,411
Equipment additions under capital leases                    4,979       1,779            238             8,117
Prepaid insurance premiums financed                             -           -            208               555
Debt and accrued interest extinguished with
  issuance of preferred stock                                   -           -         (9,066)                -
Deferred and accrued interest gain on debt restructure          -           -          2,519                 -
Preferred stock issued                                          -           -          3,375                 -
Cancellation of common stock warrant                            -           -             (7)                -

15.  SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The Company's payment obligations under the senior subordinated Notes (Note 7) are guaranteed by certain of the Company's wholly owned subsidiaries (the Guarantor Subsidiaries). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statement of operations, and statement of cash flows information for the Company (Parent Company Only), for the Guarantor Subsidiaries and for the Company's other subsidiaries (the Non-Guarantor Subsidiaries). The supplemental financial information reflects the investments of the Company and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. The supplemental financial information is presented for the periods as of June 30, 1998 and 1997, and for the years ended June 30, 1998 and 1997 only, as the Non-Guarantor Subsidiaries are not included in the consolidated financial statements prior to that date.

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                    JUNE 30, 1998

                                                       PARENT
                                                       COMPANY       GUARANTOR    NON-GUARANTOR
                                                        ONLY        SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                    -------------- -------------- -------------- -------------- --------------
(Amounts in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                          $          -   $     43,250   $      1,490   $          -   $     44,740
  Trade accounts receivable, net                                -         22,909          2,754              -         25,663
  Other current assets                                          -          2,751            299              -          3,050
  Intercompany accounts receivable                        211,995          4,903              -       (216,898)             -
                                                     ------------   ------------   ------------   ------------   ------------
    Total current assets                                  211,995         73,813          4,543       (216,898)        73,453
Property and equipment, net                                     -         68,363          3,451              -         71,814
Investments in partnerships                                     -          1,523              -              -          1,523
Investments in consolidated subsidiaries                  (24,137)         1,482              -         22,655              -
Other assets                                                    -          6,639              -              -          6,639
Intangible assets, net                                          -         74,711            120              -         74,831
                                                     ------------   ------------   ------------   ------------   ------------
                                                     $    187,858   $    226,531   $      8,114   $   (194,243)  $    228,260
                                                     ------------   ------------   ------------   ------------   ------------
                                                     ------------   ------------   ------------   ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of equipment, capital leases
    and other notes                                  $      7,500   $      2,497   $        143   $          -   $     10,140
  Accounts payable and other accrued expenses                   -         25,741            669              -         26,410
  Intercompany accounts payable                                 -        211,995          4,903       (216,898)             -
                                                     ------------   ------------   ------------   ------------   ------------
    Total current liabilities                               7,500        240,233          5,715       (216,898)        36,550
Equipment, capital leases and other notes,
  less current portion                                    142,500          9,451            169              -        152,120
Other long-term liabilities                                     -            984              -              -            984
Minority interest                                               -              -            748              -            748
Stockholders' equity (deficit)                             37,858        (24,137)         1,482         22,655         37,858
                                                     ------------   ------------   ------------   ------------   ------------
                                                     $    187,858   $    226,531   $      8,114   $   (194,243)  $    228,260
                                                     ------------   ------------   ------------   ------------   ------------
                                                     ------------   ------------   ------------   ------------   ------------

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                    JUNE 30, 1997

                                                       PARENT
                                                       COMPANY       GUARANTOR    NON-GUARANTOR
                                                        ONLY        SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                    -------------- -------------- -------------- -------------- --------------
(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents                           $           -  $       5,845  $       1,039  $           -  $       6,884
Trade accounts receivable, net                                            12,888          2,627              -         15,515
Other current assets                                            -          1,554            272              -          1,826
Intercompany accounts receivable                           29,316          1,245            428        (30,989)             -
                                                    -------------  -------------  -------------  -------------  -------------
      Total current assets                                 29,316         21,532          4,366        (30,989)        24,225
Property and equipment, net                                     -         32,435          1,625              -         34,060
Investments in partnerships                                     -            939              -              -            939
Investments in consolidated subsidiaries                  (22,631)         2,138              -         20,493              -
Other assets                                                    -          5,468              -              -          5,468
Intangible assets, net                                          -         32,527             52              -         32,579
                                                    -------------  -------------  -------------  -------------  -------------
                                                    $       6,685  $      95,039  $       6,043  $     (10,496) $      97,271
                                                    -------------  -------------  -------------  -------------  -------------
                                                    -------------  -------------  -------------  -------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of equipment, capital leases
     and other notes                                $           -  $      15,149  $         313  $           -  $      15,462
   Accounts payable and other accrued expenses                  -         14,322            603              -         14,925
   Intercompany accounts payable                                -         29,823          1,166        (30,989)             -
                                                    -------------  -------------  -------------  -------------  -------------
     Total current liabilities                                  -         59,294          2,082        (30,989)        30,387
Equipment, capital leases and other notes,
  less current portion                                          -         56,904            829              -         57,733
Other long-term liabilities                                     -          1,472              -              -          1,472
Minority interest                                               -              -            994              -            994
Stockholders' equity (deficit)                              6,685        (22,631)         2,138         20,493          6,685
                                                    -------------  -------------  -------------  -------------  -------------
                                                    $       6,685  $      95,039  $       6,043  $     (10,496) $      97,271
                                                    -------------  -------------  -------------  -------------  -------------
                                                    -------------  -------------  -------------  -------------  -------------

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                           FOR THE YEAR ENDED JUNE 30, 1998


                                                       PARENT
                                                       COMPANY       GUARANTOR    NON-GUARANTOR
                                                        ONLY        SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                    -------------- -------------- -------------- -------------- --------------
(Amounts in thousands)
Revenues                                            $           -  $     104,707  $      14,311  $           -  $     119,018
Costs of operations                                             -         84,021         12,692              -         96,713
                                                    -------------  -------------  -------------  -------------  -------------
   Gross profit                                                 -         20,686          1,619              -         22,305

Provision for supplemental service
   fee termination                                              -          6,309              -              -          6,309

Corporate operating expenses                                    -          8,933              -              -          8,933
                                                    -------------  -------------  -------------  -------------  -------------
Income from company operations                                  -          5,444          1,619              -          7,063

Equity in earnings of unconsolidated partnerships               -            707              -              -            707
                                                    -------------  -------------  -------------  -------------  -------------
Operating income                                                -          6,151          1,619              -          7,770

Interest expense, net                                           -          6,442            385              -          6,827
                                                    -------------  -------------  -------------  -------------  -------------
Income (loss)  before income taxes                              -           (291)         1,234              -            943

Provision for income taxes                                      -            431              -              -            431
                                                    -------------  -------------  -------------  -------------  -------------
Income (loss)  before equity in income (loss) of
   consolidated subsidiaries                                    -           (722)         1,234              -            512

Equity in income (loss) of consolidated subsidiaries          512          1,234              -         (1,746)             -
                                                    -------------  -------------  -------------  -------------  -------------

Net income (loss)                                   $         512  $         512  $       1,234  $      (1,746) $         512
                                                    -------------  -------------  -------------  -------------  -------------
                                                    -------------  -------------  -------------  -------------  -------------

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                           FOR THE YEAR ENDED JUNE 30, 1997

                                                       PARENT
                                                       COMPANY       GUARANTOR    NON-GUARANTOR
                                                        ONLY        SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                    -------------- -------------- -------------- -------------- --------------
(Amounts in thousands)
Revenues                                            $           -  $      78,294  $      13,979  $           -  $      92,273
Costs of operations                                             -         67,505         12,129              -         79,634
                                                    -------------  -------------  -------------  -------------  -------------
   Gross profit                                                 -         10,789          1,850              -         12,639

Corporate operating expenses                                    -          7,431              -              -          7,431
                                                    -------------  -------------  -------------  -------------  -------------
   Income from company operations                               -          3,358          1,850              -          5,208

Equity in earnings of unconsolidated partnerships               -            566              -              -            566
                                                    -------------  -------------  -------------  -------------  -------------
   Operating income                                             -          3,924          1,850              -          5,774

Interest expense, net                                           -          3,946            120              -          4,066
                                                    -------------  -------------  -------------  -------------  -------------
   Income (loss)  before income taxes                           -            (22)         1,730              -          1,708

Provision for income taxes                                      -            427              -              -            427
                                                    -------------  -------------  -------------  -------------  -------------
   Income (loss)  before equity in income (loss) of
   consolidated subsidiaries                                    -           (449)         1,730              -          1,281

Equity in income (loss) of consolidated subsidiaries        1,281          1,730              -         (3,011)             -
                                                    -------------  -------------  -------------  -------------  -------------

Net income (loss)                                   $       1,281  $       1,281  $       1,730  $      (3,011) $       1,281
                                                    -------------  -------------  -------------  -------------  -------------
                                                    -------------  -------------  -------------  -------------  -------------

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                           FOR THE YEAR ENDED JUNE 30, 1998

                                                           PARENT
                                                           COMPANY       GUARANTOR    NON-GUARANTOR
                                                            ONLY        SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                        -------------- -------------- -------------- -------------- --------------
(Amounts in thousands)
OPERATING ACTIVITIES:
  Net income (loss)                                            $  512         $  512       $  1,234      $  (1,746)        $  512
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Total depreciation and amortization                             -         14,686          1,063              -         15,749
    Amortization of deferred gain on debt restructure               -         (1,384)             -              -         (1,384)
    Provision for supplemental service fee termination              -          6,309              -              -          6,309
    Equity in income (loss) of consolidated subsidiaries         (512)        (1,234)             -          1,746              -
Cash provided by (used in) changes in operating assets
 and liabilities:
  Receivables                                                       -         (5,726)          (127)             -         (5,853)
  Intercompany receivables, net                              (173,661)       171,307          2,354              -              -
  Other current assets                                              -           (289)           (27)             -           (316)
  Accounts payable and other current liabilities                    -          2,664           (259)             -          2,405
                                                        -------------  -------------  -------------  -------------  -------------
    Net cash provided by (used in) operating activities      (173,661)       186,845          4,238              -         17,422
                                                        -------------  -------------  -------------  -------------  -------------

INVESTING ACTIVITIES:
  Cash acquired in acquisitions                                     -          4,174              -              -          4,174
  Additions to property and equipment                               -        (20,054)        (2,796)             -        (22,850)
  Acquisitions of Centers and Mobile Facilities                     -        (56,720)             -              -        (56,720)
  Other                                                             -         (1,817)          (161)             -         (1,978)
                                                        -------------  -------------  -------------  -------------  -------------
    Net cash used in investing activities                           -        (74,417)        (2,957)             -        (77,374)
                                                        -------------  -------------  -------------  -------------  -------------

FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock                    23,346              -              -              -         23,346
  Stock options and warrants exercised                            315              -              -              -            315
  Payments of loan financing costs                                  -         (6,483)             -              -         (6,483)
  Principal payments of debt and capital lease
    obligations                                               (70,900)       (79,198)          (830)             -       (150,928)
  Proceeds from issuance of debt                              220,900         10,580              -              -        231,480
  Other                                                             -             78              -              -             78
                                                        -------------  -------------  -------------  -------------  -------------
    Net cash provided by (used in) financing
     activities                                               173,661        (75,023)          (830)             -         97,808
                                                        -------------  -------------  -------------  -------------  -------------

INCREASE IN CASH AND CASH EQUIVALENTS                               -         37,405            451              -         37,856

CASH AND CASH EQUIVALENTS:
  Cash, beginning of period                                         -          5,845          1,039              -          6,884
                                                        -------------  -------------  -------------  -------------  -------------
  Cash, end of period                                   $           -  $      43,250  $       1,490  $           -  $      44,740
                                                        -------------  -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------  -------------

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         FOR THE YEAR ENDED JUNE 30, 1997

                                                            PARENT
                                                            COMPANY       GUARANTOR    NON-GUARANTOR
                                                             ONLY        SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                         -------------- -------------- -------------- -------------- --------------
(Amounts in thousands)
OPERATING ACTIVITIES:
  Net income (loss)                                      $       1,281  $       1,281  $       1,730  $      (3,011) $       1,281
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Total depreciation and amortization                              -          9,511            229              -          9,740
    Amortization of deferred gain on debt restructure                -         (1,047)             -              -         (1,047)
    Gain on disposal of assets                                       -           (113)             -              -           (113)
    Equity in income (loss) of consolidated subsidiaries        (1,281)        (1,730)             -          3,011              -
Cash provided by (used in) changes in operating assets
and liabilities:
  Receivables                                                        -         (1,304)          (214)             -         (1,518)
  Intercompany receivables, net                                      -            890           (890)             -              -
  Other current assets                                               -            141             19              -            160
  Accounts payable and other current liabilities                     -         (1,117)           (21)             -         (1,138)
                                                         -------------  -------------  -------------  -------------  -------------
    Net cash provided by operating activities                        -          6,512            853              -          7,365
                                                         -------------  -------------  -------------  -------------  -------------

INVESTING ACTIVITIES:
  Additions to property and equipment                                -         (6,693)          (409)             -         (7,102)
  Acquisitions of Centers and Mobile Facilities                      -        (18,566)             -              -        (18,566)
  Proceeds from sale of assets                                       -            347              -              -            347
  Other                                                              -         (4,943)             -              -         (4,943)
                                                         -------------  -------------  -------------  -------------  -------------
    Net cash used in investing activities                            -        (29,855)          (409)             -        (30,264)
                                                         -------------  -------------  -------------  -------------  -------------

FINANCING ACTIVITIES:
  Principal payments of debt and capital lease
    obligations                                                      -        (10,913)           (85)             -        (10,998)
  Proceeds from issuance of debt                                     -         33,728              -              -         33,728
  Other                                                              -            819           (345)             -            474
                                                         -------------  -------------  -------------  -------------  -------------
    Net cash provided by (used in) financing activities              -         23,634           (430)             -         23,204
                                                         -------------  -------------  -------------  -------------  -------------

INCREASE IN CASH AND CASH EQUIVALENTS                                -            291             14              -            305

CASH AND CASH EQUIVALENTS:
  Cash, beginning of period                                          -          5,554          1,025              -          6,579
                                                         -------------  -------------  -------------  -------------  -------------
  Cash, end of period                                    $           -  $       5,845  $       1,039  $           -  $       6,884
                                                         -------------  -------------  -------------  -------------  -------------
                                                         -------------  -------------  -------------  -------------  -------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item will be included in the Company's definitive proxy statement, which will be filed with the SEC in connection with the Company's next Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company's definitive proxy statement, which will be filed with the SEC in connection with the Company's next Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item will be included in the Company's definitive proxy statement, which will be filed with the SEC in connection with the Company's next Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be included in the Company's definitive proxy statement, which will be filed with the SEC in connection with the Company's next Annual Meeting of Stockholders, and is incorporated herein by reference.

                                       PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14 (a) (1).  FINANCIAL STATEMENTS

Included in Part II of this report:

          Report of Independent Public Accountants
          Independent Auditors' Report
          Consolidated Balance Sheets
          Consolidated Statements of  Operations
          Consolidated Statements of Stockholders' Equity
          Consolidated Statements of Cash Flows
          Notes to Consolidated Financial Statements

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

*2.5 Agreement and Plan of Merger dated as of April 15, 1998, by and among InSight, SMSI Acquisition Company, Signal Medical
                 Services, Inc., SMSI Holdings, Inc., Brian P. Stone, Thomas W.
                 Crucitti and Todd Stowell, previously filed and incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed
                 May 13, 1998.

*2.6 First Amendment to Agreement and Plan of Merger dated as of May 15, 1998, by and among InSight, SMSI Acquisition Company,
                 Signal Medical Services, Inc., SMSI Holdings, Inc., Brian P.
                 Stone, Thomas W. Crucitti and Todd Stowell, previously filed and incorporated herein by reference from the Company's
                 Current Report on Form 8-K, filed June 2, 1998.

*2.7 Second Amendment to Agreement and Plan of Merger dated as of May 18, 1998 by and among InSight, SMSI Acquisition Company,
                 Signal Medical Services, Inc., SMSI Holdings, Inc., Brian P.
                 Stone, Thomas W. Crucitti and Todd Stowell, previously filed and incorporated herein by reference from the Company's
                 Current Report on Form 8-K, filed June 2, 1998.

*3.1 Certificate of Incorporation of InSight, previously filed and incorporated herein by reference from the Company's
                 Registration Statement on Form S-4 (Registration
                 No. 333-02935), filed April 29, 1996.

*3.2             Certificate of Designation, Preferences and Rights of
                 Convertible Preferred Stock, Series B, of InSight, previously filed and incorporated herein by reference from the Company's
                 Annual Report on Form 10-K, filed October 14, 1997.

*3.3             Certificate of Designation, Preferences and Rights of
                 Convertible Preferred Stock, Series C, of InSight, previously filed and incorporated herein by reference from the Company's
                 Annual Report on Form 10-K, filed October 14, 1997.

*3.4             Certificate of Designation, Preferences and Rights of
                 Convertible Preferred Stock, Series D, of InSight, previously filed and incorporated herein by reference from the Company's
                 Annual Report on Form 10-K, filed October 14, 1997.


*3.5 Amended and Restated Bylaws of InSight, previously filed and incorporated herein by reference from the Company's Annual
                 Report on Form 10-K, filed October 14, 1997.

*4.1 Indenture dated as of June 1, 1998, by and among the Company, the Subsidiary Guarantors (as defined therein) and State
                 Street Bank and Trust Company, N.A. as Trustee (includes forms of the Outstanding Notes and Exchange Notes (as defined therein)), previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-60573), filed August 4, 1998.

*4.2 Purchase Agreement, dated as of June 9, 1998, by and among the Company, the Subsidiary Guarantors (as defined therein) and the Initial Purchasers (as defined therein), previously filed and incorporated herein by reference from the Company's
                 Registration Statement on Form S-4 (Registration
                 No. 333-60573), filed August 4, 1998.

*4.3 Registration Rights Agreement, dated as of June 12, 1998, by and among the Company, the Subsidiary Guarantors (as defined therein) and the Initial Purchasers (as defined therein), previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration
                 No. 333-60573), filed August 4, 1998.

*10.1            Credit Agreement dated as of October 14, 1997, as amended
                 November 17, 1997, December 19, 1997, March 23, 1998 and amended and restated as of June 12, 1998, among the Company, the Subsidiary Guarantors (as defined therein), NationsBank,
                 N.A. as Agent and the Lenders (as defined therein), previously filed and incorporated herein by reference from the Company's
                 Registration Statement on Form S-4 (Registration
                 No. 333-60573), filed August 4, 1998.

*10.2            Master Debt Restructuring Agreement by and among General
                 Electric Company acting through GE Medical Systems, General
                 Electric Capital Corporation, InSight, AHS and MHC (without schedules and exhibits) previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-02935), filed
                 April 29, 1996.

*10.3            Registration Rights Agreement by and between General Electric
                 Company acting through GE Medical Systems and InSight, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration
                 No. 333-02935), filed April 29, 1996.

*10.4            Master Service Agreement Addendum by and among General
                 Electric Company acting through GE Medical Systems, InSight,
                 AHS and MHC, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-02935), filed April 29, 1996.

*10.5 InSight's 1996 Directors' Stock Option Plan, previously filed and incorporated herein by reference from the Company's
                 Registration Statement on Form S-4 (Registration
                 No. 333-02935), filed April 29, 1996.

*10.6 InSight's 1996 Employee Stock Option Plan, previously filed and incorporated herein by reference from the Company's
                 Registration Statement on Form S-4 (Registration
                 No. 333-02935), filed April 29, 1996.

*10.7 Form of Indemnification Agreement between InSight and each of its directors and executive officers, previously filed and incorporated herein by reference from the Company's
                 Registration Statement on Form S-4 (Registration Statement
                 No. 333-02935), filed April 29, 1996.

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

*10.13 InSight's 1998 Employee Stock Option Plan, previously filed and incorporated herein by reference from the Company's
                 Registration Statement on Form S-4 (Registration
                 No. 333 60573), filed August 4, 1998.

10.14 Form of Stock Option Agreement between InSight and former officers of Signal Medical Services, Inc. relative to InSight's 1998 Employee Stock Option Plan, filed herewith.

*10.15 InSight's 1997 Management Stock Option Plan, previously filed and incorporated herein by reference from the Company's
                 Registration Statement on Form S-4 (Registration
                 No. 333-60573), filed August 4, 1998.

10.16 Form of Stock Option Agreement between InSight and certain senior officers of InSight relative to InSight's 1997
                 Management Stock Option Plan, filed herewith.

*10.17           Letter Agreement for Consulting Services between InSight and
                 Frank E. Egger dated March 28, 1996, previously filed and incorporated herein by reference from the Company's
                 Registration Statement on Form S-4 (Registration
                 No. 333-02935), filed April 29, 1996.

*10.18           Executive Employment Agreement between InSight and E. Larry
                 Atkins dated as of February 25, 1996, previously filed and incorporated herein by reference from the Company's
                 Registration Statement on Form S-4 (Registration
                 No. 333-02935), filed April 29, 1996.

*10.19           Executive Employment Agreement between InSight and Glenn P.
                 Cato dated as of May 1, 1996, previously filed and incorporated herein by reference from the Company's Amendment
                 No. 1 to the Registration Statement on Form S-4 (Registration
                 No. 333-02935), filed May 9, 1996.

*10.20 Form of Executive Employment Agreement between InSight and various officers of InSight, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-02935), filed April 29,
                 1996.

*10.21 Nonqualified Stock Option Agreement, dated August 17, 1994, between MHC and Leonard H. Habas, previously filed and incorporated herein by reference from the Company's Annual
                 Report on Form 10-K for the six months ended June 30, 1996.

*10.22 Nonqualified Stock Option Agreement, dated August 17, 1994, between MHC and Ronald G. Pantello, previously filed and incorporated herein by reference from the Company's Annual
                 Report on Form 10-K for the six months ended June 30, 1996.


*10.23 Warrant Certificate No. S-1 dated August 14, 1996 in the name of Shattuck Hammond Partners, Inc., previously filed and incorporated herein by reference from the Company's Annual
                 Report on Form 10-K, filed October 14, 1997.

*10.24 Warrant Certificate No. L-1 dated March 11, 1997 in the name of Anthony J. LeVecchio, previously filed and incorporated herein by reference from the Company's Annual Report on Form
                 10-K, filed October 14, 1997.

*10.25 Form of Stock Option Agreement between InSight and non-employee directors of InSight relative to InSight's 1996
                 Directors' Stock Option Plan, previously filed and incorporated herein by reference from the Company's Annual
                 Report on Form 10-K, filed October 14, 1997.

*10.26 Form of Stock Option Agreement between InSight and employees of InSight relating to InSight's 1996 Employee Stock Option
                 Plan, previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K, filed October
                 14, 1997.

10.27            Executive Employment Agreement between InSight and Brian P.
                 Stone dated as of May 18, 1998, filed herewith.

10.28 Form of Warrant Certificate relative to the grants of warrants to InSight's non-employee directors, filed herewith.

10.29 Form of Warrant Certificate relative to the grants of warrants to Carlyle and GE in lieu of director stock options, filed herewith.

21               Subsidiaries of InSight, filed herewith.

*  Previously filed.


ITEM 14(b). REPORTS ON FORM 8-K. The Company filed a Current Report on Form 8-K with the SEC on June 2, 1998, under Item 2 thereof, reporting the acquisition of Signal Medical Services, Inc. and a Current Report on Form 8-K with the SEC on May 14, 1998, under Item 5 thereof, reporting the issuance of $100 million of the Company's senior subordinated notes.

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

                              INSIGHT HEALTH SERVICES CORP.

                              By   /s/ E. Larry Atkins
                                   -------------------
                                   E. Larry Atkins, President and
                                      Chief Executive Officer

                              Date: September 28, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                           DATE
---------                          -----                           ----
                           Director, President and           September 28, 1998
/s/  E. Larry Atkins       Chief Executive Officer
-------------------------- (Principal Executive Officer)
E. Larry Atkins

                           Senior Executive Vice President,  September 28, 1998
/s/ Thomas V. Croal        Chief Operating Officer
-------------------------- and Chief Financial Officer
Thomas V. Croal            (Principal Accounting Officer)

                           Director                          September 28, 1998
/s/ Michael E. Aspinwall
--------------------------
Michael E. Aspinwall

                           Director                          September 28, 1998
/s/ Grant R. Chamberlain
--------------------------
Grant R. Chamberlain

                           Director                          September 28, 1998
/s/ David W. Dupree
--------------------------
David W. Dupree

                           Director                          September 28, 1998
/s/ Frank E. Egger
--------------------------
Frank E. Egger

                           Director                          September 28, 1998
/s/  Leonard H. Habas
--------------------------
Leonard H. Habas

                           Director                          September 28, 1998
/s/  Ronald G. Pantello
--------------------------
Ronald G. Pantello

                           Director                          September 28, 1998
/s/  Glenn A. Youngkin
--------------------------
Glenn A. Youngkin

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To InSight Health Services Corp.:

We have audited, in accordance with generally accepted auditing standards, the financial statements for INSIGHT HEALTH SERVICES CORP. included in this Form 10-K and have issued our report thereon dated September 25, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                        ARTHUR ANDERSEN LLP

Orange County, California
September 25, 1998

                                     SCHEDULE IX

                          VALUATION AND QUALIFYING ACCOUNTS
            FOR THE YEARS ENDED JUNE 30, 1998 AND 1997, FOR THE SIX MONTHS
             ENDED JUNE 30, 1996 AND FOR THE YEAR ENDED DECEMBER 31, 1995
                                (amounts in thousands)

                                             Balance at     Charges to                         Balance at
                                            Beginning of     Cost and                            End of
                                               Period        Expenses         Other              Period
                                            ------------   ------------   -------------       ------------
December 31, 1995:
   Allowance for doubtful accounts           $    1,555     $    1,669     $   (1,489) (A)     $    1,735
   Allowance for contractual adjustments          1,338          4,512         (4,302) (A)          1,548
                                             ----------     ----------     ----------          ----------
   Total                                     $    2,893     $    6,181     $   (5,791)         $    3,283
                                             ----------     ----------     ----------          ----------
                                             ----------     ----------     ----------          ----------

June 30, 1996:
   Allowance for doubtful accounts           $    1,735     $      617     $      (78) (A)(B)  $    2,274
   Allowance for contractual adjustments          1,548          3,440            429  (A)(B)       5,417
                                             ----------     ----------     ----------          ----------
   Total                                     $    3,283     $    4,057     $      351          $    7,691
                                             ----------     ----------     ----------          ----------
                                             ----------     ----------     ----------          ----------

June 30, 1997:
   Allowance for doubtful accounts           $    2,274     $    1,483     $   (1,435) (A)     $    2,322
   Allowance for contractual adjustments          5,417         17,483        (17,852) (A)          5,048
                                             ----------     ----------     ----------          ----------
   Total                                     $    7,691     $   18,966     $  (19,287)         $    7,370
                                             ----------     ----------     ----------          ----------
                                             ----------     ----------     ----------          ----------

June 30, 1998:
   Allowance for doubtful accounts           $    2,322     $    1,871     $     (711)         $    3,482
   Allowance for contractual adjustments          5,048         29,447        (26,578)              7,917
                                             ----------     ----------     ----------          ----------
   Total                                     $    7,370     $   31,318     $  (27,289)         $   11,399
                                             ----------     ----------     ----------          ----------
                                             ----------     ----------     ----------          ----------

 (A) Write offs of uncollectible accounts.
 (B) In connection with the Merger, MHC acquired the valuation and qualifying accounts related to IHC.