Form 10-Q
period 1998-09-30
INSIGHT HEALTH SERVICES CORP
filed 1998-11-13
CIK 1012697

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                             _________________________

                                     FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

                                         OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to                 .
                                    ---------------     ----------------
                           Commission file number 0-28622

                            INSIGHT HEALTH SERVICES CORP.
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

              Delaware                                    33-0702770
     -----------------------------                  ----------------------
     (State or other jurisdiction                      (I.R.S. Employer
   of incorporation or organization)                  Identification No.)

            4400 MacArthur Blvd., Suite 800, Newport Beach, CA        92660
          ----------------------------------------------------------------------
                  (Address of principal executive offices)          (Zip Code)

                              (949) 476-0733
             ---------------------------------------------------
             (Registrant's telephone number including area code)

                                     N/A
          -----------------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 2,825,856 shares of Common Stock as of November 6, 1998.

                    The number of pages in this Form 10-Q is 24.

                   INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                   ----------------------------------------------

                                       INDEX
                                       -----



                                                                                   PAGE  NUMBER
                                                                                   ------------
PART I.    FINANCIAL INFORMATION

    ITEM 1.   FINANCIAL STATEMENTS
              Condensed Consolidated Balance Sheets as of September 30, 1998
                (unaudited) and June 30, 1998                                           3

              Condensed Consolidated Statements of Income (unaudited)
                for the three months ended September 30, 1998 and 1997                  4

              Condensed Consolidated Statements of Cash Flows (unaudited)
                for the three months ended September 30, 1998 and 1997                  5

              Notes to Condensed Consolidated Financial Statements                      6-15

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                                       16-22

    ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                22

PART II.   OTHER INFORMATION

    ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                                 23

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                          23

SIGNATURES                                                                              24


ITEM 1.  FINANCIAL STATEMENTS

                   INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                               (AMOUNTS IN THOUSANDS)



                                                                               September 30,           June 30,
                                                                                    1998                 1998
                                                                               -------------           --------
                                   ASSETS                                       (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                      $  29,834            $  44,740
  Trade accounts receivable, net                                                    27,451               25,663
  Other current assets                                                               3,402                3,050
                                                                                 ---------            ---------
       Total current assets                                                         60,687               73,453

PROPERTY AND EQUIPMENT, net of accumulated depreciation
  and amortization of $30,400 and $26,116, respectively                             81,895               71,814

INVESTMENT IN PARTNERSHIPS                                                           1,610                1,523
OTHER ASSETS                                                                         6,841                6,639
INTANGIBLE ASSETS, net                                                              74,303               74,831
                                                                                 ---------            ---------
                                                                                 $ 225,336            $ 228,260
                                                                                 ---------            ---------
                                                                                 ---------            ---------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of equipment, capital leases  and other notes                  $  10,822            $  10,140
  Accounts payable and other accrued expenses                                       21,732               26,410
                                                                                 ---------            ---------
     Total current liabilities                                                      32,554               36,550
                                                                                 ---------            ---------

LONG-TERM LIABILITIES:
  Equipment, capital leases and other notes, less current portion                  151,781              152,120
  Other long-term liabilities                                                          963                  984
                                                                                 ---------            ---------
     Total long-term liabilities                                                   152,744              153,104
                                                                                 ---------            ---------
MINORITY INTEREST                                                                      518                  748
                                                                                 ---------            ---------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 per value, 3,500,000 shares authorized:
     Convertible Series B preferred stock, 25,000 shares outstanding at
       September 30, 1998 and June 30, 1998, respectively, with a liquidation
       preference of  $25,000                                                       23,923               23,923
     Convertible Series C preferred stock, 27,953 shares outstanding at
       September 30, 1998 and June 30, 1998, respectively, with a liquidation
       preference of  $27,953                                                       13,173               13,173
  Common stock, $.001 par value, 25,000,000 shares authorized,
     2,825,856 and 2,824,090 shares outstanding at September 30, 1998
     and June 30, 1998, respectively                                                     3                    3
  Additional paid-in capital                                                        23,415               23,415
  Accumulated deficit                                                              (20,994)             (22,656)
                                                                                 ---------            ---------
     Total stockholders' equity                                                     39,520               37,858
                                                                                 ---------            ---------
                                                                                 $ 225,336            $ 228,260
                                                                                 ---------            ---------
                                                                                 ---------            ---------

              The accompanying notes are an integral part of these condensed consolidated balance sheets.

                   INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                             Three Months Ended
                                                                                September 30,
                                                                       ----------------------------
                                                                          1998                1997
                                                                       ---------          ---------
REVENUES:
  Contract services                                                    $  20,220          $  13,412
  Patient services                                                        17,199             13,630
  Other                                                                      514                612
                                                                       ---------          ---------
     Total revenues                                                       37,933             27,654
                                                                       ---------          ---------

COSTS OF OPERATIONS:
  Costs of services                                                       19,948             14,060
  Provision for doubtful accounts                                            623                498
  Equipment leases                                                         4,337              4,512
  Depreciation and amortization                                            5,894              3,173
                                                                       ---------          ---------
     Total costs of operations                                            30,802             22,243
                                                                       ---------          ---------
     Gross profit                                                          7,131              5,411

CORPORATE OPERATING EXPENSES                                               2,124              2,358
                                                                       ---------          ---------
     Income from company operations                                        5,007              3,053

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS                            174                170
                                                                       ---------          ---------
     Operating income                                                      5,181              3,223

INTEREST EXPENSE, Net                                                      3,459              1,688
                                                                       ---------          ---------

     Income before income taxes                                            1,722              1,535

PROVISION FOR INCOME TAXES                                                    60                431
                                                                       ---------          ---------
     Net income                                                        $   1,662          $   1,104
                                                                       ---------          ---------
                                                                       ---------          ---------

INCOME PER COMMON AND CONVERTED PREFERRED SHARE:
     Basic                                                             $    0.18          $    0.21
                                                                       ---------          ---------
                                                                       ---------          ---------
     Diluted                                                           $    0.18          $    0.20
                                                                       ---------          ---------
                                                                       ---------          ---------
WEIGHTED AVERAGE NUMBER OF COMMON AND
  CONVERTED PREFERRED SHARES OUTSTANDING:
     Basic                                                             9,142,077          5,216,485
                                                                       ---------          ---------
                                                                       ---------          ---------
     Diluted                                                           9,410,127          5,460,581
                                                                       ---------          ---------
                                                                       ---------          ---------


              The accompanying notes are an integral part of these condensed consolidated financial statements.

                   INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (AMOUNTS IN THOUSANDS)

                                                                                Three Months Ended
                                                                                   September 30,
                                                                          ------------------------------
                                                                             1998                1997
                                                                          --------             ---------
OPERATING ACTIVITIES:
  Net income                                                              $   1,662            $  1,104
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Total depreciation and amortization                                       5,967               3,209
    Amortization of deferred gain on debt restructure                           (25)               (213)
  Cash provided by (used in) changes in operating working capital:
    Trade accounts receivable, net                                           (1,788)             (2,492)
    Other current assets                                                       (352)             (1,474)
    Accounts payable and other current liabilities                           (4,674)              2,906
                                                                          ---------            --------
             Net cash provided by operating activities                          790               3,040
                                                                          ---------            --------

INVESTING ACTIVITIES:
  Additions to property and equipment                                       (14,936)             (7,339)
  Other                                                                        (873)               (106)
                                                                          ---------            --------
             Net cash used in investing activities                          (15,809)             (7,445)
                                                                          ---------            --------

FINANCING ACTIVITIES:
  Payments on debt and capital lease obligations                             (2,654)             (3,334)
  Proceeds from issuance of debt                                              2,997               9,045
  Other                                                                        (230)                 86
                                                                          ---------            --------
             Net cash provided by financing activities                          113               5,797
                                                                          ---------            --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (14,906)              1,392

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                        44,740               6,884
                                                                          ---------            --------
  End of period                                                           $  29,834            $  8,276
                                                                          ---------            --------

SUPPLEMENTAL INFORMATION:
  Interest paid                                                           $   1,029            $  1,854
                                                                          ---------            --------
                                                                          ---------            --------


              The accompanying notes are an integral part of these condensed consolidated financial statements.

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  NATURE OF BUSINESS

InSight Health Services Corp. (the Company) provides diagnostic imaging, treatment and related management services in 30 states throughout the United States. The Company's services are provided through a network of 60 mobile magnetic resonance imaging (MRI) facilities (Mobile Facilities), 35 fixed-site MRI facilities (Fixed Facilities), 16 multi-modality imaging centers (Centers), 4 mobile lithotripsy facilities, one Leksell Stereotactic Gamma Knife treatment center, and one radiation oncology center. An additional radiation oncology center is operated by the Company as part of one of its Centers. The Company's operations are located throughout the United States, with a substantial presence in California, Texas, New England, the Carolinas and the Midwest (Illinois, Indiana and Ohio).

At its Centers, the Company offers other services in addition to MRI, including open MRI, computed tomography (CT), diagnostic and fluoroscopic x-ray, mammography, diagnostic ultrasound, lithotripsy, nuclear medicine, nuclear cardiology, and cardiovascular services. The Company offers additional services through a variety of arrangements including equipment rental, technologist services and training/applications, marketing, radiology management services, patient scheduling, utilization review and billing and collection services.

2.  INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of the Company's Annual Report on Form 10-K for the period ended June 30, 1998 filed with the Securities and Exchange Commission on September 28, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for fair presentation of results for the period have been included. The results of operations for the three months ended September 30, 1998, are not necessarily indicative of the results to be achieved for the full fiscal year.

Certain reclassifications have been made to conform prior year amounts to the current year presentation.

3.  RECAPITALIZATION AND FINANCING

On October 14, 1997, the Company consummated a recapitalization (Recapitalization) pursuant to which (a) certain investors affiliated with TC Group, LLC and its affiliates (collectively, Carlyle), a private merchant bank headquartered in Washington, D.C., made a cash investment of $25 million in the Company and received therefor (i) 25,000 shares of newly issued convertible preferred stock, Series B of the Company, par value $0.001 per share (Series B Preferred Stock), initially convertible, at the option of the holders thereof, in the aggregate into 2,985,075 shares of common stock, and
(ii) warrants (Carlyle Warrants) to purchase up to 250,000 shares of common stock at an exercise price of $10.00 per share; (b) General Electric Company
(GE) (i) surrendered its rights under the amended equipment service agreement to receive supplemental service fee payments equal to 14% of pretax income in exchange for the issuance of 7,000 shares of newly issued convertible preferred stock, Series C of the Company, par value $0.001 per share (Series C Preferred Stock), initially convertible, at the option of GE, in the aggregate into 835,821 shares of common stock, for which the Company recorded a non-recurring expense of approximately $6.3 million during the second quarter of fiscal 1998, (ii) received warrants (GE Warrants) to purchase up to 250,000 shares of common stock at an exercise price of $10.00 per share and (iii) exchanged all of its Series A Preferred Stock, for an additional 20,953 shares of Series C Preferred Stock, initially convertible, at the option of GE, in the aggregate into 2,501,760 shares of common stock; and (c) the Company executed a Credit Agreement with NationsBank, N.A. pursuant to which NationsBank, as agent and lender, provided a total of $125 million in senior secured credit financing (Bank Financing), including (i) a $50 million term loan facility consisting of a $20 million tranche with increasing amortization over a five-year period and a $30 million tranche with increasing amortization over a seven-year period, principally repayable in years six and seven, (ii) a $25 million revolving working capital facility with a five-year maturity, and (iii) a $50 million acquisition facility. Initial funding under the Bank Financing occurred on October 22, 1997 and, on December 19, 1997, the Bank Financing was increased to a total of $150 million by converting $10 million of outstanding debt under the acquisition facility to the seven-year tranche (which was thereby increased to $40 million) and increasing the acquisition facility to $65 million.

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

On June 12, 1998, the Company completed a refinancing of substantially all of the Company's long-term debt through the issuance of $100 million of 9 5/8% senior subordinated notes due 2008 (Notes). Concurrent with the issuance of the Notes, the Company entered into an amendment to and restatement of the Bank Financing, pursuant to which the Company refinanced and consolidated its prior $20 million tranche and $40 million tranche into a $50 million term loan facility with a six-year amortization, (ii) a $25 million revolving working capital facility with a five-year maturity and (iii) a $75 million acquisition facility with a six-year maturity.

4.  INVESTMENTS IN PARTNERSHIPS

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company's investment interests in partnerships or limited liability companies (Partnerships) are accounted for under the equity method of accounting for ownership of 50% or less when the Company does not exercise significant control over the operations of the Partnership and does not have primary responsibility for the Partnership's long-term debt. The Company's investment interests in Partnerships are consolidated for ownership of 50% or greater owned entities when the Company exercises significant control over the operations and is primarily responsible for the associated long-term debt.

Set forth below is the summarized combined financial data of the Company's two 50% owned and controlled entities which are consolidated (amounts in thousands):

                                                        September 30,      June 30,
                                                            1998             1998
                                                        -------------      --------
                                                          (unaudited)
Condensed Combined
  Balance Sheet Data:
    Current assets                                          $2,040         $1,825
    Total assets                                             2,134          1,896
    Current liabilities                                        866            644
    Minority interest equity                                   651            642

                                                             Three Months Ended
                                                                 September 30,
                                                             ------------------
                                                             1998          1997
                                                             ----          ----
                                                                 (unaudited)
Condensed Combined Statement of Income Data:
  Net revenues                                              $1,439         $1,646
  Expenses                                                     993          1,100
  Provision for center profit distribution                     223            273
                                                            ------         ------
  Net income                                                $  223         $  273
                                                            ------         ------
                                                            ------         ------

The provision for center profit distribution shown above represents the minority interest in the income of these combined entities.

5.   INCOME PER COMMON SHARE

The Company has adopted SFAS No. 128, which replaces primary EPS and fully diluted EPS with basic EPS and diluted EPS. The number of shares used in computing EPS is equal to the weighted average number of common and converted preferred shares outstanding during the respective period. Since the Preferred Stock has no stated dividend rate and participates in any dividends paid with respect to the common stock, the as-if-converted amounts are included in the computation of basic EPS. There were no adjustments to net income (the numerator) for purposes of computing EPS.

A reconciliation of basic and diluted share computations is as follows:

                                                       Three Months Ended
                                                         September 30,
                                                    ------------------------
                                                    1998                1997
                                                    ----                ----
Average common stock outstanding                  2,819,421           2,714,725
Effect of preferred stock                         6,322,656           2,501,760
                                                  ---------           ---------
Denominator for basic EPS                         9,142,077           5,216,485
Dilutive effect of stock options and warrants       268,050             244,096
                                                  ---------           ---------
                                                  9,410,127           5,460,581
                                                  ---------           ---------


6.   SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The Company's payment obligations under the Notes are guaranteed by certain of the Company's wholly owned subsidiaries (the Guarantor Subsidiaries).
Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of income, and statements of cash flows information for the Company (Parent Company Only), for the Guarantor Subsidiaries and for the Company's other subsidiaries (the Non-Guarantor Subsidiaries). The supplemental financial information reflects the investments of the Company and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

               INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                              SEPTEMBER 30, 1998
                                  (UNAUDITED)

                                                          PARENT
                                                         COMPANY       GUARANTOR   NON-GUARANTOR
                                                           ONLY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                         -------     ------------  -------------   ------------  ------------
(Amounts in thousands)
 ASSETS
 Current assets:
  Cash and cash equivalents                              $      -      $  27,646      $   2,188      $      -      $ 29,834
  Trade accounts receivable, net                                          24,055          3,396             -        27,451
  Other current assets                                          -          3,160            242             -         3,402
  Intercompany accounts receivable                        210,965         11,171              -      (222,136)            -
                                                         --------      ---------      ---------     ---------      --------
    Total current assets                                  210,965         66,032          5,826      (222,136)       60,687
 Property and equipment, net                                    -         73,128          8,767             -        81,895
 Investments in partnerships                                    -          1,610              -             -         1,610
 Investments in consolidated subsidiaries                 (23,320)         2,327              -        20,993             -
 Other assets                                                   -          6,841              -             -         6,841
 Intangible assets, net                                         -         74,098            205             -        74,303
                                                         --------      ---------      ---------     ---------      --------
                                                         $187,645      $ 224,036      $  14,798     $(201,143)     $225,336
                                                         --------      ---------      ---------     ---------      --------
                                                         --------      ---------      ---------     ---------      --------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Current portion of equipment, capital leases
   and other notes                                       $  7,500      $   3,198       $    124      $      -      $ 10,822
  Accounts payable and other accrued expenses                   -         21,200            532             -        21,732
  Intercompany accounts payable                                 -        210,965         11,171      (222,136)            -
                                                         --------      ---------      ---------     ---------      --------
    Total current liabilities                               7,500        235,363         11,827      (222,136)       32,554
 Equipment, capital leases and other notes,
  less current portion                                    140,625         11,030            126             -       151,781
 Other long-term liabilities                                    -            963              -             -           963
 Minority interest                                              -              -            518             -           518
 Stockholders' equity (deficit)                            39,520        (23,320)         2,327        20,993        39,520
                                                         --------      ---------      ---------     ---------      --------
                                                         $187,645      $ 224,036      $  14,798     $(201,143)     $225,336
                                                         --------      ---------      ---------     ---------      --------
                                                         --------      ---------      ---------     ---------      --------

                   INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                    JUNE 30, 1998

                                                          PARENT
                                                         COMPANY       GUARANTOR   NON-GUARANTOR
                                                           ONLY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                         -------     ------------  -------------   ------------  ------------
 (Amounts in thousands)
 ASSETS
 Current assets:
  Cash and cash equivalents                            $      -       $ 43,250        $ 1,490       $       -     $  44,740
  Trade accounts receivable, net                              -         22,909          2,754               -        25,663
  Other current assets                                        -          2,751            299               -         3,050
  Intercompany accounts receivable                      211,995          4,903              -        (216,898)            -
                                                       --------      ---------      ---------       ---------      --------
    Total current assets                                211,995         73,813          4,543        (216,898)       73,453
 Property and equipment, net                                  -         68,363          3,451               -        71,814
 Investments in partnerships                                  -          1,523              -               -         1,523
 Investments in consolidated subsidiaries               (24,137)         1,482              -          22,655             -
 Other assets                                                 -          6,639              -               -         6,639
 Intangible assets, net                                       -         74,711            120               -        74,831
                                                       --------      ---------      ---------       ---------      --------
                                                       $187,858       $226,531         $8,114       $(194,243)     $228,260
                                                       --------      ---------      ---------       ---------      --------
                                                       --------      ---------      ---------       ---------      --------

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Current portion of equipment, capital leases
   and other notes                                     $  7,500       $  2,497         $  143       $       -      $ 10,140
  Accounts payable and other accrued expenses                 -         25,741            669               -        26,410
  Intercompany accounts payable                               -        211,995          4,903        (216,898)            -
                                                       --------      ---------      ---------       ---------      --------
    Total current liabilities                             7,500        240,233          5,715        (216,898)       36,550
 Equipment, capital leases and other notes,
  less current portion                                  142,500          9,451            169               -       152,120
 Other long-term liabilities                                  -            984              -               -           984
 Minority interest                                            -              -            748               -           748
 Stockholders' equity (deficit)                          37,858        (24,137)         1,482          22,655        37,858
                                                       --------      ---------      ---------       ---------      --------
                                                       $187,858       $226,531         $8,114       $(194,243)     $228,260
                                                       --------      ---------      ---------       ---------      --------
                                                       --------      ---------      ---------       ---------      --------

                   INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                                    (UNAUDITED)

                                                          PARENT
                                                         COMPANY       GUARANTOR   NON-GUARANTOR
                                                           ONLY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                         -------     ------------  -------------   ------------  ------------
 (Amounts in thousands)
 Revenues                                                 $   -         $33,373        $4,560       $    -         $37,933
 Costs of operations                                          -          26,900         3,902            -          30,802
                                                         ------          ------        ------      -------         -------
  Gross profit                                                -           6,473           658            -           7,131
 Corporate operating expenses                                 -           2,124             -            -           2,124
                                                         ------          ------        ------      -------         -------
  Income from company operations                              -           4,349           658            -           5,007
 Equity in earnings of unconsolidated partnerships            -             174             -            -             174
                                                         ------          ------        ------      -------         -------
  Operating income                                            -           4,523           658            -           5,181
 Interest expense, net                                        -           3,203           256            -           3,459
                                                         ------          ------        ------      -------         -------
  Income before income taxes                                  -           1,320           402            -           1,722
 Provision for income taxes                                   -              60             -            -              60
                                                         ------          ------        ------      -------         -------
  Income before equity in income of
   consolidated subsidiaries                                  -           1,260           402            -           1,662
                                                         ------          ------        ------      -------         -------
 Equity in income of consolidated subsidiaries            1,662             402             -       (2,064)              -
                                                         ------          ------        ------      -------         -------
  Net income                                             $1,662          $1,662        $  402      $(2,064)        $ 1,662
                                                         ------          ------        ------      -------         -------
                                                         ------          ------        ------      -------         -------

                   INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                                     (UNAUDITED)

                                                          PARENT
                                                         COMPANY       GUARANTOR   NON-GUARANTOR
                                                           ONLY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                         -------     ------------  -------------   ------------  ------------
 (Amounts in thousands)
 Revenues                                                $    -         $23,882       $3,772         $     -        $27,654
 Costs of operations                                          -          19,218        3,025               -         22,243
                                                         ------          ------        ------        -------        -------
  Gross profit                                                -           4,664          747               -          5,411
 Corporate operating expenses                                 -           2,358            -               -          2,358
                                                         ------          ------        ------        -------        -------
  Income from company operations                              -           2,306          747               -          3,053
 Equity in earnings of unconsolidated partnerships            -             170            -               -            170
                                                         ------          ------        ------        -------        -------
  Operating income                                            -           2,476          747               -          3,223
 Interest expense, net                                        -           1,605           83               -          1,688
                                                         ------          ------        ------        -------        -------
  Income before income taxes                                  -             871          664               -          1,535
 Provision for income taxes                                   -             431            -               -            431
                                                         ------          ------        ------        -------        -------
  Income before equity in income of
   consolidated subsidiaries                                  -             440          664               -          1,104
 Equity in income of consolidated subsidiaries            1,104             664            -          (1,768)             -
                                                         ------          ------        ------        -------        -------
  Net income                                             $1,104          $1,104        $ 664         $(1,768)       $ 1,104
                                                         ------          ------        ------        -------        -------
                                                         ------          ------        ------        -------        -------

                                      13

                   INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                                     (UNAUDITED)

                                                          PARENT
                                                         COMPANY       GUARANTOR   NON-GUARANTOR
                                                           ONLY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                         -------     ------------  -------------   ------------  ------------
 (Amounts in thousands)
OPERATING ACTIVITIES:
  Net income                                             $1,662         $ 1,662        $  402         $(2,064)     $1,662
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Total depreciation and amortization                        -            5,232           735               -       5,967
  Amortization of deferred gain on debt
   restructure                                               -              (25)            -               -         (25)
  Equity in income of consolidated
   subsidiaries                                         (1,662)            (402)            -           2,064           -
  Cash provided by (used in) changes in
   operating assets and liabilities:
  Trade accounts receivable, net                             -           (1,146)         (642)              -      (1,788)
  Intercompany receivables, net                          1,875           (8,586)        6,711               -           -
  Other current assets                                       -             (409)           57               -        (352)
  Accounts payable and other current
   liabilities                                               -           (4,537)         (137)              -      (4,674)
                                                       -------         --------       -------         -------     -------
    Net cash provided by (used in) operating
     activities                                          1,875           (8,211)        7,126               -         790
                                                       -------         --------       -------         -------     -------

INVESTING ACTIVITIES:
  Additions to property and equipment                        -           (8,949)       (5,987)              -     (14,936)
  Other                                                      -             (724)         (149)              -        (873)
                                                       -------         --------       -------         -------     -------
    Net cash used in investing activities                    -           (9,673)       (6,136)              -     (15,809)
                                                       -------         --------       -------         -------     -------
FINANCING ACTIVITIES:
  Payments of debt and capital lease
   obligations                                          (1,875)            (717)          (62)              -      (2,654)
  Proceeds from issuance of debt                             -            2,997             -               -       2,997
  Other                                                      -                -          (230)              -        (230)
                                                       -------         --------       -------         -------     -------
    Net cash provided by (used in) financing
     activities                                         (1,875)           2,280          (292)              -         113
                                                       -------         --------       -------         -------     -------

INCREASE IN CASH AND CASH EQUIVALENTS                        -          (15,604)          698               -     (14,906)

CASH AND CASH EQUIVALENTS:
  Cash, beginning of period                                  -           43,250         1,490               -      44,740
                                                       -------         --------       -------         -------     -------
  Cash, end of period                                  $     -         $ 27,646       $ 2,188         $     -     $29,834
                                                       -------         --------       -------         -------     -------
                                                       -------         --------       -------         -------     -------

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                                 (Unaudited)

                                                             PARENT
                                                             COMPANY     GUARANTOR     NON-GUARANTOR
                                                              ONLY      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                            -------     ------------   -------------    ------------  ------------
(Amounts in thousands)
OPERATING ACTIVITIES:
  Net income                                                $ 1,104       $ 1,104           $ 664         $ (1,768)      $ 1,104
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Total depreciation and amortization                           -         2,924             285                -         3,209
    Amortization of deferred gain on debt restructure             -          (213)              -                -          (213)
    Equity in income of consolidated subsidiaries            (1,104)         (664)              -            1,768             -
  Cash provided by (used in) changes in operating assets
   and liabilities:
  Trade accounts receivables, net                                 -        (2,366)           (126)               -        (2,492)
  Intercompany receivables, net                                   -          (323)            323                -             -
  Other current assets                                            -        (1,471)             (3)               -        (1,474)
  Accounts payable and other current liabilities                  -         3,033            (127)               -         2,906
                                                            -------      --------         -------           ------       -------
    Net cash provided by operating activities                     -         2,024           1,016                -         3,040
                                                            -------      --------         -------           ------       -------

INVESTING ACTIVITIES:
  Additions to property and equipment                             -        (7,095)           (244)               -        (7,339)
  Other                                                           -          (106)              -                -          (106)
                                                            -------      --------         -------           ------       -------
    Net cash used in investing activities                         -        (7,201)           (244)               -        (7,445)
                                                            -------      --------         -------           ------       -------

FINANCING ACTIVITIES:
  Payments of debt and capital lease obligations                  -        (3,276)            (58)               -        (3,334)
  Proceeds from issuance of debt                                  -         9,045               -                -         9,045
  Other                                                           -             -              86                -            86
                                                            -------      --------         -------           ------       -------
    Net cash provided by (used in) financing activities           -         5,769              28                -         5,797
                                                            -------      --------         -------           ------       -------

INCREASE  IN CASH AND CASH EQUIVALENTS                            -           592             800                -         1,392

CASH AND CASH EQUIVALENTS:
  Cash, beginning of period                                       -         5,845           1,039                -         6,884
                                                            -------      --------         -------           ------       -------
  Cash, end of period                                       $     -      $  6,437         $ 1,839           $    -       $ 8,276
                                                            -------      --------         -------           ------       -------
                                                            -------      --------         -------           ------       -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this report that are not purely historical or which might be considered an opinion or projection concerning the Company or its business, whether express or implied, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include statements regarding the Company's expectations, intentions, plans or strategies regarding the future, including statements related to the Year 2000 Issue. All forward-looking statements included in this report are based upon information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those described or implied in such forward-looking statements because of certain factors which could affect the Company. Such forward-looking statements should be evaluated in light of the following factors: availability of financing; limitations and delays in reimbursement by third party payors; contract renewals and financial stability of customers; technology changes; governmental regulation; conditions within the health care environment; Year 2000 issues; adverse utilization trends for certain diagnostic imaging procedures; aggressive competition; general economic factors; InSight's inability to carry out its business strategy; and the risk factors described in the Company's periodic filings with the Securities and Exchange Commission (SEC), on Forms 10-K, 10-Q and 8-K (if any) and the factors described under "Risk Factors" in the Company's Registration Statement on Form S-4, filed with the SEC on August 4, 1998, and any amendments thereto.

ACQUISITIONS

The Company believes a consolidation in the diagnostic imaging industry is occurring and is necessary in order to provide surviving companies the opportunity to achieve operating and administrative efficiencies through consolidation. InSight's strategy is to further develop and expand regional diagnostic imaging networks that emphasize quality of care, produce cost-effective diagnostic information and provide superior service and convenience to its customers. The strategy of the Company is focused on the following components: (i) to further participate in the consolidation occurring in the diagnostic imaging industry by continuing to build its market presence in its existing regional diagnostic imaging networks through geographically disciplined acquisitions; (ii) to develop or acquire additional regional networks in strategic locations where the Company can offer a broad range of services to its customers and realize increased economies of scale; (iii) to continue to market current diagnostic imaging applications through its existing facilities to optimize and increase overall procedure volume; (iv) to strengthen the regional diagnostic imaging networks by focusing on managed care customers; and (v) to implement a variety of new products and services designed to further leverage its core business strengths, including: Open MRI systems and the radiology co-source product which involves the joint ownership and management of the physical and technical operations of the multi-modality radiology department of a hospital or multi-specialty physician group. The Company believes that long-term viability is contingent upon its ability to successfully execute its business strategy.

In fiscal 1997, the Company completed three acquisitions as follows:   a
Fixed Facility in Hayward, California; Mobile Facilities in Maine and New Hampshire; and a Center in Chattanooga, Tennessee. All three transactions included the purchase of assets and assumption of certain equipment related liabilities. The cumulative purchase price for these acquisitions was approximately $18.6 million.

In fiscal 1998, the Company completed four acquisitions as follows: a Center in Columbus, Ohio; a Center in Murfreesboro, Tennessee; a Fixed Facility in Redwood City, California; and a Center in Las Vegas, Nevada. In connection with the purchase of the Center in Columbus, Ohio, InSight also acquired a majority ownership interest in a new Center in Dublin, Ohio. All transactions included the purchase of assets and assumption of certain equipment related liabilities. The cumulative purchase price for these acquisitions was approximately $18.4 million.

In fiscal 1998, the Company also acquired all of the capital stock of Signal Medical Services, Inc. (Signal). The purchase price was approximately $45.7 million. The Signal assets primarily consisted of Mobile Facilities in the Northeastern and Southeastern United States.

In addition, in fiscal 1998, the Company installed three Open MRI Fixed Facilities in Atlanta, Georgia; Scarborough, Maine; and Santa Ana, California; and opened its first radiology co-source outpatient Center in Oxnard, California, all of which were financed through GE. Effective December 31, 1997, the Company terminated its agreement to operate a Gamma Knife Center and entered into an agreement to dissolve a partnership related to a Fixed Facility in Seattle, Washington.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company operates in a capital intensive, high fixed cost industry that requires significant amounts of working capital to fund operations, particularly the initial start-up and development expenses of new operations and yet is constantly under external pressure to contain costs and reduce prices. Revenues and cash flows have been adversely affected by an increased collection cycle, competitive pressures and major restructurings within the health care industry. This adverse effect on revenues and cash flow is expected to continue, especially in the mobile diagnostic imaging business.

The Company continues to pursue acquisition opportunities. The Company believes that the expansion of its business through acquisitions is a key factor in maintaining profitability. Generally, acquisition opportunities are aimed at increasing revenues and profits, and maximizing utilization of existing capacity. Incremental operating profit resulting from future acquisitions will vary depending on geographic location, whether facilities are Centers, Mobile Facilities or Fixed Facilities, the range of services provided and the Company's ability to integrate the acquired businesses into its existing infrastructure.

On October 14, 1997, the Company consummated the Recapitalization pursuant to which (a) the Company issued to Carlyle 25,000 shares of Series B Preferred Stock having a liquidation preference of $1,000 per share and the Carlyle Warrants, generating net proceeds to the Company (after related transaction costs of approximately $2.0 million) of approximately $23.0 million; (b) the Company issued to GE 7,000 shares of Series C Preferred Stock, with a liquidation preference of $1,000 per share, in consideration of the termination of GE's right to receive supplemental service fee payments equal to 14% of InSight's pretax income, the GE Warrants and an additional 20,953 shares of Series C Preferred Stock in exchange for all of GE's shares of Series A Preferred Stock; and (c) the Company executed the Bank Financing. Initial funding under the Bank Financing occurred on October 22, 1997 and, on December 19, 1997, the Bank Financing was increased to a total of $150 million by converting $10 million of outstanding debt under the acquisition facility to the seven-year tranche (which was thereby increased to $40 million) and increasing the acquisition facility to $65 million. The net proceeds from the Carlyle investment were used to refinance a portion of the outstanding GE indebtedness (approximately $20 million). At the initial funding of the Bank Financing, all of the term loan facility was drawn down to refinance all of the remaining GE indebtedness (approximately $50 million) and approximately $8 million of the revolving facility was drawn down for working capital purposes. The terms of the Series B Preferred Stock and the Series C Preferred Stock, as well as the Bank Financing, contain certain restrictions on the Company's ability to act without first obtaining a waiver or consent from Carlyle, GE and NationsBank.

On June 12, 1998, the Company completed a refinancing of substantially all of the Company's debt through the issuance of the Notes. The Notes bear interest at 9.625%, with interest payable semi-annually and mature in June 2008. The Notes are redeemable at the option of the Company, in whole or in part, on or after June 15, 2003. The Notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness, as defined in the indenture, of the Company, including borrowings under the Bank Financing.

Concurrently with the issuance of the Notes, the Company entered into an amendment to, and restatement of the Bank Financing, pursuant to which, among other things, the Company refinanced and consolidated its prior $20 million tranche term loan and $40 million tranche term loan into a $50 million term loan, with a six-year amortization. Borrowings under the $50 million term loan bear interest at LIBOR plus 1.75%. The Company utilized a portion of the net proceeds from the Notes, together with the net proceeds of the borrowing under the term loan portion of the Bank Financing to repay outstanding indebtedness under the Bank Financing. The remaining net proceeds of approximately $28.8 million were added to working capital and are being used for general corporate purposes.

As part of the amendment to the Bank Financing, the Company has available a $25 million working capital facility with a five-year maturity and a $75 million acquisition facility with a six-year maturity. Borrowings under both credit facilities bear interest at LIBOR plus 1.75%. The Company is required to pay an unused facility fee of between 0.375% and 0.5% on unborrowed amounts under both facilities. There were no borrowings under either facility at September 30, 1998.

Net cash provided by operating activities was approximately $0.8 million for the three months ended September 30, 1998. Cash provided by operating activities resulted primarily from net income before depreciation and amortization (approximately $7.6 million), offset by an increase in accounts receivable (approximately $1.8 million) and a decrease in accounts payable and other accrued expenses (approximately $4.7 million).

Net cash used in investing activities was approximately $15.8 million for the three months ended September 30, 1998. Cash used in investing activities resulted primarily from the Company purchasing new diagnostic imaging equipment or upgrading its existing diagnostic imaging equipment
(approximately $14.9 million).

The Company generated approximately $0.1 million from financing activities, primarily from additional long-term debt incurred in purchasing new diagnostic imaging equipment, offset by amortization of long-term debt.

The Company has committed to purchase or lease, at an aggregate cost of approximately $10 million, five MRI systems for delivery during the year ending June 30, 1999. The Company expects to use internal funds to finance the purchase of such equipment. In addition, the Company has committed to purchase or lease from GE, at an aggregate cost of approximately $24 million, including siting costs, 20 Open MRI systems for delivery and installation. As of September 30, 1998, the Company had installed nine of such Open MRI systems: two at existing Centers, three in newly opened Fixed Facilities, and four in Mobile Facilities which operate in existing networks serviced by conventional Mobile Facilities. The Company may purchase, lease or upgrade other MRI systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new imaging centers are developed in accordance with the Company's business strategy.

The Company believes that, based on proceeds from the issuance of the Notes, current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity, including borrowings available under the Bank Financing, will be sufficient through the fiscal year ending June 30, 2001 to fund anticipated capital expenditures and make required payments of principal and interest on its debt, including payments due on the Notes and obligations under the Bank Financing. In addition, the Company continually evaluates potential acquisitions and expects to fund such acquisitions from its available sources of liquidity, including borrowings under the Bank Financing. The Company's acquisition strategy, however, may require sources of capital in addition to that currently available to the Company, and no assurance can be given that the Company will be able to raise any such necessary additional funds on terms acceptable to the Company or at all.

YEAR 2000 ISSUE

IMPACT OF YEAR 2000: The Year 2000 Issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, computer programs, computers and embedded microprocessors controlling equipment with date-sensitive systems may recognize Year 2000 as 1900 or not at all. This inability to recognize or properly treat Year 2000 may result in computer system failures or miscalculations of critical financial and operational information as well as failures of equipment controlling date-sensitive microprocessors. In addition, there are two other related issues which could also lead to miscalculations or failures: (i) some older systems' programming assigns special meaning to certain dates, such as 9/9/99 and (ii) the Year 2000 is a leap year.

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

Although the Company's assessment of the Year 2000 Issue is incomplete, the Company has completed an assessment of approximately 75% of its internal information technology systems. The Company estimates that it will complete the assessment of its remaining internal information technology systems by December 31, 1998 and will establish a timetable for the renovation phase of
the remaining technology systems.   The Company has already completed the
renovation of approximately 50% of its information technology systems, including modifying and upgrading software and developing and purchasing new software, and continues to renovate the portions of such systems for which assessment is complete. The Company has not begun or established a timetable for the testing and implementation phases. The Company's goal is to complete such phases by June 30, 1999, although complications arising from unanticipated acquisitions might cause some delay.

The Company has recently begun to assess the potential for Year 2000 problems with the information systems of its customers and vendors. The Company is preparing questionnaires that it expects to send to its customers, vendors and other third parties with which the Company has a material relationship by December 31, 1998. The Company expects to complete the assessment with respect to such parties by March 31, 1999 subject to their ability to provide requested information by February 28, 1999. The Company does not have sufficient information to provide an estimated timetable for completion of renovation and testing that such parties with which the Company has a material relationship may undertake. The Company is unable to estimate the costs that it may incur to remedy the Year 2000 Issues relating to such parties.

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

All of the Company's diagnostic imaging equipment used to provide imaging services have computer systems and applications, and in some cases embedded microprocessors, that could be affected by Year 2000 Issues. The Company has begun to assess the impact on its diagnostic imaging equipment by contacting the vendors of such equipment. The vendor with respect to the majority of the MRI and CT equipment used by the Company has informed the Company (i) that certain identified MRI and CT equipment is Year 2000 compliant, (ii) it has developed software for functional workarounds to ensure Year 2000 compliance with respect to the balance of its noncompliant MRI and CT equipment and (iii) remediation will be made during future regular maintenance visits. The Company is in the process of contacting the other vendors of its diagnostic imaging equipment. The Company expects to receive information from such other vendors by December 31, 1998 with respect to their assessment of the impact on the equipment that they provided to the Company and the nature and timetable of the remediation that such vendors may propose. The Company expects to complete its assessment by March 31, 1999 and that renovation will be completed by June 30, 1999. The Company expects that its equipment vendors will propose timely remediation and will bear the cost of modifying or otherwise renovating the Company's diagnostic imaging equipment.

In September 1998, the Company began an assessment of the potential for Year 2000 problems with the embedded microprocessors in its other equipment, facilities and corporate and regional offices, including telecommunications systems, utilities, dictation systems, security systems and HVACS and expects to complete the assessment by December 31, 1998.

COSTS TO ADDRESS YEAR 2000 ISSUE: The Company estimates on a preliminary basis that the cost of assessment, renovation, testing and implementation of its internal information technology systems will range from approximately $500,000 to $1,500,000, of which $30,000 has been incurred. The major components of these costs are: consultants, additional personnel costs, programming, new software and hardware, software upgrades and travel
expenses.   The Company expects that such costs will be funded through operating cash flows. This estimate, based on currently available information, will be updated as the Company continues its assessment and proceeds with renovation, testing and implementation and may be adjusted upon receipt of more information from the Company's vendors, customers and other third parties and upon the design and implementation of the Company's contingency plan. In addition, the availability and cost of consultants and other personnel trained in this area and unanticipated acquisitions might materially affect the estimated costs.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO SEPTEMBER 30, 1997

REVENUES: Revenues increased approximately 36.8% from approximately $27.7 million for the three months ended September 30, 1997, to approximately $37.9 million for the three months ended September 30, 1998. This increase was due primarily to the acquisitions discussed above (approximately $8.5 million) and an increase in contract services and patient services (approximately $2.8 million) at existing facilities, partially offset by the termination of a Fixed Facility and a Gamma Knife Center in 1997 (approximately $1.1 million).

Contract services revenues increased approximately 50.7% from approximately $13.4 million for the three months ended September 30, 1997, to approximately $20.2 million for the three months ended September 30, 1998. This increase was due primarily to the acquisitions discussed above (approximately $5.2 million) and an increase at existing facilities (approximately $1.6 million). The increase at existing facilities was due to higher utilization (approximately 17%) offset by a decline in reimbursement from customers, primarily hospitals (approximately 4%), as a result of increased price competition.

Contract services revenues, primarily earned by the Company's Mobile Facilities, represented approximately 53% of total revenues for the three months ended September 30, 1998. Each year approximately one-quarter to one-third of the contract services agreements are subject to renewal. It is expected that some high volume customer accounts will elect not to renew their agreements and instead will purchase or lease their own diagnostic imaging equipment and some customers may choose an alternative services provider. In the past where agreements have not been renewed, the Company has been able to obtain replacement customer accounts. While some replacement accounts have initially been smaller than the lost accounts such replacement accounts revenues have generally increased over the term of the agreement. The non-renewal of a single customer agreement would not have a material impact on InSight's contract services revenues; however, non-renewal of several agreements could have a material impact on contract services revenues.

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

Patient services revenues increased approximately 26.5% from approximately $13.6 million for the three months ended September 30, 1997, to approximately $17.2 million for the three months ended September 30, 1998. This increase was due primarily to the acquisitions discussed above (approximately $3.2 million) and an increase in revenues at existing facilities (approximately $1.5 million). The increase at existing facilities was due to higher utilization (approximately 11%), partially offset by declines in reimbursement from third party payors (approximately 4%) and reduced revenues from the termination of a Fixed Facility and a Gamma Knife Center in 1997 (approximately $1.1 million).

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

COSTS OF OPERATIONS: Costs of operations increased approximately 38.7% from approximately $22.2 million for the three months ended September 30, 1997, to approximately $30.8 million for the three months ended September 30, 1998. This increase was due primarily to an increase in costs due to the acquisitions discussed above (approximately $6.9 million) and an increase in costs at existing facilities (approximately $2.5 million), offset by the elimination of costs at the two terminated facilities discussed above (approximately $0.8 million).

Costs of operations, as a percent of total revenues, increased from approximately 80.4% for the three months ended September 30, 1997, to approximately 81.2% for the three months ended September 30, 1998. The increase in percent is due primarily to higher salaries and benefits, occupancy and higher amortization costs associated with the Company's acquisition activities, offset by reduced costs in equipment maintenance, equipment lease and depreciation costs.

CORPORATE OPERATING EXPENSES: Corporate operating expenses decreased approximately 12.5%, from approximately $2.4 million for the three months ended September 30, 1997, to approximately $2.1 million for the three months ended September 30, 1998. This decrease was due primarily to reduced consulting, legal and travel costs associated with the Company's acquisition activities. As noted above, the Company anticipates incurring approximately $500,000 to $1,500,000 in connection with its Year 2000 Issue, approximately $30,000 of which was incurred through September 30, 1998.

INTEREST EXPENSE, NET: Interest expense, net increased approximately 105.9% from approximately $1.7 million for the three months ended September 30, 1997, to approximately $3.5 million for the three months ended September 30, 1998. This increase was due primarily to additional debt related to (i) the acquisitions discussed above, (ii) additional debt related to the issuance of Notes discussed above, and (iii) additional debt related to the Company upgrading its existing diagnostic imaging equipment, offset by reduced interest as a result of amortization of long-term debt.

PROVISION FOR INCOME TAXES: Provision for income taxes decreased from approximately $0.4 million for the three months ended September 30, 1997, to approximately $0.06 million for the three months ended September 30, 1998. The decrease in provision is due to anticipated benefits from the utilization of certain operating loss carryforwards in 1998.

INCOME PER COMMON SHARE: On a diluted basis, net income per common share was $0.18 for the three months ended September 30, 1998, compared to net income per common share of $0.20 for the same period in 1997. The decrease in net income per common share is the result of (i) increased interest expense, and
(ii) the additional shares outstanding as a result of the Recapitalization discussed above, offset by (i) increased gross profit, (ii) an increase in earnings from unconsolidated partnerships, and (iii) decreased corporate operating expenses.

NEW PRONOUNCEMENTS

In fiscal 1999, the Company will be required to adopt Statement of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information." The Company believes that adoption of these standards will not have a material impact on the Company.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

InSight's market risk exposure relates primarily to interest rates, where InSight will periodically use interest rate swaps to hedge interest rates on long-term debt under its Bank Financing. InSight does not engage in activities using complex or highly leveraged instruments.

At September 30, 1998, InSight had outstanding an interest rate swap, converting the majority of its $50 million term loan floating rate debt to fixed rate debt. Since the majority of the Company's debt has historically been fixed-rate debt, the impact of the interest rate swap has not been material on the Company's weighted average interest rate.

                           PART II  -  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          (c) The following is a list of securities sold by the Company during the period covered by this report on Form 10-Q which, pursuant to the exemption provided under Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"), were not registered under the Securities Act:

               1. On September 8, 1998, the Company issued to Joseph Bean Associates, ("Purchaser") pursuant to a Restricted Stock Purchase Agreement dated September 8, 1998 and in consideration of the termination of a Sublease Agreement between the Company and Purchaser, 2,385 shares of the Company's common stock.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS.

               There are none.

          (b)  REPORTS ON FORM 8-K.

               The Company filed a Current Report on Form 8-K with the SEC on July 2, 1998, under Item 5 thereof, reporting the completion of the issuance of the Notes; an Amendment No. 1 to Current Report on Form 8-K with the SEC on July 21, 1998, under Item 7 thereof, filing the financial statements for Signal Medical Services, Inc. for the years ended December 31, 1997 and 1996, and the three months ended March 31, 1998 and 1997; and an Amendment No. 2 to Current Report on Form 8-K with the SEC on August 12, 1998, under Item 7 thereof, filing the financial statements for Mobile Imaging Consortium for the three months ended March 31, 1997 and 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INSIGHT HEALTH SERVICES CORP.



                                       /s/ E. Larry Atkins
                                       --------------------------------------
                                       E. Larry Atkins
                                       President and Chief Executive Officer



                                       /s/ Thomas V. Croal
                                       --------------------------------------
                                       Thomas V. Croal
                                       Senior Executive Vice President,
                                       Chief Operating Officer and
                                       Chief Financial Officer


                                       November 13, 1998