Form 10-Q
period 1998-12-31
INSIGHT HEALTH SERVICES CORP
filed 1999-02-16
CIK 1012697

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                -------------------

                                   FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1998

                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from               to              .
                                     -------------    -------------

                      Commission file number 0-28622

                           INSIGHT HEALTH SERVICES CORP.
             --------------------------------------------------------
              (Exact name of registrant as specified in its charter)

           Delaware                                           33-0702770
  -------------------------------                     ------------------------
   (State or other jurisdiction                            (I.R.S. Employer
  of incorporation or organization)                        Identification No.)

             4400 MacArthur Blvd., Suite 800, Newport Beach, CA 92660
         ------------------------------------------------------------------
               (Address of principal executive offices)   (Zip Code)

                                  (949) 476-0733
               ---------------------------------------------------
               (Registrant's telephone number including area code)

                                        N/A
         ------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes     X        No
                                     --------        -------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
2,828,241  shares of Common Stock as of February 12, 1999.

                  The number of pages in this Form 10-Q is 29.

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES

                                        INDEX

                                                                                  PAGE NUMBER
                                                                                  -----------
PART I. FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

             Condensed Consolidated Balance Sheets as of December 31, 1998
                (unaudited) and June 30, 1998                                           3

             Condensed Consolidated Statements of Operations (unaudited)
                for the six months ended December 31, 1998 and 1997                     4

             Condensed Consolidated Statements of Operations (unaudited)
                for the three months ended December 31, 1998 and 1997                   5

             Condensed Consolidated Statements of Cash Flows (unaudited)
                 for the six months ended December 31, 1998 and 1997                    6

             Notes to Condensed Consolidated Financial Statements                       7-18

    ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                                        19-27

    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                 27

PART II. OTHER INFORMATION

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                        28

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                           28

SIGNATURES                                                                              29

ITEM 1. FINANCIAL STATEMENT

                INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                                 December 31,         June 30,
                                                                                    1998               1998
                                                                               ---------------      ----------
                                    ASSETS                                       (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                                                    $     14,000         $   44,740
   Trade accounts receivable, net                                                     30,140             25,663
   Other current assets                                                                4,182              3,050
                                                                                ------------         ----------
         Total current assets                                                         48,322             73,453

PROPERTY AND EQUIPMENT, net of accumulated depreciation
   and amortization of $34,754 and $26,116, respectively                              88,860             71,814

INVESTMENT IN PARTNERSHIPS                                                             1,627              1,523
OTHER ASSETS                                                                           6,864              6,639
INTANGIBLE ASSETS, net                                                                73,511             74,831
                                                                                ------------         ----------
                                                                                $    219,184         $  228,260
                                                                                ------------         ----------
                                                                                ------------         ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of equipment, capital leases and other notes                 $     10,344         $   10,140
   Accounts payable and other accrued expenses                                        18,037             26,410
                                                                                ------------         ----------
      Total current liabilities                                                       28,381             36,550
                                                                                ------------         ----------

LONG-TERM LIABILITIES:
   Equipment, capital leases and other notes, less current portion                   147,828            152,120
   Other long-term liabilities                                                           941                984
                                                                                ------------         ----------
      Total long-term liabilities                                                    148,769            153,104
                                                                                ------------         ----------
MINORITY INTEREST                                                                        482                748
                                                                                ------------         ----------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value, 3,500,000 shares authorized:
      Convertible Series B preferred stock, 25,000 shares outstanding at
         December 31, 1998 and June 30, 1998, respectively, with a
         liquidation preference of $25,000                                            23,923             23,923
      Convertible Series C preferred stock, 27,953 shares outstanding at
         December 31, 1998 and June 30, 1998, respectively, with a
         liquidation preference of $27,953                                            13,173             13,173
   Common stock, $.001 par value, 25,000,000 shares authorized, 2,828,241 and
      2,824,090 shares outstanding at December 31, 1998
      and June 30, 1998, respectively                                                      3                  3
   Additional paid-in capital                                                         23,447             23,415
   Accumulated deficit                                                               (18,994)           (22,656)
                                                                                ------------         ----------
      Total stockholders' equity                                                      41,552             37,858
                                                                                ------------         ----------
                                                                                $    219,184       $    228,260
                                                                                ------------         ----------
                                                                                ------------         ----------

 The accompanying notes are an integral part of these condensed consolidated balance sheets.

                INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                         Six Months Ended
                                                                                           December 31,
                                                                                  -------------------------------
                                                                                      1998                1997
                                                                                  ------------       ------------
REVENUES:
   Contract services                                                              $     40,085       $     27,133
   Patient services                                                                     35,144             28,488
   Other                                                                                 1,577              1,182
                                                                                  ------------       ------------
     Total revenues                                                                     76,806             56,803
                                                                                  ------------       ------------

COSTS OF OPERATIONS:
   Costs of services                                                                    39,463             29,537
   Provision for doubtful accounts                                                       1,255              1,038
   Equipment leases                                                                      8,687              9,002
   Depreciation and amortization                                                        11,937              6,699
                                                                                  ------------       ------------
     Total costs of operations                                                          61,342             46,276
                                                                                  ------------       ------------
     Gross profit                                                                       15,464             10,527

CORPORATE OPERATING EXPENSES                                                             4,755              4,256

PROVISION FOR SUPPLEMENTAL SERVICE FEE TERMINATION                                           -              6,309
                                                                                  ------------       ------------
     Income (loss) from company operations                                              10,709                (38)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS                                          258                336
                                                                                  ------------       ------------
     Operating income                                                                   10,967                298

INTEREST EXPENSE, net                                                                    7,033              3,250
                                                                                  ------------       ------------
     Income (loss) before income taxes                                                   3,934             (2,952)

PROVISION FOR INCOME TAXES                                                                 272                431
                                                                                  ------------       ------------
     Net income (loss)                                                            $      3,662       $     (3,383)
                                                                                  ------------       ------------
                                                                                  ------------       ------------

INCOME (LOSS) PER COMMON AND CONVERTED PREFERRED SHARE:
     Basic                                                                        $       0.40       $      (0.49)
                                                                                  ------------       ------------
                                                                                  ------------       ------------
     Diluted                                                                      $       0.39       $      (0.49)
                                                                                  ------------       ------------
                                                                                  ------------       ------------

WEIGHTED AVERAGE NUMBER OF COMMON AND
   CONVERTED PREFERRED SHARES OUTSTANDING:
     Basic                                                                           9,146,773          6,862,631
                                                                                  ------------       ------------
                                                                                  ------------       ------------
     Diluted                                                                         9,405,288          6,862,631
                                                                                  ------------       ------------
                                                                                  ------------       ------------

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                         Three Months Ended
                                                                                            December 31,
                                                                                  -------------------------------
                                                                                      1998               1997
                                                                                  ------------       ------------
REVENUES:
   Contract services                                                              $     19,865       $     13,489
   Patient services                                                                     17,945             14,857
   Other                                                                                 1,063                803
                                                                                  ------------       ------------
     Total revenues                                                                     38,873             29,149
                                                                                  ------------       ------------

COSTS OF OPERATIONS:
   Costs of services                                                                    19,515             15,477
   Provision for doubtful accounts                                                         632                540
   Equipment leases                                                                      4,350              4,490
   Depreciation and amortization                                                         6,043              3,526
                                                                                  ------------       ------------
     Total costs of operations                                                          30,540             24,033
                                                                                  ------------       ------------
     Gross profit                                                                        8,333              5,116

CORPORATE OPERATING EXPENSES                                                             2,631              1,898

PROVISION FOR SUPPLEMENTAL SERVICE FEE TERMINATION                                           -              6,309
                                                                                  ------------       ------------
     Income (loss) from company operations                                               5,702             (3,091)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS                                           84                166
                                                                                  ------------       ------------
     Operating income (loss)                                                             5,786             (2,925)

INTEREST EXPENSE, net                                                                    3,574              1,562
                                                                                  ------------       ------------
     Income (loss) before income taxes                                                   2,212             (4,487)

PROVISION FOR INCOME TAXES                                                                 212                  -
                                                                                  ------------       ------------
     Net income (loss)                                                            $      2,000       $     (4,487)
                                                                                  ------------       ------------
                                                                                  ------------       ------------
INCOME (LOSS) PER COMMON AND CONVERTED PREFERRED SHARE:
     Basic                                                                        $       0.22       $      (0.53)
                                                                                  ------------       ------------
                                                                                  ------------       ------------
     Diluted                                                                      $       0.21       $      (0.53)
                                                                                  ------------       ------------
                                                                                  ------------       ------------

WEIGHTED AVERAGE NUMBER OF COMMON AND
   CONVERTED PREFERRED SHARES OUTSTANDING:
     Basic                                                                           9,150,897          8,508,776
                                                                                  ------------       ------------
                                                                                  ------------       ------------
     Diluted                                                                         9,378,578          8,508,776
                                                                                  ------------       ------------
                                                                                  ------------       ------------

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                INSIGHT HEALTH SERVICES CORP AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)

                                                                                          Six Months Ended
                                                                                            December 31,
                                                                                   ------------------------------
                                                                                       1998              1997
                                                                                   -------------     ------------
OPERATING ACTIVITIES:
  Net income (loss)                                                                $       3,662     $     (3,383)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
  Total depreciation and amortization                                                     12,093            6,773
  Amortization of deferred gain on debt restructure                                          (45)          (1,319)
  Provision for supplemental service fee termination                                           -            6,309
Cash provided by (used in) changes in operating assets and liabilities:
  Trade accounts receivable, net                                                          (4,477)          (3,907)
  Other current assets                                                                    (1,132)          (1,181)
  Accounts payable and other accrued expenses                                             (8,371)           2,559
                                                                                   -------------     ------------
       Net cash provided by operating activities                                           1,730            5,851
                                                                                   -------------     ------------
INVESTING ACTIVITIES:
  Additions to property and equipment                                                    (26,865)         (13,448)
  Acquisitions of imaging centers                                                                         (12,890)
  Other                                                                                   (1,283)            (951)
                                                                                   -------------     ------------
      Net cash used in investing activities                                              (28,148)         (27,289)
                                                                                   -------------     ------------
FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock                                                    -           23,346
  Issuance of common stock                                                                    21                -
  Stock options and warrants exercised                                                        11               50
  Payment of loan financing costs                                                              -           (2,210)
  Principal payments of debt and capital lease obligations                                (8,594)         (78,455)
  Proceeds from issuance of debt and capital lease obligations                             4,506           83,159
  Other                                                                                     (266)              (7)
                                                                                   -------------     ------------
       Net cash provided by (used in) financing activities                                (4,322)          25,883
                                                                                   -------------     ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (30,740)           4,445

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                     44,740            6,884
                                                                                   -------------     ------------
  End of period                                                                    $      14,000     $     11,329
                                                                                   -------------     ------------
                                                                                   -------------     ------------

SUPPLEMENTAL INFORMATION:
  Interest paid                                                                    $       6,979     $      3,300
                                                                                   -------------     ------------
                                                                                   -------------     ------------

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. NATURE OF BUSINESS

InSight Health Services Corp. (the Company) provides diagnostic imaging, treatment and related management services in 29 states throughout the United States. The Company's services are provided through a network of 66 mobile magnetic resonance imaging (MRI) facilities (Mobile Facilities), 34 fixed-site MRI facilities (Fixed Facilities), 16 multi-modality imaging centers (Centers), 5 mobile lithotripsy facilities, one Leksell Stereotactic Gamma Knife treatment center, and one radiation oncology center. An additional radiation oncology center is operated by the Company as part of one of its Centers. The Company's operations are located throughout the United States, with a substantial presence in California, Texas, New England, the Carolinas and the Midwest (Illinois, Indiana and Ohio).

At its Centers, the Company offers other services in addition to MRI, including Open MRI, computed tomography (CT), diagnostic and fluoroscopic x-ray, mammography, diagnostic ultrasound, nuclear medicine, nuclear cardiology, and cardiovascular services. The Company offers additional services through a variety of arrangements including equipment rental, technologist services and training/applications, marketing, radiology management services, patient scheduling, utilization review and billing and collection services.

2. INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of the Company's Annual Report on Form 10-K for the period ended June 30, 1998 filed with the Securities and Exchange Commission on September 28, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for fair presentation of results for the period have been included. The results of operations for the six months ended December 31, 1998, are not necessarily indicative of the results to be achieved for the full fiscal year.

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

For so long as Carlyle and its affiliates own at least 33% of the Series B Preferred Stock or GE and its affiliates own at least 33% of the Series C Preferred Stock, respectively, the approval of at least 67% of the holders of such series of Preferred Stock is required before the Company may take certain actions including, but not limited to, amending its certificate of incorporation or bylaws, changing the number of directors or the manner in which directors are selected, incurring indebtedness in excess of $15 million in any fiscal year, issuing certain equity securities below the then current market price or the then applicable conversion price, acquiring equity interests or assets of entities for consideration equal to or greater than $15 million, and engaging in mergers for consideration equal to or greater than $15 million. The Preferred Stock vote with the common stock on an as-if-converted basis on all matters except the election of directors, subject to an aggregate maximum Preferred Stock percentage of 37% of all votes entitled to be cast on such matters. Assuming the conversion of all of the Series B Preferred Stock into common stock and the exercise of all of the Carlyle Warrants, Carlyle would own approximately 32% of the common stock of the Company, on a fully diluted basis. Assuming the conversion of all of the Series C Preferred Stock and the exercise of the GE Warrants, GE would own approximately 35% of the common stock of the Company, on a fully diluted basis.

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

Set forth below is the condensed combined financial data of the Company's two 50% owned and controlled entities which are consolidated (amounts in thousands):

                                            December 31,        June 30,
                                                1998              1998
                                            ------------       -----------
                                            (unaudited)
Condensed Combined
 Balance Sheet Data:
   Current assets                            $    2,172        $     1,825
   Total assets                                   2,258              1,896
   Current liabilities                            1,010                644
   Minority interest equity                         641                642

                                                          Six Months Ended                Three Months Ended
                                                             December 31,                      December 31,
                                                     ----------------------------     -----------------------------
                                                         1998             1997             1998             1997
                                                     -----------      -----------     ------------      -----------
                                                              (unaudited)                       (unaudited)
Condensed Combined Statement
   of Operations Data:
     Net revenues                                    $     2,875      $     3,336      $     1,436      $     1,690
     Expenses                                              1,991            2,296              998            1,196
     Provision for center profit distribution                442              520              219              247
                                                     -----------      -----------      -----------      -----------
     Net income                                      $       442      $       520      $       219      $       247
                                                     -----------      -----------      -----------      -----------
                                                     -----------      -----------      -----------      -----------

The provision for center profit distribution shown above represents the minority interest in the income of these combined entities.

5. INCOME PER COMMON SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128, which replaces primary EPS and fully diluted EPS with basic EPS and diluted EPS. The number of shares used in computing EPS is equal to the weighted average number of common and converted preferred shares outstanding during the respective period. Since the Preferred Stock has no stated dividend rate and participates in any dividends paid with respect to the common stock, the as-if-converted amounts are included in the computation of basic EPS. Common stock equivalents relating to options, warrants and convertible Preferred Stock are not included for the periods ended December 31, 1997 due to their antidilutive effect. There were no adjustments to net income (the numerator) for purposes of computing EPS.

A reconciliation of basic and diluted share computations is as follows:

                                                        Six Months Ended                  Three Months Ended
                                                          December 31,                        December 31,
                                                    -------------------------         -------------------------
                                                       1998           1997               1998            1997
                                                    ---------       ---------         ---------       ---------
Average common stock outstanding                    2,824,117       2,720,377         2,828,241       2,726,029
Effect of preferred stock                           6,322,656       4,142,254         6,322,656       5,782,747
                                                    ---------       ---------         ---------       ---------
Denominator for basic EPS                           9,146,773       6,862,631         9,150,897       8,508,776
Dilutive effect of stock options and warrants         258,515               -           227,681               -
                                                    ---------       ---------         ---------       ---------
                                                    9,405,288       6,862,631         9,378,578       8,508,776
                                                    ---------       ---------         ---------       ---------
                                                    ---------       ---------         ---------       ---------

6. SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The Company's payment obligations under the Notes are guaranteed by certain of the Company's wholly owned subsidiaries (Guarantor Subsidiaries). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of operations and statements of cash flows information for the Company (Parent Company Only), for the Guarantor Subsidiaries and for the Company's other subsidiaries (Non-Guarantor Subsidiaries). The supplemental financial information reflects the investments of the Company and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                  DECEMBER 31, 1998
                                     (UNAUDITED)

                                                  PARENT
                                                  COMPANY     GUARANTOR    NON-GUARANTOR
                                                   ONLY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                 ----------  ------------  --------------  ------------  ------------
(Amounts in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                      $       -      $  11,237       $  2,763     $       -    $   14,000
  Trade accounts receivable, net                         -         26,594          3,546             -        30,140
  Other current assets                                   -          3,992            190             -         4,182
  Intercompany accounts receivable                 208,966         11,683             -       (220,649)            -
                                                 ---------      ---------       --------     ---------     ---------
    Total current assets                           208,966         53,506          6,499      (220,649)       48,322
Property and equipment, net                              -         80,431          8,429             -        88,860
Investments in partnerships                              -          1,627              -             -         1,627
Investments in consolidated subsidiaries           (21,164)         2,170              -        18,994             -
Other assets                                             -          6,864              -             -         6,864
Intangible assets, net                                   -         73,371            140             -        73,511
                                                 ---------      ---------       --------     ---------     ---------
                                                 $ 187,802      $ 217,969       $ 15,068     $(201,655)    $ 219,184
                                                 ---------      ---------       --------     ---------     ---------
                                                 ---------      ---------       --------     ---------     ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of equipment, capital leases
    and other notes                              $   7,500      $   2,719       $    125     $       -     $  10,344
  Accounts payable and other accrued expenses            -         17,473            564             -        18,037
  Intercompany accounts payable                          -        208,966         11,683      (220,649)            -
                                                 ---------      ---------       --------     ---------     ---------
    Total current liabilities                        7,500        229,158         12,372      (220,649)       28,381

Equipment capital leases and other notes,
  less current portion                             138,750          9,034             44             -       147,828
Other long-term liabilities                              -            941              -             -           941
Minority interest                                        -              -            482             -           482
Stockholders' equity (deficit)                      41,552        (21,164)         2,170        18,994        41,552
                                                 ---------      ---------       --------     ---------     ---------
                                                 $ 187,802      $ 217,969       $ 15,068     $(201,655)    $ 219,184
                                                 ---------      ---------       --------     ---------     ---------
                                                 ---------      ---------       --------     ---------     ---------

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 JUNE 30, 1998

                                                  PARENT
                                                  COMPANY     GUARANTOR    NON-GUARANTOR
                                                   ONLY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                 ----------  ------------  --------------  ------------  ------------
(Amounts in thousands)
ASSETS
Current assets:

  Cash and cash equivalents                      $       -      $  43,250       $  1,490     $       -     $  44,740
  Trade accounts receivable, net                         -         22,909          2,754             -        25,663
  Other current assets                                   -          2,751            299             -         3,050
  Intercompany accounts receivable                 211,995          4,903              -      (216,898)            -
                                                 ---------      ---------       --------     ---------     ---------
    Total current assets                           211,995         73,813          4,543      (216,898)       73,453
Property and equipment, net                              -         68,363          3,451             -        71,814
Investments in partnerships                              -          1,523              -             -         1,523
Investments in consolidated subsidiaries           (24,137)         1,482              -        22,655             -
Other assets                                             -          6,639              -             -         6,639
Intangible assets, net                                   -         74,711            120             -        74,831
                                                 ---------      ---------       --------     ---------     ---------
                                                 $ 187,858      $ 226,531       $  8,114     $(194,243)    $ 228,260
                                                 ---------      ---------       --------     ---------     ---------
                                                 ---------      ---------       --------     ---------     ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of equipment, capital leases
   and other notes                               $   7,500      $   2,497       $    143     $       -     $  10,140
  Accounts payable and other accrued expenses            -         25,741            669             -        26,410
  Intercompany accounts payable                          -        211,995          4,903      (216,898)            -
                                                 ---------      ---------       --------     ---------     ---------
    Total current liabilities                        7,500        240,233          5,715      (216,898)       36,550
Equipment, capital leases and other notes,
  less current portion                             142,500          9,451            169             -       152,120
Other long-term liabilities                              -            984              -             -           984
Minority interest                                        -              -            748             -           748
Stockholders' equity (deficit)                      37,858        (24,137)         1,482        22,655        37,858
                                                 ---------      ---------       --------     ---------     ---------
                                                 $ 187,858      $ 226,531       $  8,114     $(194,243)    $ 228,260
                                                 ---------      ---------       --------     ---------     ---------
                                                 ---------      ---------       --------     ---------     ---------

                    INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        FOR THE SIX MONTHS ENDED DECEMBER 31, 1998
                                      (UNAUDITED)

                                                  PARENT
                                                  COMPANY     GUARANTOR    NON-GUARANTOR
                                                   ONLY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                 ----------  ------------  --------------  ------------  ------------
(Amounts in thousands)
Revenues                                         $       -      $  67,495       $  9,311     $       -     $  76,806
Costs of operations                                      -         53,489          7,853             -        61,342
                                                 ---------      ---------       --------     ---------     ---------
  Gross profit                                           -         14,006          1,458             -        15,464

Corporate operating expenses                             -          4,755              -             -         4,755
                                                 ---------      ---------       --------     ---------     ---------
  Income from company operations                         -          9,251          1,458             -        10,709

Equity in earnings of unconsolidated
  partnerships                                           -            258              -             -           258
                                                 ---------      ---------       --------     ---------     ---------
  Operating income                                       -          9,509          1,458             -        10,967

Interest expense, net                                    -          6,499            534             -         7,033
                                                 ---------      ---------       --------     ---------     ---------
  Income before income taxes                             -          3,010            924             -         3,934

Provision for income taxes                               -            272              -             -           272
                                                 ---------      ---------       --------     ---------     ---------
  Income before equity in income of
    consolidated subsidiaries                            -          2,738            924             -         3,662

Equity in income of consolidated subsidiaries        3,662            924              -        (4,586)            -
                                                 ---------      ---------       --------     ---------     ---------
  Net income                                     $   3,662      $   3,662       $    924     $  (4,586)    $   3,662
                                                 ---------      ---------       --------     ---------     ---------
                                                 ---------      ---------       --------     ---------     ---------

                     INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        FOR THE SIX MONTHS ENDED DECEMBER 31, 1997
                                    (UNAUDITED)

                                                  PARENT
                                                  COMPANY     GUARANTOR    NON-GUARANTOR
                                                   ONLY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                 ----------  ------------  --------------  ------------  ------------
(Amounts in thousands)
Revenues                                         $        -  $     49,340  $        7,463  $          -  $     56,803
Costs of operations                                       -        39,970           6,306             -        46,276
                                                 ----------  ------------  --------------  ------------  ------------
  Gross profit                                            -         9,370           1,157             -        10,527

Corporate operating expenses                              -         4,256               -             -         4,256
Provision for supplemental service
  fee termination                                         -         6,309               -             -         6,309
                                                 ----------  ------------  --------------  ------------  ------------
  Income (loss) from company operations                   -        (1,195)          1,157             -           (38)

Equity in earnings of unconsolidated
  partnerships                                            -           336               -             -           336
                                                 ----------  ------------  --------------  ------------  ------------
  Operating income (loss)                                 -          (859)          1,157             -           298

Interest expense, net                                     -         3,075             175             -         3,250
                                                 ----------  ------------  --------------  ------------  ------------
  Income (loss) before income taxes                       -        (3,934)            982             -        (2,952)

Provision for income taxes                                -           431               -             -           431
                                                 ----------  ------------  --------------  ------------  ------------
  Income (loss) before equity in income of
    consolidated subsidiaries                             -        (4,365)            982             -        (3,383)
Equity in income (loss) of consolidated
   subsidiaries                                      (3,383)          982               -         2,401             -
                                                 ----------  ------------  --------------  ------------  ------------
  Net income (loss)                              $   (3,383) $     (3,383) $          982  $      2,401  $     (3,383)
                                                 ----------  ------------  --------------  ------------  ------------
                                                 ----------  ------------  --------------  ------------  ------------


                     INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE THREE MONTHS ENDED DECEMBER 31, 1998
                                        (UNAUDITED)

                                                  PARENT
                                                  COMPANY     GUARANTOR    NON-GUARANTOR
                                                   ONLY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                 ----------  ------------  --------------  ------------  ------------
(Amounts in thousands)
Revenues                                         $        -  $     34,122  $        4,751  $          -  $     38,873
Costs of operations                                       -        26,589           3,951             -        30,540
                                                 ----------  ------------  --------------  ------------  ------------
  Gross profit                                            -         7,533             800             -         8,333

Corporate operating expenses                              -         2,631               -             -         2,631
                                                 ----------  ------------  --------------  ------------  ------------
  Income from company operations                          -         4,902             800             -         5,702

Equity in earnings of unconsolidated
   partnerships                                           -            84               -             -            84
                                                 ----------  ------------  --------------  ------------  ------------
  Operating income                                        -         4,986             800             -         5,786

Interest expense, net                                     -         3,296             278             -         3,574
                                                 ----------  ------------  --------------  ------------  ------------
  Income before income taxes                              -         1,690             522             -         2,212

Provision for income taxes                                -           212               -             -           212
                                                 ----------  ------------  --------------  ------------  ------------
  Income before equity in income of
    consolidated subsidiaries                             -         1,478             522             -         2,000

Equity in income of consolidated
  subsidiaries                                        2,000           522               -        (2,522)            -
                                                 ----------  ------------  --------------  ------------  ------------

Net income                                       $    2,000  $      2,000   $         522   $    (2,522) $      2,000
                                                 ----------  ------------  --------------  ------------  ------------
                                                 ----------  ------------  --------------  ------------  ------------

                     INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE THREE MONTHS ENDED DECEMBER 31, 1997
                                       (UNAUDITED)

                                                  PARENT
                                                  COMPANY     GUARANTOR    NON-GUARANTOR
                                                   ONLY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                 ----------  ------------  --------------  ------------  ------------
(Amounts in thousands)
Revenues                                         $        -        25,458  $        3,691  $          -  $     29,149
Costs of operations                                       -        20,752           3,281             -        24,033
                                                 ----------  ------------  --------------  ------------  ------------
  Gross profit                                            -         4,706             410             -         5,116

Corporate operating expenses                              -         1,898               -             -         1,898
Provision for supplemental service
  fee termination                                         -         6,309               -             -         6,309
                                                 ----------  ------------  --------------  ------------  ------------
  Income (loss) from company operations                   -        (3,501)            410             -        (3,091)

Equity in earnings of unconsolidated
  partnerships                                            -           166               -             -           166
                                                 ----------  ------------  --------------  ------------  ------------
  Operating income (loss)                                 -        (3,335)            410             -        (2,925)

Interest expense, net                                     -         1,470              92             -         1,562
                                                 ----------  ------------  --------------  ------------  ------------
  Income (loss) before income taxes                       -        (4,805)            318             -        (4,487)

Provision for income taxes                                -             -               -             -             -
                                                 ----------  ------------  --------------  ------------  ------------
  Income (loss) before equity in income of
    consolidated subsidiaries                             -        (4,805)            318             -        (4,487)

Equity in income (loss) of consolidated
  subsidiaries                                       (4,487)          318               -         4,169             -
                                                 ----------  ------------  --------------  ------------  ------------
  Net income (loss)                              $   (4,487) $     (4,487) $          318  $      4,169  $     (4,487)
                                                 ----------  ------------  --------------  ------------  ------------
                                                 ----------  ------------  --------------  ------------  ------------

                INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED DECEMBER 31, 1998
                               (UNAUDITED)

                                                         PARENT
                                                         COMPANY     GUARANTOR    NON-GUARANTOR
                                                           ONLY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                         ----------  ------------  --------------  ------------  ------------
(Amounts in thousands)
OPERATING ACTIVITIES:
  Net income                                             $    3,662  $      3,662  $          924  $     (4,586) $      3,662
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Total depreciation and amortization                            -        10,621           1,472             -        12,093
   Amortization of deferred gain on debt restructure              -           (45)              -             -           (45)
   Equity in income (loss) of consolidated subsidiaries      (3,662)         (924)              -         4,586             -
  Cash provided by (used in) changes in operating
   assets and liabilities:
  Trade accounts receivable, net                                  -        (3,685)           (792)            -        (4,477)
  Intercompany receivables, net                               3,718       (10,262)          6,544             -             -
  Other current assets                                            -        (1,241)            109             -        (1,132)
  Accounts payable and other accrued expenses                     -        (8,266)           (105)            -        (8,371)
                                                         ----------  ------------  --------------  ------------  ------------
   Net cash provided by (used in) operating activities        3,718       (10,140)          8,152             -         1,730
                                                         ----------  ------------  --------------  ------------  ------------

INVESTING ACTIVITIES:
  Additions to property and equipment                             -       (20,543)         (6,322)            -       (26,865)
  Other                                                           -        (1,135)           (148)            -        (1,283)
                                                         ----------  ------------  --------------  ------------  ------------
   Net cash used in investing activities                          -       (21,678)         (6,470)            -       (28,148)
                                                         ----------  ------------  --------------  ------------  ------------

FINANCING ACTIVITIES:
  Stock options and warrants exercised                           11             -               -             -            11
  Issuance of common stock                                       21             -               -             -            21
  Principal payments of debt and capital lease
   obligations                                               (3,750)       (4,701)           (143)            -        (8,594)
  Proceeds from issuance of debt and capital
   lease obligations                                              -         4,506               -             -         4,506
  Other                                                           -             -            (266)            -          (266)
                                                         ----------  ------------  --------------  ------------  ------------
   Net cash used in financing activities                     (3,718)         (195)           (409)            -        (4,322)
                                                         ----------  ------------  --------------  ------------  ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  -       (32,013)          1,273             -       (30,740)

CASH AND CASH EQUIVALENTS:
  Cash, beginning of period                                       -        43,250           1,490             -        44,740
                                                         ----------  ------------  --------------  ------------  ------------
  Cash, end of period                                    $        -  $     11,237  $        2,763  $          -  $     14,000
                                                         ----------  ------------  --------------  ------------  ------------
                                                         ----------  ------------  --------------  ------------  ------------

                   INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED DECEMBER 31, 1997
                                     (UNAUDITED)

                                                         PARENT
                                                         COMPANY     GUARANTOR    NON-GUARANTOR
                                                           ONLY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                         ----------  ------------  --------------  ------------  ------------
(Amounts in thousands)
OPERATING ACTIVITIES:
  Net income (loss)                                      $   (3,383) $     (3,383) $          982  $      2,401  $     (3,383)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Total depreciation and amortization                            -         6,189             584             -         6,773
   Amortization of deferred gain on debt restructure              -        (1,319)              -             -        (1,319)
   Provision for supplemental service fee termination             -         6,309               -             -         6,309
   Equity in income (loss) of consolidated subsidiaries       3,383          (982)              -        (2,401)            -
  Cash provided by (used in) changes in operating
   assets and liabilities:
  Trade accounts receivable, net                                  -        (3,907)              -             -        (3,907)
  Intercompany receivables, net                             (97,296)       97,457            (161)                          -
  Other current assets                                            -        (1,232)             51             -        (1,181)
  Accounts payable and other accrued expenses                     -         2,740            (181)            -         2,559
                                                         ----------  ------------  --------------  ------------  ------------
   Net cash provided by (used in) operating activities      (97,296)      101,872           1,275             -         5,851
                                                         ----------  ------------  --------------  ------------  ------------
INVESTING ACTIVITIES:
  Additions to property and equipment                             -       (13,213)           (235)            -       (13,448)
  Acquisitions of imaging centers                                 -       (12,890)              -             -       (12,890)
  Other                                                           -          (951)              -             -          (951)
                                                         ----------  ------------  --------------  ------------  ------------
   Net cash used in investing activities                          -       (27,054)           (235)            -       (27,289)
                                                         ----------  ------------  --------------  ------------  ------------

FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock                  23,346             -               -             -        23,346
  Stock options and warrants exercised                           50             -               -             -            50
  Payment of loan financing costs                                 -        (2,210)              -             -        (2,210)
  Principal payments of debt and capital lease
    obligations                                                   -       (78,136)           (319)            -       (78,455)
  Proceeds from issuance of debt and capital lease
    obligations                                              73,900         9,259               -             -        83,159
  Other                                                           -             -              (7)            -            (7)
                                                         ----------  ------------  --------------  ------------  ------------
   Net cash provided by (used in) financing activities       97,296       (71,087)           (326)            -        25,883
                                                         ----------  ------------  --------------  ------------  ------------

INCREASE IN CASH AND CASH EQUIVALENTS                             -         3,731             714             -         4,445

CASH AND CASH EQUIVALENTS:
  Cash, beginning of period                                       -         5,845           1,039             -         6,884
                                                         ----------  ------------  --------------  ------------  ------------
  Cash, end of period                                    $        -  $      9,576  $        1,753  $          -  $     11,329
                                                         ----------  ------------  --------------  ------------  ------------
                                                         ----------  ------------  --------------  ------------  ------------

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company operates in a capital intensive, high fixed cost industry that requires significant amounts of working capital to fund operations, particularly the initial start-up and development expenses of new operations and yet is constantly under external pressure to contain costs and reduce prices. Revenues and cash flows have been adversely affected by an increased collection cycle, competitive pressures, declines in reimbursement and major restructurings within the healthcare industry. This adverse effect on revenues and cash flow is expected to continue, especially in the mobile diagnostic imaging business.

The Company continues to pursue acquisition opportunities. The Company believes that the expansion of its business through acquisitions is a key factor in maintaining profitability. Generally, acquisition opportunities are aimed at increasing revenues and profits, and maximizing utilization of existing capacity; however, the Company has incurred and will continue to incur costs for the salaries, benefits and travel of its business development team. Incremental operating profit resulting from future acquisitions will vary depending on geographic location, whether facilities are Centers, Mobile Facilities or Fixed Facilities, the range of services provided and the Company's ability to integrate the acquired businesses into its existing infrastructure.

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

As part of the amendment to the Bank Financing, the Company has available a $25 million working capital facility with a five-year maturity and a $75 million acquisition facility with a six-year maturity. Borrowings under both credit facilities bear interest at LIBOR plus 1.75%. The Company is required to pay an unused facility fee of between 0.375% and 0.5% on unborrowed amounts under both facilities, of which the Company has paid approximately $0.2 million through December 31, 1998. There were no borrowings under either facility at December 31, 1998.

Net cash provided by operating activities was approximately $1.7 million for the six months ended December 31, 1998. Cash provided by operating activities resulted primarily from net income before depreciation and amortization (approximately $15.8 million), offset by an increase in accounts receivable (approximately $4.5 million) and a decrease in accounts payable and other accrued expenses (approximately $8.4 million).

Net cash used in investing activities was approximately $28.1 million for the six months ended December 31, 1998. Cash used in investing activities resulted primarily from the Company purchasing new diagnostic imaging equipment or upgrading its existing diagnostic imaging equipment
(approximately $26.9 million).

Net cash used in financing activities was approximately $4.3 million for the six months ended December 31, 1998, resulting primarily from net principal payments of debt and capital lease obligations (approximately $4.1 million).

The Company has committed to purchase or lease, at an aggregate cost of approximately $8.9 million, five MRI systems for delivery through September 30, 1999. The Company expects to use internal funds to finance the purchase of such equipment. In addition, the Company has committed to purchase or lease from GE, at an aggregate cost of approximately $29 million, including siting costs, 24 Open MRI systems for delivery and installation. As of January 31, 1999, the Company had installed 14 of such Open MRI systems: five at existing Centers, three in newly opened Fixed Facilities, and six in Mobile Facilities which operate in existing networks serviced by conventional Mobile Facilities. The Company may purchase, lease or upgrade other MRI systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new imaging centers are developed in accordance with the Company's business strategy.

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

Although the Company's assessment of the Year 2000 Issue is incomplete, the Company has completed an assessment of approximately 85% of its internal information technology systems. As a result of delays in obtaining information, the Company now estimates that it will complete the assessment of its remaining internal information technology systems by March 31, 1999 and will then establish a timetable for the renovation phase of the remaining technology systems. The Company has already completed the renovation of approximately 60% of its information technology systems, including modifying and upgrading software and developing and purchasing new software, and continues to renovate the portions of such systems for which assessment is complete. The Company has not begun or established a timetable for the testing and implementation phases. The Company's goal is to complete such phases by June 30, 1999, although complications arising from unanticipated acquisitions might cause some delay.

The Company is assessing the potential for Year 2000 problems with the information systems of its customers and vendors. The Company has determined that direct contact with its vendors, customers, business partners, landlords and other third parties with which the Company has a material relationship will yield better results than submitting questionnaires, which historically have not been responded to adequately, if at all. The Company intends to send to its vendors, customers, business partners, landlords and other third parties, follow-up questionnaires and letters to confirm verbal assurances received. The Company expects to complete such assessment by March 31, 1999. The Company does not have sufficient information to provide an estimated timetable for completion of renovation and testing that such parties with which the Company has a material relationship may undertake. The Company is unable to estimate the costs that it may incur to remedy the Year 2000 Issues relating to such parties.

The Company has received some preliminary information concerning the Year 2000 readiness of some of its customers, vendors and other third parties with which the Company has a material relationship and expects to engage in discussions with most of such parties through March 31, 1999 in an attempt to determine the extent to which the Company is vulnerable to those parties' possible failure to become Year 2000 compliant.

All of the Company's diagnostic imaging equipment used to provide imaging services have computer systems and applications, and in some cases embedded microprocessors, that could be affected by Year 2000 Issues. The Company has begun to assess the impact on its diagnostic imaging equipment by contacting the vendors of such equipment. The vendor with respect to the majority of the MRI and CT equipment used by the Company has informed the Company (i) that certain identified MRI and CT equipment is Year 2000 compliant, (ii) it has developed software for functional work arounds to ensure Year 2000 compliance with respect to the balance of its noncompliant MRI and CT equipment and
(iii) remediation will be made during future regular maintenance visits. The Company is in the process of contacting the other vendors of its diagnostic imaging equipment. While progress has been slow, the Company expects to receive information from such other vendors by March 31, 1999 with respect to their assessment of the impact on the equipment that they provided to the Company and the nature and timetable of the remediation that such vendors may propose. In addition, the Company is utilizing other resources at its disposal, e.g. equipment vendor web sites, to assist in its assessment. The Company expects to complete its assessment by March 31, 1999, subject to equipment vendor response, and that renovation will be completed by June 30, 1999. The Company expects that its equipment vendors will propose timely remediation and will bear the cost of modifying or otherwise renovating the Company's diagnostic imaging equipment.

In September 1998, the Company began an assessment of the potential for Year 2000 problems with the embedded microprocessors in its other equipment, facilities and corporate and regional offices, including telecommunications systems, utilities, dictation systems, security systems and HVACS. The Company has experienced delays in responses which have caused the Company to extend the completion of the assessment to March 31, 1999. The Company intends to engage consultants to independently evaluate the Company's progress with its Year 2000 Plan, to assist in the testing (i.e. verification and validation) of the Company's internal information technology systems, the information systems of its vendors, customers, business partners, landlords and other third parties and its diagnostic imaging equipment.

COSTS TO ADDRESS YEAR 2000 ISSUE: The Company estimates on a preliminary basis that the cost of assessment, renovation, testing and implementation of its internal information technology systems and diagnostic imaging equipment will range from approximately $500,000 to $1,500,000, of which approximately $37,000 has been incurred. The major components of these costs are: consultants, additional personnel costs, programming, new software and hardware, software upgrades, travel expenses and diagnostic imaging equipment replacement. The Company expects that such costs will be funded through operating cash flows. This estimate, based on currently available information, will be updated as the Company continues its assessment and proceeds with renovation, testing and implementation and may be adjusted upon receipt of more information from the Company's vendors, customers and other third parties and upon the design and implementation of the Company's contingency plan. In addition, the availability and cost of consultants and other personnel trained in this area and unanticipated acquisitions might materially affect the estimated costs.

RISKS TO THE COMPANY: The Company's Year 2000 Issue involves significant risks. There can be no assurance that the Company will succeed in implementing the Year 2000 Plan it is developing. The following describes the Company's most reasonably likely worst-case scenario, given current uncertainties. If the Company's renovated or replaced internal information technology systems fail the testing phase, or any software application or embedded microprocessors central to the Company's operations are overlooked in the assessment or implementation phases, significant problems including delays may be incurred in billing the Company's major customers (Medicare, HMOs or private insurance carriers) for services performed. If its major customers' systems do not become Year 2000 compliant on a timely basis, the Company will have problems and incur delays in receiving and processing correct reimbursement. If the computer systems of third parties with which the Company's systems exchange data do not become Year 2000 compliant both on a timely basis and in a manner compatible with continued data exchange with the Company's information technology systems, significant problems may be incurred in billing and reimbursement. If the systems on the diagnostic imaging equipment utilized by the Company are not Year 2000 compliant, the Company may not be able to provide imaging services to patients. If the Company's vendors or suppliers of the Company's necessary power, telecommunications, transportation and financial services fail to provide the Company with equipment and services, the Company will be unable to provide services to its customers. If any of these uncertainties were to occur, the Company's business, financial condition and results of operations would be adversely affected. The Company is unable to assess the likelihood of such events occurring or the extent of the effect on the Company.

CONTINGENCY PLAN. The Company has not yet established a contingency plan to address unavoided or unavoidable Year 2000 risks with internal information technology systems and with customers, vendors and other third parties, but it expects to create such a plan by March 31, 1999. The Company intends to engage a consultant to assist in the development of its contingency plan.

RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31,1998 COMPARED TO DECEMBER 31,1997

REVENUES: Revenues increased approximately 35.2% from approximately $56.8 million for the six months ended December 31, 1997, to approximately $76.8 million for the six months ended December 31, 1998. This increase was due primarily to the acquisitions discussed above (approximately $17.0 million), an increase in contract services and patient services revenues (approximately $4.8 million) at existing facilities and an increase in other revenues due to a one-time settlement payment in connection with an earn-out from the sale of the Company's lithotripsy partnerships in 1995 (approximately $0.4 million), partially offset by the termination of a Fixed Facility and a Gamma Knife Center in 1997 (approximately $2.2 million).

Contract services revenues increased approximately 48.0% from approximately $27.1 million for the six months ended December 31, 1997, to approximately $40.1 million for the six months ended December 31, 1998. This increase was due primarily to the acquisitions discussed above (approximately $11.1 million) and an increase at existing facilities (approximately $1.9 million). The increase at existing facilities was due to higher utilization (approximately 10%) offset by a decline in reimbursement from customers, primarily hospitals (approximately 3%), as a result of increased price competition.

Contract services revenues, primarily earned by the Company's Mobile Facilities, represented approximately 52% of total revenues for the six months ended December 31, 1998. Each year approximately one-quarter to one-third of the contract services agreements are subject to renewal. It is expected that some high volume customer accounts will elect not to renew their agreements and instead will purchase or lease their own diagnostic imaging equipment and some customers may choose an alternative services provider. In the past where agreements have not been renewed, the Company has been able to obtain replacement customer accounts. While some replacement accounts have initially been smaller than the lost accounts, such replacement accounts revenues have generally increased over the term of the agreement.
The non-renewal of a single customer agreement would not have a material impact on InSight's contract services revenues; however, non-renewal of several agreements could have a material impact on contract services revenues.

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

Patient services revenues increased approximately 23.2% from approximately $28.5 million for the six months ended December 31, 1997, to approximately $35.1 million for the six months ended December 31, 1998. This increase was due primarily to the acquisitions discussed above (approximately $5.8 million) and an increase in revenues at existing facilities (approximately $3.0 million). The increase at existing facilities was due to higher utilization (approximately 11%), partially offset by declines in reimbursement from third party payors (approximately 2%) and reduced revenues from the termination of a Fixed Facility and a Gamma Knife Center in 1997 (approximately $2.2 million).

Management believes that any future increases in revenues at existing facilities can only be achieved by higher utilization and not by increases in procedure prices; however, slower start-up of new operations, excess capacity of diagnostic imaging equipment, increased competition, and the expansion of managed care may impact utilization and make it difficult for the Company to achieve revenue increases in the future, absent the execution of provider agreements with managed care companies and other payors, and the execution of the Company's business strategy, particularly acquisitions. InSight's operations are principally dependent on its ability (either directly or indirectly through its hospital customers) to attract referrals from physicians and other healthcare providers representing a variety of specialties. The Company's eligibility to provide service in response to a referral is often dependent on the existence of a contractual arrangement with the referred patient's insurance carrier (primarily if the insurance is provided by a managed care organization). Managed care contracting has become very competitive and reimbursement schedules are at or below Medicare reimbursement levels, and a significant decline in referrals could have a material impact on the Company's revenues.

COSTS OF OPERATIONS: Costs of operations increased approximately 32.4% from approximately $46.3 million for the six months ended December 31, 1997, to approximately $61.3 million for the six months ended December 31, 1998. This increase was due primarily to an increase in costs due to the acquisitions discussed above (approximately $13.5 million) and an increase in costs at existing facilities (approximately $3.2 million), offset by the elimination of costs at the two terminated facilities discussed above (approximately $1.7 million).

Costs of operations, as a percent of total revenues, decreased from approximately 81.5% for the six months ended December 31, 1997, to approximately 79.9% for the six months ended December 31, 1998. The decrease was due primarily to reduced costs in diagnostic imaging equipment maintenance, equipment lease and medical supply costs, offset by (i) higher amortization costs associated with the Company's acquisition activities and
(ii) higher salaries and benefits, occupancy and depreciation costs.

CORPORATE OPERATING EXPENSES: Corporate operating expenses increased approximately 11.6%, from approximately $4.3 million for the six months ended December 31, 1997, to approximately $4.8 million for the six months ended December 31, 1998. This increase was due primarily to (i) increased salaries, benefits and travel costs associated with the Company's acquisition activities, and (ii) increased occupancy and communication costs, offset by reduced legal costs.

PROVISION FOR SUPPLEMENTAL SERVICE FEE TERMINATION: In October 1997, as part of the Recapitalization and Bank Financing discussed above, the Company issued to GE 7,000 shares of Series C Preferred Stock to terminate GE's right to receive supplemental service fee payments equal to 14% of the Company's pre-tax income. The Series C Preferred Stock was valued at $7.0 million, and, during the six months ended December 31, 1997, the Company recorded a one-time provision of approximately $6.3 million, net of amounts previously accrued, for the Preferred Stock issuance.

INTEREST EXPENSE, NET: Interest expense, net increased approximately 112.1% from approximately $3.3 million for the six months ended December 31, 1997, to approximately $7.0 million for the six months ended December 31, 1998. This increase was due primarily to additional debt related to (i) the issuance of Notes discussed above, (ii) the acquisitions discussed above, and
(iii) the Company upgrading its existing diagnostic imaging equipment, offset by reduced interest as a result of amortization of long-term debt.

PROVISION FOR INCOME TAXES: Provision for income taxes decreased from approximately $0.4 million for the six months ended December 31, 1997, to approximately $0.3 million for the six months ended December 31, 1998. The decrease in provision is due to anticipated benefits from the utilization of certain operating loss carryforwards in 1998.

INCOME (LOSS) PER COMMON AND CONVERTED PREFERRED SHARE: On a diluted basis, net loss per common and converted preferred share was ($0.49) for the six months ended December 31, 1997, compared to net income per common and converted preferred share of $0.39 for the same period in 1998. Excluding the one-time provision for supplemental service fee termination, net income for the six months ended December 31, 1997 would have been approximately $2.9 million, compared to approximately $3.7 million for the six months ended December 31, 1998 and net income per common and converted preferred share on a diluted basis for the six months ended December 31, 1997 would have been $0.42. The decrease in net income per common and converted preferred share was the result of (i) the additional shares outstanding as a result of the Recapitalization discussed above, (ii) increased interest expense, (iii) increased corporate operating expenses, and (iv) a decrease in earnings from unconsolidated partnerships, offset by increased gross profit.

THREE MONTHS ENDED DECEMBER 31,1998 COMPARED TO DECEMBER 31, 1997

REVENUES: Revenues increased approximately 33.7% from approximately $29.1 million for the three months ended December 31, 1997, to approximately $38.9 million for the three months ended December 31, 1998. This increase was due primarily to the acquisitions discussed above (approximately $8.6 million), an increase in contract services and patient services revenues (approximately $1.8 million) at existing facilities and an increase in other revenues due to a one-time settlement payment in connection with an earn-out from the sale of the Company's lithotripsy partnerships in 1995 (approximately $0.4 million), partially offset by the termination of a Fixed Facility and a Gamma Knife Center in 1997 (approximately $1.0 million).

Contract services revenues increased approximately 47.4% from approximately $13.5 million for the three months ended December 31, 1997, to approximately $19.9 million for the three months ended December 31, 1998. This increase was due primarily to the acquisitions discussed above (approximately $5.8 million) and an increase at existing facilities (approximately $0.6 million). The increase at existing facilities was due to higher utilization (approximately 11%), offset by a decline in reimbursement from customers, primarily hospitals (approximately 3%), as a result of increased price competition.

Patient services revenues increased approximately 20.1% from approximately $14.9 million for the three months ended December 31, 1997, to approximately $17.9 million for the three months ended December 31, 1998. This increase was due primarily to the acquisitions discussed above (approximately $2.6 million) and an increase in revenues at existing facilities (approximately $1.4 million). The increase at existing facilities was due to higher utilization (approximately 12%), partially offset by declines in reimbursement from third party payors (approximately 2%) and reduced revenues from the termination of a Fixed Facility and a Gamma Knife Center in 1997 (approximately $1.0 million).

COSTS OF OPERATIONS: Costs of operations increased approximately 27.1% from approximately $24.0 million for the three months ended December 31, 1997, to approximately $30.5 million for the three months ended December 31, 1998. This increase was due primarily to an increase in costs due to the acquisitions discussed above (approximately $6.5 million) and an increase in costs at existing facilities (approximately $0.7 million), offset by the elimination of costs at the two terminated facilities discussed above (approximately $0.7 million).

Costs of operations, as a percent of total revenues, decreased from approximately 82.5% for the three months ended December 31, 1997, to approximately 78.6% for the three months ended December 31, 1998. The decrease was due primarily to reduced costs in diagnostic imaging equipment maintenance, equipment lease and medical supply costs, offset by (i) higher amortization costs associated with the Company's acquisition activities and
(ii) higher salaries and benefits, occupancy, and depreciation costs.

CORPORATE OPERATING EXPENSES: Corporate operating expenses increased approximately 36.8%, from approximately $1.9 million for the three months ended December 31, 1997, to approximately $2.6 million for the three months ended December 31, 1998. This increase was due primarily to (i) increased salaries, benefits and travel costs associated with the Company's acquisition activities and (ii) higher occupancy and communications costs.

PROVISION FOR SUPPLEMENTAL SERVICE FEE TERMINATION: In October 1997, as part of the Recapitalization and Bank Financing discussed above, the Company issued to GE 7,000 shares of Series C Preferred Stock to terminate GE's right to receive supplemental service fee payments equal to 14% of the Company's pre-tax income. The Series C Preferred Stock was valued at $7.0 million, and, during the three months ended December 31, 1997, the Company recorded a one-time provision of approximately $6.3 million, net of amounts previously accrued, for the Preferred Stock issuance.

INTEREST EXPENSE, NET: Interest expense, net increased approximately 125.0% from approximately $1.6 million for the three months ended December 31, 1997, to approximately $3.6 million for the three months ended December 31, 1998. This increase was due primarily to additional debt related to (i) the issuance of Notes discussed above, (ii) the acquisitions discussed above, and (iii) the Company upgrading its existing diagnostic imaging equipment, offset by reduced interest as a result of amortization of long-term debt.

PROVISION FOR INCOME TAXES: During the three months ended December 31, 1998, the Company recorded a provision for income taxes of approximately $0.2 million, compared to no provision recorded in the same period in 1997. The increase in provision is due to higher pre-tax income in 1998, partially offset by anticipated benefits from the utilization of certain operating loss carryforwards in 1998.

INCOME (LOSS) PER COMMON AND CONVERTED PREFERRED SHARE: On a diluted basis, net loss per common and converted preferred share was ($0.53) for the three months ended December 31, 1997, compared to net income per common and converted preferred share of $0.21 for the same period in 1998. Excluding the one-time provision for supplemental service fee termination, net income for the three months ended December 31, 1997 would have been approximately $1.8 million, compared to approximately $2.0 million for the three months ended December 31, 1998 and net income per common and converted preferred share on a diluted basis for the three months ended December 31, 1997 would have been $0.21. The change in net income per common and converted preferred share is the result of (i) the additional shares outstanding as a result of the Recapitalization discussed above, (ii) increased interest expense, (iii) increased corporate operating expenses, (iv) a decrease in earnings from unconsolidated partnerships, offset by increased gross profit.

NEW PRONOUNCEMENTS

As of June 30, 1999, the Company will be required to adopt Statement of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information." The Company believes that adoption of these standards will not have a material impact on the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

InSight's market risk exposure relates primarily to interest rates, where InSight's will periodically use interest rate swaps to hedge interest rates on long-term debt under its Bank Financing. InSight does not engage in activities using complex or highly leveraged instruments.

At December 31, 1998, InSight's had outstanding an interest rate swap, converting the majority of its $46.3 million term loan floating rate debt to fixed rate debt. Since the majority of the Company's debt has historically been fixed-rate debt, the impact of the interest rate swap has not been material on the Company's weighted average interest rate.

                      PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a) On December 15, 1998, the Company held its annual meeting of stockholders at which the single matter to be acted upon was the election of two directors, Grant R. Chamberlain and Ronald G. Pantello as Class II Directors, to serve for a three year term.

           (b)      Inapplicable.

           (c) 2,294,957 shares were cast in favor of Messrs. Chamberlain and Pantello, and 3,935 shares were withheld.

           (d)      Inapplicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (a)      EXHIBITS.

                    There are none.

           (b)      REPORTS ON FORM 8-K

                    No current reports on Form 8-K were filed by the Company for the quarter ended December 31, 1998.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           INSIGHT HEALTH SERVICES CORP.

                           /S/ E. Larry Atkins
                           ----------------------------
                           E. Larry Atkins
                           President and Chief Executive Officer

                           /S/ Thomas V. Croal
                           ----------------------------
                           Thomas V. Croal
                           Senior Executive Vice President,
                           Chief Operating Officer and Chief Financial Officer

                           February 16, 1999