Form 10-Q
period 1999-03-31
INSIGHT HEALTH SERVICES CORP
filed 1999-05-17
CIK 1012697

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                           -------------------------

                                    FORM 10-Q
(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

                                        OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to                 .
                                        ----------------    ----------------

                         Commission file number 0-28622

                           INSIGHT HEALTH SERVICES CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        33-0702770
---------------------------------                     -------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                     Identification No.)

            4400 MacArthur Blvd., Suite 800, Newport Beach, CA 92660
       ---------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (949) 476-0733
             ---------------------------------------------------
             (Registrant's telephone number including area code)


                                       N/A
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
2,864,121 shares of Common Stock as of  May 1, 1999.

                   The number of pages in this Form 10-Q is 29.

                  INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES

                                       INDEX

                                                                                                    PAGE NUMBER
                                                                                                    -----------
PART I.    FINANCIAL INFORMATION

     ITEM 1.    FINANCIAL STATEMENTS

                Condensed Consolidated Balance Sheets as of March 31, 1999
                    (unaudited) and June 30, 1998                                             3

                Condensed Consolidated Statements of Operations (unaudited) for
                    the nine months ended March 31, 1999 and 1998                             4

                Condensed Consolidated Statements of Operations (unaudited)
                     for the three months ended March 31, 1999 and 1998                       5

                Condensed Consolidated Statements of Cash Flows (unaudited) for
                    the nine months ended March 31, 1999 and 1998                             6

                Notes to Condensed Consolidated Financial Statements                       7-18

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                                       19-27

     ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                   27

PART II.   OTHER INFORMATION

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                             28

SIGNATURES                                                                                   29


ITEM 1.  FINANCIAL STATEMENTS

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                                            March 31,             June 30,
                                                                                              1999                  1998
                                                                                         ----------------     ----------------
                                         ASSETS                                            (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                                $   17,435            $   44,740
     Trade accounts receivable, net                                                               31,914                25,663
     Other current assets                                                                          4,358                 3,050
                                                                                         ----------------     ----------------
       Total current assets                                                                       53,707                73,453

PROPERTY AND EQUIPMENT, net of accumulated depreciation
     and amortization of $38,699 and $26,116, respectively                                        89,585                71,814

INVESTMENTS IN PARTNERSHIPS                                                                        1,636                 1,523
OTHER ASSETS                                                                                       7,107                 6,639
INTANGIBLE ASSETS, net                                                                            75,065                74,831
                                                                                         ----------------     ----------------
                                                                                              $  227,100            $  228,260
                                                                                         ----------------     ----------------
                                                                                         ----------------     ----------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of equipment, capital leases and other notes                             $   10,296            $   10,140
     Accounts payable and other accrued expenses                                                  19,679                26,410
                                                                                         ----------------     ----------------
       Total current liabilities                                                                  29,975                36,550
                                                                                         ----------------     ----------------

LONG-TERM LIABILITIES:
     Equipment, capital leases and other notes, less current portion                             153,897               152,120
     Other long-term liabilities                                                                     920                   984
                                                                                         ----------------     ----------------
       Total long-term liabilities                                                               154,817               153,104
                                                                                         ----------------     ----------------

MINORITY INTEREST                                                                                    231                   748
                                                                                         ----------------     ----------------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 3,500,000 shares authorized:
       Convertible Series B preferred stock, 25,000 shares outstanding at
          March 31, 1999 and June 30, 1998, respectively, with a liquidation                      23,923                23,923
          preference of  $25,000
       Convertible Series C preferred stock, 27,953 shares outstanding at
          March 31, 1999 and June 30, 1998, respectively, with a liquidation                      13,173                13,173
          preference of  $27,953
     Common stock, $.001 par value, 25,000,000 shares authorized, 2,828,241 and
       2,824,090 shares outstanding at March 31, 1999
       and June 30, 1998, respectively                                                                 3                     3
     Additional paid-in capital                                                                   23,447                23,415
     Accumulated deficit                                                                         (18,469)              (22,656)
                                                                                         ----------------     ----------------
       Total stockholders' equity                                                                 42,077                37,858
                                                                                         ----------------     ----------------
                                                                                              $  227,100            $  228,260
                                                                                         ----------------     ----------------
                                                                                         ----------------     ----------------

      The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                     Nine Months Ended
                                                                                                          March 31,
                                                                                           -------------------------------------
                                                                                                 1999                 1998
                                                                                           -----------------     ---------------
REVENUES:
     Contract services                                                                           $   61,901           $   40,114
     Patient services                                                                                53,585               43,350
     Other                                                                                            2,139                1,704
                                                                                           -----------------     ---------------
       Total revenues                                                                               117,625               85,168
                                                                                           -----------------     ---------------

COSTS OF OPERATIONS:
     Costs of services                                                                               61,634               44,141
     Provision for doubtful accounts                                                                  1,868                1,511
     Equipment leases                                                                                13,600               12,983
     Depreciation and amortization                                                                   18,053               10,570
                                                                                           -----------------     ---------------
       Total costs of operations                                                                     95,155               69,205
                                                                                           -----------------     ---------------

       Gross profit                                                                                  22,470               15,963

CORPORATE OPERATING EXPENSES                                                                          7,647                6,510

PROVISION FOR SUPPLEMENTAL SERVICE FEE TERMINATION                                                       --                6,309
                                                                                           -----------------     ---------------

       Income from company operations                                                                14,823                3,144

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS                                                       398                  510
                                                                                           -----------------     ---------------

       Operating income                                                                              15,221                3,654

INTEREST EXPENSE, net                                                                                10,704                4,676
                                                                                           -----------------     ---------------

       Income (loss) before income taxes                                                              4,517               (1,022)

PROVISION FOR INCOME TAXES                                                                              330                  431
                                                                                           -----------------     ---------------

       Net income (loss)                                                                          $   4,187           $   (1,453)
                                                                                           -----------------     ---------------
                                                                                           -----------------     ---------------

INCOME (LOSS) PER COMMON AND CONVERTED PREFERRED SHARE:
       Basic                                                                                      $    0.46           $    (0.19)
                                                                                           -----------------     ---------------
                                                                                           -----------------     ---------------
       Diluted                                                                                    $    0.45           $    (0.19)
                                                                                           -----------------     ---------------
                                                                                           -----------------     ---------------

WEIGHTED AVERAGE NUMBER OF COMMON AND
     CONVERTED PREFERRED SHARES OUTSTANDING:
       Basic                                                                                      9,148,127            7,589,549
                                                                                           -----------------     ---------------
                                                                                           -----------------     ---------------
       Diluted
                                                                                                  9,405,764            7,589,549
                                                                                           -----------------     ---------------
                                                                                           -----------------     ---------------

       The accompanying notes are an integral part of these condensed consolidated financial statements.

               INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                           --------------------------------------
                                                                                                 1999                 1998
                                                                                           -----------------     ----------------
REVENUES:
     Contract services                                                                           $   21,816           $   12,981
     Patient services                                                                                18,442               14,862
     Other                                                                                              561                  522
                                                                                           -----------------     ----------------
       Total revenues                                                                                40,819               28,365
                                                                                           -----------------     ----------------

COSTS OF OPERATIONS:
     Costs of services                                                                               22,171               14,604
     Provision for doubtful accounts                                                                    613                  473
     Equipment leases                                                                                 4,913                3,981
     Depreciation and amortization                                                                    6,116                3,871
                                                                                           -----------------     ----------------
       Total costs of operations                                                                     33,813               22,929
                                                                                           -----------------     ----------------

       Gross profit                                                                                   7,006                5,436

CORPORATE OPERATING EXPENSES                                                                          2,892                2,254
                                                                                           -----------------     ----------------

       Income from company operations                                                                 4,114                3,182

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS                                                       140                  174
                                                                                           -----------------     ----------------

       Operating income                                                                               4,254                3,356

INTEREST EXPENSE, net                                                                                 3,671                1,426
                                                                                           -----------------     ----------------

       Income before income taxes                                                                       583                1,930

PROVISION FOR INCOME TAXES                                                                               58                   --
                                                                                           -----------------     ----------------

       Net income                                                                                  $    525            $   1,930
                                                                                           -----------------     ----------------
                                                                                           -----------------     ----------------

INCOME PER COMMON AND CONVERTED PREFERRED SHARE:
       Basic                                                                                      $    0.06            $    0.21
                                                                                           -----------------     ----------------
                                                                                           -----------------     ----------------
       Diluted                                                                                    $    0.06            $    0.20
                                                                                           -----------------     ----------------
                                                                                           -----------------     ----------------

WEIGHTED AVERAGE NUMBER OF COMMON AND
     CONVERTED PREFERRED SHARES OUTSTANDING:
       Basic                                                                                      9,150,897            9,075,693
                                                                                           -----------------     ----------------
                                                                                           -----------------     ----------------
       Diluted                                                                                    9,388,690            9,493,304
                                                                                           -----------------     ----------------
                                                                                           -----------------     ----------------

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                                      Nine Months Ended
                                                                                                           March 31,
                                                                                             -----------------------------------
                                                                                                  1999                1998
                                                                                             ----------------    ---------------
OPERATING ACTIVITIES:
  Net income (loss)                                                                                $   4,187         $   (1,453)
  Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
    Total depreciation and amortization                                                               18,335              10,686
    Amortization of deferred gain on debt restructure                                                    (62)             (1,355)
    Provision for supplemental service fee termination                                                    --               6,309
  Cash provided by (used in) changes in operating assets and liabilities:
    Trade accounts receivable, net                                                                    (6,251)             (4,752)
    Other current assets                                                                              (1,241)               (741)
    Accounts payable and other accrued expenses                                                       (6,733)              1,012
                                                                                             ----------------    ---------------
             Net cash provided by operating activities                                                 8,235               9,706
                                                                                             ----------------    ---------------

INVESTING ACTIVITIES:
  Additions to property and equipment                                                                (24,247)            (15,172)
  Acquisitions of imaging centers                                                                    (11,745)            (12,890)
  Other                                                                                                 (996)             (1,016)
                                                                                             ----------------    ---------------
             Net cash used in investing activities                                                   (36,988)            (29,078)
                                                                                             ----------------    ---------------

FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock                                                               --              23,346
  Proceeds from issuance of common stock                                                                  21                  --
  Proceeds from stock options and warrants exercised                                                      11                 266
  Payment of loan financing costs                                                                         --              (2,210)
  Principal payments of equipment, capital leases and other notes                                    (11,132)            (82,985)
  Proceeds from issuance of equipment, capital leases and other notes                                 13,065              83,277
  Other                                                                                                 (517)               (183)
                                                                                             ----------------    ---------------
             Net cash provided by financing activities                                                 1,448              21,511
                                                                                             ----------------    ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                     (27,305)              2,139

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                                 44,740               6,884
                                                                                             ----------------    ---------------
  End of period                                                                                   $   17,435           $   9,023
                                                                                             ----------------    ---------------
                                                                                             ----------------    ---------------

SUPPLEMENTAL INFORMATION:
  Interest paid                                                                                    $   8,007           $   4,476
                                                                                             ----------------    ---------------
                                                                                             ----------------    ---------------

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  NATURE OF BUSINESS

InSight Health Services Corp. (the Company) provides diagnostic imaging, treatment and related management services in 29 states throughout the United States. The Company's services are provided through a network of 68 mobile magnetic resonance imaging (MRI) facilities (Mobile Facilities), 36 fixed-site MRI facilities (Fixed Facilities), 19 multi-modality imaging centers (Centers), 5 mobile lithotripsy facilities, one Leksell Stereotactic Gamma Knife treatment center and one radiation oncology center. An additional radiation oncology center is operated by the Company as part of one of its Centers. The Company's operations are located throughout the United States, with a substantial presence in California, Texas, New England, the Carolinas and the Midwest (Illinois, Indiana and Ohio).

At its Centers, the Company offers other services in addition to MRI, including Open MRI, computed tomography (CT), diagnostic and fluoroscopic x-ray, mammography, diagnostic ultrasound, nuclear medicine, nuclear cardiology and cardiovascular services. The Company offers additional services through a variety of arrangements including equipment rental, technologist services and training/applications, marketing, radiology management services, patient scheduling, utilization review and billing and collection services.

2.  INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of the Company's Annual Report on Form 10-K for the period ended June 30, 1998 filed with the Securities and Exchange Commission (SEC) on September 28, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for fair presentation of results for the period have been included. The results of operations for the nine months ended March 31, 1999, are not necessarily indicative of the results to be achieved for the full fiscal year.

Certain reclassifications have been made to conform prior year amounts to the current year presentation.

3.  RECAPITALIZATION AND FINANCING

On October 14, 1997, the Company consummated a recapitalization (Recapitalization) pursuant to which (a) certain investors affiliated with TC Group, LLC and its affiliates (collectively, Carlyle), a private merchant bank headquartered in Washington, D.C., made a cash investment of $25 million in the Company and received therefor (i) 25,000 shares of newly issued convertible preferred stock, Series B of the Company, par value $0.001 per share (Series B Preferred Stock), initially convertible, at the option of the holders thereof, in the aggregate into 2,985,075 shares of common stock, and
(ii) warrants (Carlyle Warrants) to purchase up to 250,000 shares of common stock at an exercise price of $10.00 per share; (b) General Electric Company
(GE) (i) surrendered its rights under the amended equipment service agreement to receive supplemental service fee payments equal to 14% of pretax income in exchange for the issuance of 7,000 shares of newly issued convertible preferred stock, Series C of the Company, par value $0.001 per share (Series C Preferred Stock), initially convertible, at the option of GE, in the aggregate into 835,821 shares of common stock, for which the Company recorded a non-recurring expense of approximately $6.3 million during the second quarter of fiscal 1998, (ii) received warrants (GE Warrants) to purchase up to 250,000 shares of common stock at an exercise price of $10.00 per share and (iii) exchanged all of its Series A Preferred Stock, for an additional 20,953 shares of Series C Preferred Stock, initially convertible, at the option of GE, in the aggregate into 2,501,760 shares of common stock; and (c) the Company executed a Credit Agreement with NationsBank, N.A. pursuant to which NationsBank, as agent and lender, provided a total of $125 million in senior secured credit financing (Bank Financing), including (i) a $50 million term loan facility consisting of a $20 million tranche with increasing amortization over a five-year period and a $30 million tranche with increasing amortization over a seven-year period, principally repayable in years six and seven, (ii) a $25 million revolving working capital facility with a five-year maturity and (iii) a $50 million acquisition facility. Initial funding under the Bank Financing occurred on October 22, 1997 and, on December 19, 1997, the Bank Financing was increased to a total of $150 million by converting $10 million of outstanding debt under the acquisition facility to the seven-year tranche (which was thereby increased to $40 million) and increasing the acquisition facility to $65 million.

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

Set forth below is the condensed combined financial data of the Company's two 50% owned and controlled entities which are consolidated (amounts in thousands):

                                                   March 31,            June 30,
                                                     1999                 1998
                                                ----------------     ----------------
                                                  (unaudited)
Condensed Combined
  Balance Sheet Data:
    Current assets                                    $   1,460            $   1,825
    Total assets                                          1,587                1,896
    Current liabilities                                     636                  644
    Minority interest equity                                492                  642

                                                         Nine Months Ended                     Three Months Ended
                                                              March 31,                             March 31,
                                                  ---------------------------------     ---------------------------------
                                                      1999               1998               1999               1998
                                                  --------------     --------------     --------------     --------------
                                                             (unaudited)                           (unaudited)
Condensed Combined Statement
    of Operations Data:
      Net revenues                                     $  4,194           $  4,483           $  1,319           $  1,147
      Expenses                                            3,002              3,191              1,011                895
      Provision for center profit distribution              596                646                154                126
                                                  --------------     --------------     --------------     --------------
      Net income                                       $    596           $    646           $    154           $    126
                                                  --------------     --------------     --------------     --------------
                                                  --------------     --------------     --------------     --------------

The provision for center profit distribution shown above represents the minority interest in the income of these combined entities.

5.   INCOME PER COMMON AND PREFERRED SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128, which replaces primary EPS and fully diluted EPS with basic EPS and diluted EPS. The number of shares used in computing EPS is equal to the weighted average number of common and converted preferred shares outstanding during the respective period. Since the Preferred Stock has no stated dividend rate and participates in any dividends paid with respect to the common stock, the as-if-converted amounts are included in the computation of basic EPS. Common stock equivalents relating to options, warrants and convertible Preferred Stock are not included for the nine months ended March 31, 1998 due to their antidilutive effect. There were no adjustments to net income (the numerator) for purposes of computing EPS.

A reconciliation of basic and diluted share computations is as follows:

                                                               Nine Months Ended                     Three Months Ended
                                                                    March 31,                              March 31,
                                                        --------------------------------       -------------------------------
                                                             1999             1998                 1999              1998
                                                        ---------------   --------------       --------------    -------------
Average common stock outstanding                             2,825,471        2,731,105            2,828,241         2,753,037
Effect of preferred stock                                    6,322,656        4,858,444            6,322,656         6,322,656
                                                        ---------------   --------------       --------------    -------------
Denominator for basic EPS                                    9,148,127        7,589,549            9,150,897         9,075,693
Dilutive effect of stock options and warrants                  257,637               --              237,793           417,611
                                                        ---------------   --------------       --------------    -------------
                                                             9,405,764        7,589,549            9,388,690         9,493,304
                                                        ---------------   --------------       --------------    -------------
                                                        ---------------   --------------       --------------    -------------

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

                INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                MARCH 31, 1999
                                 (UNAUDITED)

                                                       PARENT
                                                       COMPANY      GUARANTOR       NON-GUARANTOR
                                                        ONLY      SUBSIDIARIES       SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                    -----------  ---------------  -----------------  ---------------  --------------
(Amounts in thousands)
 ASSETS
 Current assets:
    Cash and cash equivalents                            $   --       $   16,244        $     1,191         $     --     $    17,435
    Trade accounts receivable, net                           --           28,070              3,844               --          31,914
    Other current assets                                     --            4,088                270               --           4,358
    Intercompany accounts receivable                    214,998           11,049                 --         (226,047)             --
                                                    -----------  ---------------  -----------------  ---------------  --------------
      Total current assets                              214,998           59,451              5,305         (226,047)         53,707
 Property and equipment, net                                 --           81,102              8,483               --          89,585
 Investments in partnerships                                 --            1,636                 --               --           1,636
 Investments in consolidated subsidiaries               (20,345)           1,877                 --           18,468              --
 Other assets                                                --            7,107                 --               --           7,107
 Intangible assets, net                                      --           74,989                 76               --          75,065
                                                    -----------  ---------------  -----------------  ---------------  --------------
                                                      $ 194,653       $  226,162       $     13,864      $  (207,579)   $    227,100
                                                    -----------  ---------------  -----------------  ---------------  --------------
                                                    -----------  ---------------  -----------------  ---------------  --------------

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current portion of equipment, capital leases
      and other notes                                  $  7,500       $    2,672         $      124         $     --     $    10,296
    Accounts payable and other accrued expenses              --           19,126                553               --          19,679
    Intercompany accounts payable                            --          214,998             11,049         (226,047)             --
                                                    -----------  ---------------  -----------------  ---------------  --------------
     Total current liabilities                            7,500          236,796             11,726         (226,047)         29,975
 Equipment, capital leases and other notes, less
  current portion                                       145,076            8,791                 30               --         153,897
 Other long-term liabilities                                 --              920                 --               --             920
 Minority interest                                           --               --                231               --             231
 Stockholders' equity (deficit)                          42,077          (20,345)             1,877           18,468          42,077
                                                    -----------  ---------------  -----------------  ---------------  --------------
                                                      $ 194,653       $  226,162       $     13,864      $  (207,579)   $    227,100
                                                    -----------  ---------------  -----------------  ---------------  --------------
                                                    -----------  ---------------  -----------------  ---------------  --------------

                  INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                JUNE 30, 1998

                                                                                          NON-
                                                            PARENT       GUARANTOR     GUARANTOR
                                                         COMPANY ONLY   SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                         ------------   ------------  ------------   ------------   ------------
(Amounts in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                $        --    $  43,250     $  1,490       $      --      $   44,740
  Trade accounts receivable, net                                    --       22,909        2,754              --          25,663
  Other current assets                                              --        2,751          299              --           3,050
  Intercompany accounts receivable                             211,995        4,903           --        (216,898)             --
                                                           -----------    ---------     --------       ---------      ----------
    Total current assets                                       211,995       73,813        4,543        (216,898)         73,453
Property and equipment, net                                         --       68,363        3,451              --          71,814
Investments in partnerships                                         --        1,523           --              --           1,523
Investments in consolidated subsidiaries                       (24,137)       1,482           --          22,655              --
Other assets                                                        --        6,639           --              --           6,639
Intangible assets, net                                              --       74,711          120              --          74,831
                                                           -----------    ---------     --------       ---------      ----------
                                                           $   187,858    $ 226,531     $  8,114       $(194,243)     $  228,260
                                                           -----------    ---------     --------       ---------      ----------
                                                           -----------    ---------     --------       ---------      ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of equipment, capital leases and
    other notes                                            $     7,500    $   2,497     $    143       $      --      $   10,140
  Accounts payable and other accrued expenses                       --       25,741          669              --          26,410
  Intercompany accounts payable                                     --      211,995        4,903        (216,898)             --
                                                           -----------    ---------     --------       ---------      ----------
    Total current liabilities                                    7,500      240,233        5,715        (216,898)         36,550
Equipment, capital leases and other notes, less
  current portion                                              142,500        9,451          169              --         152,120
Other long-term liabilities                                         --          984           --              --             984
Minority interest                                                   --           --          748              --             748
Stockholders' equity (deficit)                                  37,858      (24,137)       1,482          22,655          37,858
                                                           -----------    ---------     --------       ---------      ----------
                                                           $   187,858    $ 226,531     $  8,114       $(194,243)     $  228,260
                                                           -----------    ---------     --------       ---------      ----------
                                                           -----------    ---------     --------       ---------      ----------

                  INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE NINE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)

                                                       PARENT
                                                       COMPANY      GUARANTOR       NON-GUARANTOR
                                                        ONLY      SUBSIDIARIES       SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                    -----------  ---------------  -----------------  ---------------  --------------
 (Amounts in thousands)
 Revenues                                                $   --       $  103,669        $    13,956         $     --     $   117,625
 Costs of operations                                         --           83,221             11,934               --          95,155
                                                    -----------  ---------------  -----------------  ---------------  --------------
     Gross profit                                            --           20,448              2,022               --          22,470

 Corporate operating expenses                                --            7,647                 --               --           7,647
                                                    -----------  ---------------  -----------------  ---------------  --------------
     Income from company operations                          --           12,801              2,022               --          14,823

 Equity in earnings of unconsolidated partnerships           --              398                 --               --             398
                                                    -----------  ---------------  -----------------  ---------------  --------------
     Operating income                                        --           13,199              2,022               --          15,221

 Interest expense, net                                       --            9,913                791               --          10,704
                                                    -----------  ---------------  -----------------  ---------------  --------------
     Income before income taxes                              --            3,286              1,231               --           4,517

 Provision for income taxes                                  --              330                 --               --             330
                                                    -----------  ---------------  -----------------  ---------------  --------------
     Income before equity in income of
        consolidated subsidiaries                            --            2,956              1,231               --           4,187

 Equity in income of consolidated subsidiaries            4,187            1,231                 --           (5,418)             --
                                                    -----------  ---------------  -----------------  ---------------  --------------

     Net income                                         $ 4,187       $    4,187        $     1,231       $   (5,418)     $    4,187
                                                    -----------  ---------------  -----------------  ---------------  --------------
                                                    -----------  ---------------  -----------------  ---------------  --------------

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE NINE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)

                                                      PARENT
                                                      COMPANY      GUARANTOR       NON-GUARANTOR
                                                       ONLY      SUBSIDIARIES       SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                   -----------  ---------------  -----------------  ---------------  --------------
(Amounts in thousands)
Revenues                                              $     --       $   74,511        $    10,657         $     --      $   85,168
Costs of operations                                         --           59,706              9,499               --          69,205
                                                   -----------  ---------------  -----------------  ---------------  --------------
    Gross profit                                            --           14,805              1,158               --          15,963

Corporate operating expenses                                --            6,510                 --               --           6,510
Provision for supplemental service
  fee termination                                           --            6,309                 --               --           6,309
                                                   -----------  ---------------  -----------------  ---------------  --------------
    Income from company operations                          --            1,986              1,158               --           3,144

Equity in earnings of unconsolidated
  partnerships                                              --              510                 --               --             510
                                                   -----------  ---------------  -----------------  ---------------  --------------
    Operating income                                        --            2,496              1,158               --           3,654

Interest expense, net                                       --            4,449                227               --           4,676
                                                   -----------  ---------------  -----------------  ---------------  --------------
    Income (loss) before income taxes                       --           (1,953)               931               --          (1,022)

Provision for income taxes                                  --              431                 --               --             431
                                                   -----------  ---------------  -----------------  ---------------  --------------
    Income (loss) before equity in income of
       consolidated subsidiaries                            --           (2,384)               931               --          (1,453)

Equity in income (loss) of consolidated
  subsidiaries                                          (1,453)             931                 --              522              --
                                                   -----------  ---------------  -----------------  ---------------  --------------

    Net income (loss)                                  $(1,453)      $   (1,453)        $      931         $    522     $    (1,453)
                                                   -----------  ---------------  -----------------  ---------------  --------------
                                                   -----------  ---------------  -----------------  ---------------  --------------

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)

                                                       PARENT
                                                       COMPANY      GUARANTOR       NON-GUARANTOR
                                                        ONLY      SUBSIDIARIES       SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                    -----------  ---------------  -----------------  ---------------  --------------
 (Amounts in thousands)
 Revenues                                              $     --       $   36,174        $     4,645         $     --     $    40,819
 Costs of operations                                         --           29,732              4,081               --          33,813
                                                    -----------  ---------------  -----------------  ---------------  --------------
     Gross profit                                            --            6,442                564               --           7,006

 Corporate operating expenses                                --            2,892                 --               --           2,892
                                                    -----------  ---------------  -----------------  ---------------  --------------
     Income from company operations                          --            3,550                564               --           4,114

 Equity in earnings of unconsolidated
   partnerships                                              --              140                 --               --             140
                                                    -----------  ---------------  -----------------  ---------------  --------------
     Operating income                                        --            3,690                564               --           4,254

 Interest expense, net                                       --            3,414                257               --           3,671
                                                    -----------  ---------------  -----------------  ---------------  --------------
     Income before income taxes                              --              276                307               --             583

 Provision for income taxes                                  --               58                 --               --              58
                                                    -----------  ---------------  -----------------  ---------------  --------------
     Income before equity in income of
        consolidated subsidiaries                            --              218                307               --             525

 Equity in income of consolidated subsidiaries              525              307                 --             (832)             --
                                                    -----------  ---------------  -----------------  ---------------  --------------

     Net income                                          $  525        $     525         $      307        $    (832)      $     525
                                                    -----------  ---------------  -----------------  ---------------  --------------
                                                    -----------  ---------------  -----------------  ---------------  --------------

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED MARCH 31, 1999
                                    (UNAUDITED)

                                                       PARENT
                                                       COMPANY      GUARANTOR       NON-GUARANTOR
                                                        ONLY      SUBSIDIARIES       SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                    -----------  ---------------  -----------------  ---------------  --------------
 (Amounts in thousands)
 Revenues                                             $      --       $   25,171        $     3,194          $    --      $   28,365
 Costs of operations                                         --           19,736              3,193               --          22,929
                                                    -----------  ---------------  -----------------  ---------------  --------------
     Gross profit                                            --            5,435                  1               --           5,436

 Corporate operating expenses                                --            2,254                 --               --           2,254
                                                    -----------  ---------------  -----------------  ---------------  --------------
     Income from company operations                          --            3,181                  1               --           3,182

 Equity in earnings of unconsolidated
   partnerships                                              --              174                 --               --             174
                                                    -----------  ---------------  -----------------  ---------------  --------------
     Operating income                                        --            3,355                  1               --           3,356

 Interest expense, net                                       --            1,374                 52               --           1,426
                                                    -----------  ---------------  -----------------  ---------------  --------------
     Income (loss) before income taxes                       --            1,981                (51)              --           1,930

 Provision for income taxes                                  --               --                 --               --              --
                                                    -----------  ---------------  -----------------  ---------------  --------------
     Income (loss) before equity in income of
        consolidated subsidiaries                            --            1,981                (51)              --           1,930

 Equity in income (loss) of consolidated
   subsidiaries                                           1,930              (51)                --           (1,879)             --
                                                    -----------  ---------------  -----------------  ---------------  --------------

     Net income (loss)                                  $ 1,930       $    1,930         $      (51)      $   (1,879)     $    1,930
                                                    -----------  ---------------  -----------------  ---------------  --------------
                                                    -----------  ---------------  -----------------  ---------------  --------------

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)

                                                      PARENT
                                                      COMPANY      GUARANTOR       NON-GUARANTOR
                                                       ONLY      SUBSIDIARIES       SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                   -----------  ---------------  -----------------  ---------------  --------------
(Amounts in thousands)
OPERATING ACTIVITIES:
  Net income                                           $ 4,187         $  4,187         $    1,231        $  (5,418)     $    4,187
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Total depreciation and amortization                      --           16,144              2,191               --          18,335
   Amortization of deferred gain on debt restructure        --              (62)                --               --             (62)
   Equity in income (loss) of consolidated
     subsidiaries                                       (4,187)          (1,231)                --            5,418              --
  Cash provided by (used in) changes in operating
    assets and liabilities:
   Trade accounts receivable, net                           --           (5,161)            (1,090)              --          (6,251)
   Intercompany receivables, net                        (2,608)          (2,702)             5,310               --              --
   Other current assets                                     --           (1,270)                29               --          (1,241)
   Accounts payable and other  accrued expenses             --           (6,617)              (116)              --          (6,733)
                                                   -----------  ---------------  -----------------  ---------------  --------------
      Net cash provided by (used in)
        operating activities                            (2,608)           3,288              7,555               --           8,235
                                                   -----------  ---------------  -----------------  ---------------  --------------

INVESTING ACTIVITIES:
  Additions to property and equipment                       --          (17,217)            (7,030)              --         (27,472)
  Acquisitions of imaging centers                           --          (11,745)                --               --         (11,745)
  Other                                                     --             (847)              (149)              --            (996)
                                                   -----------  ---------------  -----------------  ---------------  --------------
   Net cash used in investing activities                    --          (29,809)            (7,179)              --         (40,213)
                                                   -----------  ---------------  -----------------  ---------------  --------------

FINANCING ACTIVITIES:
  Proceeds from stock options and
    warrants exercised                                      11               --                 --               --              11
  Proceeds from issuance of common stock                    21               --                 --               --              21
  Principal payments of equipment, capital
    leases and other notes                              (5,624)          (5,350)              (158)              --         (11,132)
  Proceeds from issuance of equipment,
    capital leases and other notes                       8,200            4,865                 --               --          13,065
  Other                                                     --               --               (517)              --            (517)
                                                   -----------  ---------------  -----------------  ---------------  --------------
   Net cash provided by (used in)
     financing activities                                2,608             (485)              (675)              --           1,448
                                                   -----------  ---------------  -----------------  ---------------  --------------

DECREASE IN CASH AND CASH EQUIVALENTS                       --          (27,006)              (299)              --         (30,530)

CASH AND CASH EQUIVALENTS:
  Cash, beginning of period                                 --           43,250              1,490               --          44,740
                                                   -----------  ---------------  -----------------  ---------------  --------------
  Cash, end of period                                   $   --        $  16,244         $    1,191         $     --     $    14,210
                                                   -----------  ---------------  -----------------  ---------------  --------------
                                                   -----------  ---------------  -----------------  ---------------  --------------

               INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)

                                                       PARENT
                                                       COMPANY      GUARANTOR       NON-GUARANTOR
                                                        ONLY      SUBSIDIARIES       SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                    -----------  ---------------  -----------------  ---------------  --------------
 (Amounts in thousands)
 OPERATING ACTIVITIES:
   Net income (loss)                                   $ (1,453)       $  (1,453)         $     931         $    522    $    (1,453)
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating
     activities:
    Total depreciation and amortization                      --           10,437                249               --         10,686
    Amortization of deferred gain on debt
      restructure                                            --           (1,355)                --               --         (1,355)
    Provision for supplemental service fee
      termination                                            --            6,309                 --               --          6,309
    Equity in income (loss) of consolidated
      subsidiaries                                        1,453             (931)                --             (522)            --
   Cash provided by (used in) changes in operating
     assets and liabilities:
    Trade accounts receivable, net                           --           (4,874)               122               --         (4,752)
    Intercompany receivables, net                       (93,812)          91,149              2,663               --             --
    Other current assets                                     --             (745)                 4               --           (741)
    Accounts payable and other accrued expenses              --            1,035                (23)              --          1,012
                                                    -----------  ---------------  -----------------  ---------------  --------------
       Net cash provided by (used in) operating
         activities                                     (93,812)          99,572              3,946               --          9,706
                                                    -----------  ---------------  -----------------  ---------------  --------------

INVESTING ACTIVITIES:
   Additions to property and equipment                       --          (13,421)            (1,751)              --        (15,172)
   Acquisitions of imaging centers                           --          (12,890)                --               --        (12,890)
   Other                                                     --             (890)              (126)              --         (1,016)
                                                    -----------  ---------------  -----------------  ---------------  --------------
    Net cash used in investing activities                    --          (27,201)            (1,877)              --        (29,078)
                                                    -----------  ---------------  -----------------  ---------------  --------------

FINANCING ACTIVITIES:
   Proceeds from issuance of preferred stock             23,346               --                 --               --         23,346
   Proceeds from stock options and warrants
     exercised                                              266               --                 --               --            266
   Payment of loan financing costs                           --           (2,210)                --               --         (2,210)
   Principal payments of equipment, capital leases
     and other notes                                     (2,700)         (79,337)              (948)              --        (82,985)
   Proceeds from issuance of equipment, capital
     leases and other notes                              72,900           10,241                136               --         83,277
   Other                                                     --               --               (183)              --           (183)
                                                    -----------  ---------------  -----------------  ---------------  --------------
    Net cash provided by (used in) financing
      activities                                         93,812          (71,306)              (995)              --         21,511
                                                    -----------  ---------------  -----------------  ---------------  --------------

INCREASE IN CASH AND CASH EQUIVALENTS                        --            1,065              1,074               --          2,139

CASH AND CASH EQUIVALENTS:
   Cash, beginning of period                                 --            5,845              1,039               --          6,884
                                                    -----------  ---------------  -----------------  ---------------  --------------
   Cash, end of period                                   $   --         $  6,910         $    2,113         $     --    $     9,023
                                                    -----------  ---------------  -----------------  ---------------  --------------
                                                    -----------  ---------------  -----------------  ---------------  --------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this report that are not purely historical or which might be considered an opinion or projection concerning the Company or its business, whether express or implied, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include statements regarding the Company's expectations, intentions, plans or strategies regarding the future, including statements related to the Year 2000 Issue. All forward-looking statements included in this report are based upon information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those described or implied in such forward-looking statements because of certain factors which could affect the Company. Such forward-looking statements should be evaluated in light of the following factors: availability of financing; limitations and delays in reimbursement by third party payors; contract renewals and financial stability of customers; technology changes; governmental regulation; conditions within the health care environment; Year 2000 issues; adverse utilization trends for certain diagnostic imaging procedures; aggressive competition; general economic factors; InSight's inability to carry out its business strategy; and the risk factors described in the Company's periodic filings with the SEC on Forms 10-K, 10-Q and 8-K (if any) and the factors described under "Risk Factors" in the Company's Registration Statement on Form S-4, filed with the SEC on August 4, 1998, and any amendments thereto.

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

In addition, in fiscal 1998, the Company installed Open MRI Fixed Facilities in Atlanta, Georgia; Scarborough, Maine; and Santa Ana, California; and opened its first radiology co-source outpatient Center in Oxnard, California, all of which were financed through GE. Effective December 31, 1997, the Company terminated its agreement to operate a Gamma Knife Center and entered into an agreement to dissolve a partnership related to a Fixed Facility in Seattle, Washington.

On March 1, 1999, the Company completed the acquisition of a majority interest in five Centers in the Buffalo, New York area. The transaction included the purchase of assets and assumption of certain equipment related liabilities. The purchase price for this transaction was approximately $5.0 million.

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

On June 12, 1998, the Company completed a refinancing of substantially all of the Company's debt through the issuance of the Notes. The Notes bear interest at 9.625%, with interest payable semi-annually and mature in June 2008. The Notes are redeemable at the option of the Company, in whole or in part, on or after June 15, 2003. The Notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness, as defined in the indenture, of the Company, including borrowings under the Bank Financing. The terms of the notes contain certain restrictions on the Company's ability to act without first obtaining consent of the noteholders.

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

As part of the amendment to the Bank Financing, the Company has available a $25 million working capital facility with a five-year maturity and a $75 million acquisition facility with a six-year maturity. Borrowings under both credit facilities bear interest at LIBOR plus 1.75%. The Company is required to pay an annual unused facility fee of between 0.375% and 0.5% on unborrowed amounts under both facilities, of which the Company has paid approximately $0.3 million through March 31, 1999. At March 31, 1999, there was approximately $8.2 million in borrowings under the acquisition facility and no borrowings under the working capital facility.

Net cash provided by operating activities was approximately $8.2 million for the nine months ended March 31, 1999. Cash provided by operating activities resulted primarily from net income before depreciation and amortization (approximately $22.5 million), offset by an increase in accounts receivable (approximately $6.3 million) primarily due to the Company's acquisitions and new Fixed Facilities and Centers discussed above (approximately $3.8 million), and a decrease in accounts payable and other accrued expenses (approximately $6.7 million).

Net cash used in investing activities was approximately $37.0 million for the nine months ended March 31, 1999. Cash used in investing activities resulted primarily from the purchase of new diagnostic imaging equipment or upgrading its existing diagnostic imaging equipment (approximately $24.2 million), offset by the sale of a building in which a Center is located in Las Vegas, Nevada (approximately $3.6 million) and cash used in the Company's acquisitions as discussed above (approximately $11.7 million), which included the purchase of two buildings in which a Center is located in Chattanooga, Tennessee (approximately $3.2 million).

Net cash provided by financing activities was approximately $1.4 million for the nine months ended March 31, 1999, resulting primarily from borrowings of debt and capital lease obligations (approximately $13.1 million), offset by principal payments of debt and capital lease obligations (approximately $11.1 million).

The Company has committed to purchase or lease, at an aggregate cost of approximately $36.0 million, 21 MRI systems for delivery through December 31, 1999. As of May 1, 1999, none have been delivered. The Company expects to use internal funds to finance the purchase of such equipment. In addition, the Company has committed to purchase or lease from GE, at an aggregate cost of approximately $29.0 million, including siting costs, 24 Open MRI systems for delivery and installation. As of May 1, 1999, the Company had installed 16 of such Open MRI systems: six at existing Centers, four in newly opened Fixed Facilities and six in Mobile Facilities which operate in existing networks serviced by conventional Mobile Facilities. The Company may purchase, lease or upgrade other MRI systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new imaging centers are developed in accordance with the Company's business strategy.

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

STATE OF READINESS: The Company started to formulate a plan to address the Year 2000 Issue in late 1995. To date, the Company's primary focus has been on its own internal information technology systems, including all types of systems in use by the Company in its operations, marketing, finance and human resources departments, and to deal with the most critical systems first. The Company has developed a Year 2000 Plan to address all of its Year 2000 Issues. The Company has given its Vice President-Information Technology specific responsibility for managing its Year 2000 Plan and a Year 2000 Committee has been established to assist in developing and implementing the Year 2000 Plan. The Year 2000 Plan involves generally the following phases: awareness, assessment, renovation, testing and implementation.

Although the Company's assessment of the Year 2000 Issue is incomplete, the Company has completed an assessment of approximately 90% of its internal information technology systems. As a result of delays in obtaining information, the Company now estimates that it will complete the assessment of its remaining internal information technology systems by June 30, 1999 and will then establish a timetable for the renovation phase of the remaining technology systems. The Company has already completed the renovation of approximately 60% of its information technology systems, including modifying and upgrading software and developing and purchasing new software, and continues to renovate the portions of such systems for which assessment is complete. The Company has not begun or established a timetable for the testing and implementation phases. The Company's goal is to complete such phases by June 30, 1999, although complications arising from unanticipated acquisitions might cause some delay.

The Company is assessing the potential for Year 2000 problems with the information systems of its customers and vendors. The Company has determined that direct contact with its vendors, customers, business partners, landlords and other third parties with which the Company has a material relationship will yield better results than submitting questionnaires, which historically have not been responded to adequately, if at all. The Company intends to send to its vendors, customers, business partners, landlords and other third parties, follow-up questionnaires and letters to confirm verbal assurances received. The Company has extended the date to complete such assessment to June 30, 1999. The Company does not have sufficient information to provide an estimated timetable for completion of renovation and testing that such parties with which the Company has a material relationship may undertake. The Company is unable to estimate the costs that it may incur to remedy the Year 2000 Issues relating to such parties.

The Company has received some preliminary information concerning the Year 2000 readiness of some of its customers, vendors and other third parties with which the Company has a material relationship and expects to finalize its discussions with most of such parties by June 30, 1999 in an attempt to determine the extent to which the Company is vulnerable to those parties' possible failure to become Year 2000 ready.

All of the Company's diagnostic imaging equipment used to provide imaging services have computer systems and applications, and in some cases embedded microprocessors, that could be affected by Year 2000 Issues. The Company has begun to assess the impact on its diagnostic imaging equipment by contacting the vendors of such equipment. The vendor with respect to the majority of the MRI and CT equipment used by the Company has informed the Company (i) that certain identified MRI and CT equipment is Year 2000 ready, (ii) it has developed software for functional workarounds to ensure Year 2000 compliance with respect to the balance of its noncompliant MRI and CT equipment and
(iii) remediation will be made during future regular maintenance visits. The Company is in the process of contacting the other vendors of its diagnostic imaging equipment. While progress has been slow, the Company has received some information from such other vendors with respect to their assessment of the impact on the equipment that they provided to the Company and the nature and timetable of the remediation that such vendors may propose. In addition, the Company is utilizing other resources at its disposal, e.g. equipment vendor web sites, to assist in its assessment. As a result of these delays, the Company now expects to complete its assessment by July 31, 1999, subject to equipment vendor response, and that renovation will be completed by September 30, 1999. The Company expects that its equipment vendors will propose timely remediation and will bear the cost of modifying or otherwise renovating the Company's diagnostic imaging equipment.

In September 1998, the Company began an assessment of the potential for Year 2000 problems with the embedded microprocessors in its other equipment, facilities and corporate and regional offices, including telecommunications systems, utilities, dictation systems, security systems and HVACS. The Company has experienced delays in responses, which have caused the Company to extend the completion of the assessment to June 30, 1999. The Company intends to engage consultants to independently evaluate the Company's progress with its Year 2000 Plan, to assist in the testing (i.e. the verification and validation) of the Company's internal information technology systems, the information systems of its vendors, customers, business partners, landlords and other third parties and its diagnostic imaging equipment.

COSTS TO ADDRESS YEAR 2000 ISSUE: The Company estimates on a preliminary basis that the cost of assessment, renovation, testing and implementation of its internal information technology systems and diagnostic imaging equipment will range from approximately $500,000 to $1,500,000, of which approximately $50,000 has been incurred. The major components of these costs are: consultants, additional personnel costs, programming, new software and hardware, software upgrades, travel expenses and diagnostic imaging equipment replacement. The Company expects that such costs will be funded through operating cash flows. This estimate, based on currently available information, will be updated as the Company continues its assessment and proceeds with renovation, testing and implementation and may be adjusted upon receipt of more information from the Company's vendors, customers and other third parties and upon the design and implementation of the Company's contingency plan. In addition, the availability and cost of consultants and other personnel trained in this area and unanticipated acquisitions might materially affect the estimated costs.

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

CONTINGENCY PLAN: The Company is in the process of developing a contingency plan to address unavoided or unavoidable Year 2000 risks with internal information technology systems and with customers, vendors and other third parties, which will be submitted to the Company's senior management for review by June 30, 1999.

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO MARCH 31, 1998

REVENUES: Revenues increased approximately 38.0% from approximately $85.2 million for the nine months ended March 31, 1998, to approximately $117.6 million for the nine months ended March 31, 1999. This increase was due primarily to the acquisitions discussed above (approximately $25.2 million), an increase in contract services and patient services revenues (approximately $9.2 million) at existing facilities and an increase in other revenues (approximately $0.2 million) which included a one-time settlement payment in connection with an earn-out from the sale of the Company's lithotripsy partnerships in 1995 (approximately $0.4 million), partially offset by the termination of a Fixed Facility and a Gamma Knife Center in 1998 (approximately $2.2 million). Contract services and patient services revenues were negatively impacted in January and early February 1999 due to unusually severe weather conditions in the Midwest and New England, where the Company has a significant number of Mobile Facilities, Fixed Facilities and Centers.

Contract services revenues increased approximately 54.4% from approximately $40.1 million for the nine months ended March 31, 1998, to approximately $61.9 million for the nine months ended March 31, 1999. This increase was due primarily to the acquisitions discussed above (approximately $17.4 million) and an increase at existing facilities (approximately $4.4 million). The increase at existing facilities was due to higher utilization (approximately 13%), offset by a decline in reimbursement from customers, primarily hospitals (approximately 4%), as a result of increased price competition.

Contract services revenues, primarily earned by the Company's Mobile Facilities, represented approximately 53% of total revenues for the nine months ended March 31, 1999. Each year approximately one-quarter to one-third of the contract services agreements are subject to renewal. It is expected that some high volume customer accounts will elect not to renew their agreements and instead will purchase or lease their own diagnostic imaging equipment and some customers may choose an alternative services provider. In the past where agreements have not been renewed, the Company has been able to obtain replacement customer accounts. While some replacement accounts have initially been smaller than the lost accounts, such replacement accounts revenues have generally increased over the term of the agreement. The non-renewal of a single customer agreement would not have a material impact on InSight's contract services revenues; however, non-renewal of several agreements could have a material impact on contract services revenues.

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

Patient services revenues increased approximately 23.5% from approximately $43.4 million for the nine months ended March 31, 1998, to approximately $53.6 million for the nine months ended March 31, 1999. This increase was due primarily to the acquisitions discussed above (approximately $7.6 million) and an increase in revenues at existing facilities (approximately $4.8 million). The increase at existing facilities was due to higher utilization (approximately 9%), partially offset by declines in reimbursement from third party payors (approximately 1%) and reduced revenues from the termination of a Fixed Facility and a Gamma Knife Center in 1998 (approximately $2.2 million).

Management believes that any future increases in revenues at existing facilities can only be achieved by higher utilization and not by increases in procedure prices; however, slower start-ups of new operations, excess capacity of diagnostic imaging equipment, increased competition, and the expansion of managed care may impact utilization and make it difficult for the Company to achieve revenue increases in the future, absent the execution of provider agreements with managed care companies and other payors, and the execution of the Company's business strategy, particularly acquisitions. InSight's operations are principally dependent on its ability (either directly or indirectly through its hospital customers) to attract referrals from physicians and other healthcare providers representing a variety of specialties. In addition, unusually severe weather conditions during the winter in the Midwest and New England, where the Company has a significant number of Mobile Facilities (as a result of the acquisitions of Mobile Imaging Consortium and Signal), Fixed Facilities and Centers, could have a negative impact on the Company's contract services and patient services revenues.

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

COSTS OF OPERATIONS: Costs of operations increased approximately 37.6% from approximately $69.2 million for the nine months ended March 31, 1998, to approximately $95.2 million for the nine months ended March 31, 1999. This increase was due primarily to an increase in costs due to the acquisitions discussed above (approximately $20.1 million) and an increase in costs at existing facilities (approximately $6.8 million), offset by the elimination of costs at the two terminated facilities discussed above (approximately $0.9 million).

Costs of operations, as a percent of total revenues, decreased from approximately 81.3% for the nine months ended March 31, 1998, to approximately 80.9% for the nine months ended March 31, 1999. The decrease was due primarily to reduced costs in diagnostic imaging equipment maintenance, equipment lease and medical supply costs, offset by (i) higher amortization costs associated with the Company's acquisition activities and
(ii) higher salaries and benefits, occupancy and depreciation costs.

CORPORATE OPERATING EXPENSES: Corporate operating expenses increased approximately 16.9% from approximately $6.5 million for the nine months ended March 31, 1998, to approximately $7.6 million for the nine months ended March 31, 1999. This increase was due primarily to (i) increased salaries, benefits and travel costs associated with the Company's acquisition activities, (ii) increased occupancy and communication costs, and (iii) additional information systems costs, offset by reduced legal costs. Corporate operating expenses, as a percent of total revenues, decreased from approximately 7.6% for the nine months ended March 31, 1998, to approximately 6.5% for the nine months ended March 31, 1999.

PROVISION FOR SUPPLEMENTAL SERVICE FEE TERMINATION: In October 1997, as part of the Recapitalization and Bank Financing discussed above, the Company issued to GE 7,000 shares of Series C Preferred Stock to terminate GE's right to receive supplemental service fee payments equal to 14% of the Company's pre-tax income. The Series C Preferred Stock was valued at $7.0 million, and, during the nine months ended March 31, 1998, the Company recorded a one-time provision of approximately $6.3 million, net of amounts previously accrued, for the Preferred Stock issuance.

INTEREST EXPENSE, NET: Interest expense, net increased approximately 127.7% from approximately $4.7 million for the nine months ended March 31, 1998, to approximately $10.7 million for the nine months ended March 31, 1999. This increase was due primarily to additional debt related to (i) the issuance of Notes discussed above, which increased the Company's effective interest rate,
(ii) the acquisitions discussed above, and (iii) the Company upgrading its existing diagnostic imaging equipment, offset by reduced interest as a result of amortization of long-term debt.

PROVISION FOR INCOME TAXES: Provision for income taxes decreased from approximately $0.4 million for the nine months ended March 31, 1998, to approximately $0.3 million for the nine months ended March 31, 1999. The decrease in provision is due to anticipated benefits from the utilization of certain operating loss carryforwards in 1999.

INCOME (LOSS) PER COMMON AND CONVERTED PREFERRED SHARE: On a diluted basis, net loss per common and converted preferred share was ($0.19) for the nine months ended March 31, 1998, compared to net income per common and converted preferred share of $0.45 for the same period in 1999. Excluding the one-time provision for supplemental service fee termination, net income for the nine months ended March 31, 1998 would have been approximately $4.8 million, compared to approximately $4.2 million for the nine months ended March 31, 1999 and net income per common and converted preferred share on a diluted basis for the nine months ended March 31, 1998 would have been $0.64. The decrease in net income per common and converted preferred share was the result of (i) the additional shares outstanding as a result of the Recapitalization discussed above, (ii) increased interest expense, (iii) increased corporate operating expenses, and (iv) a decrease in earnings from unconsolidated partnerships as a result of the installation of new diagnostic imaging equipment, offset by increased gross profit.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO MARCH 31, 1998

REVENUES: Revenues increased approximately 43.7% from approximately $28.4 million for the three months ended March 31, 1998, to approximately $40.8 million for the three months ended March 31, 1999. This increase was due primarily to the acquisitions discussed above (approximately $8.1 million) and an increase in contract services, patient services and other revenues (approximately $4.3 million) at existing facilities. Contract services and patient services revenues were negatively impacted in the first half of the three months ended March 31, 1999 due to unusually severe weather conditions in the Midwest and New England, where the Company has a significant number of Mobile Facilities, Fixed Facilities and Centers.

Contract services revenues increased approximately 67.7% from approximately $13.0 million for the three months ended March 31, 1998, to approximately $21.8 million for the three months ended March 31, 1999. This increase was due primarily to the acquisitions discussed above (approximately $6.4 million) and an increase at existing facilities (approximately $2.4 million). The increase at existing facilities was due to higher utilization (approximately 15%), offset by a decline in reimbursement from customers, primarily hospitals (approximately 5%), as a result of increased price competition.

Patient services revenues increased approximately 23.5% from approximately $14.9 million for the three months ended March 31, 1998, to approximately $18.4 million for the three months ended March 31, 1999. This increase was due primarily to the acquisitions discussed above (approximately $1.8 million) and an increase in revenues at existing facilities (approximately $1.7 million). The increase at existing facilities was due to higher utilization (approximately 12%).

COSTS OF OPERATIONS: Costs of operations increased approximately 47.6% from approximately $22.9 million for the three months ended March 31, 1998, to approximately $33.8 million for the three months ended March 31, 1999. This increase was due primarily to an increase in costs due to the acquisitions discussed above (approximately $6.6 million), (ii) an increase in costs at existing facilities (approximately $3.6 million) and (iii) the elimination of a gain recognized in 1998 due to the termination of the Gamma Knife Center discussed above (approximately $0.7 million).

Costs of operations, as a percent of total revenues, increased from approximately 80.8% for the three months ended March 31, 1998, to approximately 82.8% for the three months ended March 31, 1999. The increase was due to (i) higher amortization costs associated with the Company's acquisition activities and (ii) higher salaries and benefits, occupancy and depreciation costs, offset by reduced diagnostic equipment maintenance and equipment lease costs.

CORPORATE OPERATING EXPENSES: Corporate operating expenses increased approximately 26.1% from approximately $2.3 million for the three months ended March 31, 1998, to approximately $2.9 million for the three months ended March 31, 1999. This increase was due primarily to (i) increased salaries, benefits and travel costs associated with the Company's acquisition activities, (ii) higher occupancy and communications costs, and (iii) additional information systems costs. Corporate operating costs, as a percent of total revenues, decreased from approximately 7.9% for the three months ended March 31, 1998, to approximately 7.1% for the three months ended March 31, 1999.

INTEREST EXPENSE, NET: Interest expense, net increased approximately 164.3% from approximately $1.4 million for the three months ended March 31, 1998, to approximately $3.7 million for the three months ended March 31, 1999. This increase was due primarily to additional debt related to (i) the issuance of Notes discussed above, which increased the Company's effective interest rate,
(ii) the acquisitions discussed above, and (iii) the Company upgrading its existing diagnostic imaging equipment, offset by reduced interest as a result of amortization of long-term debt.

PROVISION FOR INCOME TAXES: During the three months ended March 31, 1999, the Company recorded a provision for income taxes of approximately $0.1 million, compared to no provision recorded in the same period in 1998. The increase in provision in 1999 is due to anticipated tax rates for a full fiscal year, partially offset by anticipated benefits from the utilization of certain operating loss carryforwards.

INCOME PER COMMON AND CONVERTED PREFERRED SHARE: On a diluted basis, net income per common and converted preferred share was $0.20 for the three months ended March 31, 1998, compared to net income per common and converted preferred share of $0.06 for the same period in 1999. The decrease in net income per common and converted preferred share is the result of (i) increased interest expense, (ii) increased corporate operating expenses and
(iii) a decrease in earnings from unconsolidated partnerships as a result of the installation of new diagnostic imaging equipment, offset by increased gross profit.

NEW PRONOUNCEMENTS

As of June 30, 1999, the Company will be required to adopt Statement of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information." The Company believes that adoption of these standards will not have a material impact on the Company.

In fiscal 2001, the Company will be required to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives, Instruments and Hedging Activities" and Statement of Position 98-5, "Reporting on the Costs of Start-up Activities". The Company believes the adoption of these standards will not have a material impact on the Company.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

InSight's market risk exposure relates primarily to interest rates, where InSight will periodically use interest rate swaps to hedge interest rates on long-term debt under its Bank Financing. InSight does not engage in activities using complex or highly leveraged instruments.

At March 31, 1999, InSight had outstanding an interest rate swap, converting the majority of its $46.3 million term loan floating rate debt to fixed rate debt. Since the majority of the Company's debt has historically been fixed-rate debt, the impact of the interest rate swap has not been material on the Company's weighted average interest rate.

                          PART II - OTHER INFORMATION

       ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits.

                           There are none.

                  (b)      Reports on Form 8-K

                           No current reports on Form 8-K were filed by the Company for the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INSIGHT HEALTH SERVICES CORP.



                                       /s/   E. Larry Atkins
                                       ---------------------------------------
                                       E. Larry Atkins
                                       President and Chief Executive Officer



                                       /s/   Thomas V. Croal
                                       ---------------------------------------
                                       Thomas V. Croal
                                       Senior Executive Vice President,
                                       Chief Operating Officer and
                                       Chief Financial Officer


                                       May 17, 1999