Form 10-K
period 1999-06-03
INSIGHT HEALTH SERVICES CORP
filed 1999-09-28
CIK 1012697

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

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
                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of the Registrant's knowledge, in definitive proxy or informative statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _______

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 15, 1999 (based on the closing price on the NASDAQ Small Cap Market on that date) was $17,578,769. The number of shares outstanding of the Registrant's Common Stock as of September 15, 1999 was 2,880,321.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the next Annual Meeting of Stockholders of the Registrant are incorporated herein by reference in Part III.

      Certain exhibits are incorporated herein by reference as set forth in Item 14(a)(3), Exhibits, in Part IV.

                                     PART I


ITEM 1.     BUSINESS

The principal executive offices of InSight Health Services Corp. (the "Company" or "InSight") are located at 4400 MacArthur Blvd., Suite 800, Newport Beach, California 92660, and its telephone number is (949) 476-0733.

RECAPITALIZATION AND FINANCING

On October 14, 1997, InSight consummated a recapitalization ("Recapitalization") pursuant to which (a) certain investors affiliated with TC Group, LLC and its affiliates (collectively, "Carlyle"), a private merchant bank headquartered in Washington, D.C., made a cash investment of $25 million in the Company and received therefor (i) 25,000 shares of newly issued convertible preferred stock, Series B of the Company, par value $0.001 per share ("Series B Preferred Stock"), initially convertible, at the option of the holders thereof, in the aggregate into 2,985,075 shares of common stock, and (ii) warrants (the "Carlyle Warrants") to purchase up to 250,000 shares of common stock at an exercise price of $10.00 per share; (b) General Electric Company ("GE") (i) surrendered its rights under the amended equipment service agreement to receive supplemental service fee payments equal to 14% of pretax income (see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," below) in exchange for (A) the issuance of 7,000 shares of newly issued convertible preferred stock, Series C of the Company, par value $0.001 per share ("Series C Preferred Stock"), initially convertible, at the option of GE, in the aggregate into 835,821 shares of common stock, and (B) warrants (the "GE Warrants") to purchase up to 250,000 shares of common stock at an exercise price of $10.00 per share, and (ii) exchanged all of its convertible preferred stock, Series A of the Company, for an additional 20,953 shares of Series C Preferred Stock, initially convertible, at the option of GE, in the aggregate into 2,501,760 shares of common stock; and (c) the Company executed a credit agreement with Bank of America, N.A. (formerly NationsBank, N.A.) ("BofA") pursuant to which BofA, as agent and lender, provided a total of $125 million in senior secured credit financing including (i) a $50 million term loan facility consisting of a $20 million tranche with increasing amortization over a five-year period and a $30 million tranche with increasing amortization over a seven-year period, principally repayable in years 6 and 7, (ii) a $25 million revolving working capital facility with a five-year maturity, and (iii) a $50 million acquisition facility (the "Bank Financing"). Initial funding under the Bank Financing occurred on October 22, 1997 and, on December 19, 1997, the Bank Financing was increased to a total of $150 million by converting $10 million of outstanding debt under the acquisition facility to the seven-year tranche (which was thereby increased to $40 million) and increasing the acquisition facility to $65 million.

Pursuant to the terms of the Recapitalization, the number of directors comprising the Company's Board of Directors (the "Board") is currently fixed at nine. Six directors (the "Common Stock Directors") are elected by the common stockholders, one of whom (the "Joint Director") is to be proposed by Carlyle and GE and approved by a majority of the Board in its sole discretion. Of the three remaining directors (the "Preferred Stock Directors"), two are elected by the holders of the Series B Preferred Stock and one elected by the holders of the Series C Preferred Stock, in each case acting by written consent and without a meeting of the common stockholders. As long as Carlyle and certain affiliates thereof own an aggregate of at least 50% of the Series B Preferred Stock, originally purchased thereby, the holders of the Series B Preferred Stock will have the right to elect two Preferred Stock Directors and as long as Carlyle and certain affiliates thereof own an aggregate of at least 25% of such stock, such holders will have the right to elect one Preferred Stock Director. As long as GE and its affiliates own an aggregate of at least 25% of the Series C Preferred Stock, originally purchased thereby, GE will have the right to elect one Preferred Stock Director. If any such ownership percentage falls below the applicable threshold, the Preferred Stock Director(s) formerly entitled to be elected by Carlyle or GE, as the case may be, will thereafter be elected by the common stockholders. The Board currently consists of seven directors, four of whom are Common Stock Directors and three of whom are Preferred Stock Directors. There is a vacancy in the Common Stock Directors, as a result of the resignation of E. Larry Atkins, the Company's President and Chief Executive Officer and a Common Stock Director, on July 12, 1999. The vacancy created for the Joint Director has not yet been filled.

The common stockholders currently are entitled to elect a majority of the Board. Under certain circumstances, all of the Series B Preferred Stock and the Series C Preferred Stock may be converted into a newly created convertible preferred stock, Series D of the Company, par value $0.001 per share ("Series D Preferred Stock"). The holders of the Series D Preferred Stock would be entitled to elect a majority of the Board. If a majority of the holders of each of the Series B Preferred Stock and the Series C Preferred Stock elect to convert such Stock into Series D Preferred Stock, then all shares of Series B Preferred Stock and Series C Preferred Stock will automatically be converted into shares of Series D Preferred Stock on the date of such election ("Conversion Date"). Immediately following such conversion, the number of members of the Board will be increased by an additional number of directors

("Conversion Directors") such that the percentage of the total Board represented by the Conversion Directors and the Preferred Stock Directors ("Series D Directors") would correspond to the percentage of common stock owned by the Series D Preferred Stock holders on an as-if-converted basis, provided that the Series D Directors shall constitute less than two-thirds of the Board. In such event, the Preferred Stock Directors would remain on the Board and the vacancies created for the Conversion Directors would be filled by the Series D Preferred Stock holders. Assuming conversion of all of the outstanding Series B Preferred Stock and Series C Preferred Stock, the percentage of the outstanding common stock currently owned by the Series B Preferred Stock holders is approximately 33% and the percentage of common stock currently owned by the Series C Preferred Stock holders is approximately 37%. If such Preferred Stock were converted into Series D Preferred Stock, the aggregate percentage of common stock owned by the Series D Preferred Stock holders would be approximately 70%. Thus, as a result of such conversion, designees of the Series D Preferred Stock holders would constitute a majority (but less than two-thirds) of the Board. The less than two-thirds limitation would expire at the second annual stockholders' meeting after the Conversion Date.

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

CENTERS IN OPERATION

The Company provides diagnostic imaging, treatment and related management services in 31 states throughout the United States. The Company's services are provided through a network of 77 mobile magnetic resonance imaging ("MRI") facilities ("Mobile Facilities"), 35 fixed-site MRI facilities ("Fixed Facilities"), 22 multi-modality imaging centers ("Centers"), five mobile lithotripsy facilities, one Leksell Stereotactic Gamma Unit ("Gamma Knife") treatment center, and one radiation oncology center. An additional radiation oncology center is operated by the Company as part of one of its Centers. The Company's operations are located throughout the United States, with a substantial presence in California, Texas, New England, the Carolinas and the Midwest (Illinois, Indiana and Ohio).

At its Centers, the Company offers other services in addition to MRI, including computed tomography ("CT"), diagnostic and fluoroscopic x-ray, mammography, diagnostic ultrasound, lithotripsy, nuclear medicine, nuclear cardiology, and cardiovascular services. The Company offers additional services through a variety of arrangements including equipment rental, technologist services and training/applications, marketing, radiology management services, patient scheduling, utilization review and billing and collection services.

DIAGNOSTIC IMAGING AND TREATMENT TECHNOLOGY

During approximately the last 20 years there has been a major effort undertaken by the medical and scientific communities to develop cost-effective diagnostic imaging technologies and to minimize the risks associated with the application of such technologies. The major categories of diagnostic imaging systems currently offered in the medical marketplace are conventional x-ray, CT scanners, digital ultrasound systems, computer-based nuclear gamma cameras, radiography/fluoroscopy systems and MRI systems, each of which (other than conventional x-ray) represents the marriage of computer technology and various medical imaging modalities. Patients exposed to x-rays and to gamma rays employed in nuclear medicine receive potentially harmful ionizing radiation. Much of the thrust of product development during the period has been to reduce the hazards associated with conventional x-ray and nuclear medicine techniques and to develop new, virtually harmless imaging technologies such as ultrasound and MRI.

MRI: The Company believes that the introduction of MRI technology into the health care marketplace marked a significant advance in diagnostic medicine. Magnetic resonance is a technique that utilizes low energy radiowaves to manipulate protons (usually hydrogen) in the body. MRI systems place patients in a magnetic field. Once in the magnetic field, the protons in a patient's body will tend to align with the magnetic field. Radio frequency ("RF") waves, produced by a radio antenna coil, which surrounds the body part to be imaged, are "pulsed" against the magnetic field. The RF energy is then turned off, and the protons are observed for different types of behavior, movement or "relaxation." Different tissues have different relaxation times, depending on the amount of hydrogen or water in each proton. The data on each proton's behavior is collected digitally by the system's computer and then reconstructed into cross-sectional images in three-dimensional planes of orientation. The resulting image reproduces soft tissue anatomy (as found in the brain, spinal cord and interior ligaments of body joints such as the knee) with superior clarity, not available by any other currently existing imaging modality. A typical MRI examination takes from 20 to 45 minutes. MRI systems are typically priced in the range of $0.9 million to $2 million each, depending upon the system configuration, magnet design and field strength.

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

Because the signals used to produce magnetic resonance images contain both chemical and structural information, the Company believes this technique has greater potential for many important diagnostic applications than any other imaging technology currently in use. While existing MRI systems demonstrate excellent portrayals of anatomical structures within the human body, of even greater significance is the fact that MRI is also sensitive to subtle differences between tissues. Thus, MRI offers not only the opportunity for highly effective classical diagnosis, but also the potential for future monitoring of chemical processes within the body.

OPEN MRI: Recent technological advances in software and gradient coil technology for MRI systems have allowed equipment with lower magnetic field strength and open architecture design to offer significantly improved image quality. Most Open MRI systems use permanent electromagnetic technology, which substantially lowers both siting and service costs, but does not provide images as efficiently as high-field MRI systems. The open design allows for studies not normally possible in conventional MRI systems, including exams of infants, pediatric patients, claustrophobic patients, large or obese patients and patients suffering from post-traumatic stress syndrome. Open MRI is also capable of conducting musculoskeletal exams that require the patient to move or flex, such as kinematic knee studies. A typical Open MRI non-kinematic exam takes from 45 to 90 minutes. Open MRI systems are priced in the range of $0.6 million to $1 million each.

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

Typical scanning times for a single cross-sectional image are in the one second to six second range. A complete CT examination takes from 15 to 45 minutes, depending on the complexity of the examination and number of individual cross-sectional images required. The current selling prices of CT systems fall in the range of $0.3 million to $1.5 million each, depending upon the specific performance characteristics of the systems. Based on the fact that CT systems have been commercially marketed for approximately 20 years, the Company believes that CT is a relatively mature technology and, therefore, not subject to significant risk of obsolescence.

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

GAMMA KNIFE: The Gamma Knife is a state-of-the-art radiosurgical device used to treat intracranial neoplasma and vascular anomalies, which are inaccessible or unsuitable for conventional invasive surgery. The Gamma Knife was designed to provide neurosurgeons and radiation therapists with the ability to perform radiosurgery, using high-energy gamma rays, instead of conventional invasive techniques (open surgery), thereby generally eliminating the risk of infection and intracerebral bleeding. The Gamma Knife delivers a single high dose of ionizing radiation emanating from 201 individual Cobalt 60 sources focused on a common target producing an intense concentration of radiation at the target site, destroying the lesion while spreading the entry radiation dose uniformly and harmlessly over the patient's skull. The Gamma Knife treatment requires no open surgical intervention, no lengthy hospital stay and no risk of post-surgical bleeding or infection. When compared to the average length of stay and costs associated with conventional surgery, the Gamma Knife greatly reduces the cost of neurosurgical treatment. Typical treatment time is approximately 10 to 15 minutes per area of interest. In addition, other applications for the Gamma Knife are currently being developed. Investigative work is being conducted to treat patients for chronic pain and motion disorders such as Parkinson's disease, epilepsy and trigeminal neuralgia. These applications represent an expanded market for the Gamma Knife. The current selling price of a Gamma Knife system is approximately $3 million.

BUSINESS STRATEGY

The Company believes a consolidation in the diagnostic imaging industry is occurring and is necessary in order to provide surviving companies the opportunity to achieve operating and administrative efficiencies through consolidation. The Company's strategy is to further develop and expand regional diagnostic imaging networks that emphasize quality of care, produce cost-effective diagnostic information and provide superior service and convenience to its customers. The strategy of the Company is focused on the following components: (i) to further participate in the consolidation occurring in the diagnostic imaging industry by continuing to build its market presence in its existing regional diagnostic imaging networks through geographically disciplined acquisitions; (ii) to develop or acquire additional regional networks in strategic locations where the Company can offer a broad range of services to its customers and realize increased economies of scale; (iii) to continue to market current diagnostic imaging applications through its existing facilities to optimize and increase overall procedure volume; (iv) to strengthen the regional diagnostic imaging networks by focusing on managed care customers;
(v) to implement a variety of new products and services designed to further leverage its core business strengths, including: Open MRI systems and the radiology co-source product which involves the joint ownership and management of the physical and technical operations of the multi-modality radiology department of a hospital or multi-specialty physician group.

In fiscal 1999, the Company completed two acquisitions as follows: a 70% interest in a partnership which owns four Centers and two Fixed Facilities in Buffalo, New York and; and a 100% interest in three Centers and two Fixed Facilities in Phoenix, Arizona. The Company utilized its Bank Financing to fund the purchase price of these acquisitions.

In addition, on July 22, 1999, the Company opened its second radiology co-source outpatient Center in Granada Hills, California, which was financed with internally generated funds.

GOVERNMENT REGULATION

The health care industry is highly regulated and changes in laws and regulations can be significant. Changes in the law or new interpretation of existing laws can have a material effect on permissible activities of the Company, the relative costs associated with doing business and the amount of reimbursement by government and other third-party payors. The federal government and all states in which the Company currently operates regulate various aspects of the Company's business. Failure to comply with these laws could adversely affect the Company's ability to receive reimbursement for its services and subject the Company and its officers to penalties.

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

FDA PREMARKET APPROVALS: The U.S. Food and Drug Administration ("FDA") has issued the requisite premarket approval for all of the MRI, CT, lithotripsy and Gamma Knife systems utilized by the Company. The Company does not believe that any further FDA approval is required in connection with equipment currently in operation or proposed to be operated.

RADIOLOGIST LICENSING: The radiologists with whom the Company may enter into agreements to provide professional services are subject to licensing and related regulations by the states. As a result, the Company requires its radiologists to have and maintain appropriate licensure. The Company does not believe that such laws and regulations will either prohibit or require licensure approval of its business operations, although no assurances can be made that such laws and regulations will not be interpreted to extend such prohibitions or requirements to the Company's operations.

LIABILITY INSURANCE: The hospitals and physicians who use the Company's diagnostic imaging systems are involved in the delivery of health care services to the public and, therefore, are exposed to the risk of liability claims. The Company's position is that it does not engage in the practice of medicine. The Company provides only the equipment and technical components of diagnostic imaging, including certain limited nursing services, and has not experienced any material losses due to claims for malpractice. Nevertheless, claims for malpractice have been asserted against the Company in the past and any future claims, if successful, could result in substantial damage awards to the claimants, which may exceed the limits of any applicable insurance coverage. The Company maintains professional liability insurance in amounts it believes are adequate for its business of providing diagnostic imaging, treatment and management services. In addition, the radiologists or other health care professionals with whom the Company contracts are required by such contracts to carry adequate medical malpractice insurance. Successful malpractice claims asserted against the Company, to the extent not covered by the Company's liability insurance, could have a material adverse effect on the Company's business, financial condition and results of operations.

INDEPENDENT PHYSIOLOGICAL LABORATORIES; INDEPENDENT DIAGNOSTIC TREATMENT
FACILITIES: Under past Medicare policy, imaging centers generally participated in the Medicare program as either medical groups or, subject to the discretion of individual Medicare carriers, Independent Physiological Laboratories ("IPLs"). The IPL is a loosely defined Medicare provider category that is not specifically authorized to provide imaging services. Accordingly, certain carriers permit IPLs to provide imaging services and others do not. In the past, the Company has preferred, to the extent possible, to operate imaging centers for Medicare purposes as IPLs. The Company believes that the designation of its imaging centers as IPLs gave it greater operational control than it would have had if its imaging centers were operated under the medical group model, where the Company would function as a "manager".

The Health Care Financing Administration ("HCFA") has established a new category of Medicare provider intended to replace IPLs, referred to as Independent Diagnostic Treatment Facilities ("IDTFs"). Under these regulations, imaging centers have the option to participate in the Medicare program as either IDTFs or medical groups. The Company believes that the impact of the IDTF regulations is likely to be positive overall. Accordingly, the Company is in the process of converting most of its imaging centers to IDTFs, except in those states where the medical group model is required. In addition, since the IDTF designation is new, it is unclear to what extent and in what manner IDTFs will be monitored by HCFA, but it is probable that HCFA will exercise increased oversight of IDTFs compared to IPLs, which could have a material adverse effect on the Company's business, financial condition and results of operations.

CERTIFICATES OF NEED: Some states require hospitals and certain other health care facilities to obtain a certificate of need ("CON") or similar regulatory approval prior to the commencement of certain healthcare operations or services and/or the acquisition of major medical equipment including MRI and Gamma Knife systems. CON regulations may limit or preclude the Company from providing diagnostics imaging services or systems in certain states. The Company believes that it will not be required to obtain CONs in most of the states in which it intends to operate, and in those states where a CON is required, the Company believes it has complied or will comply with such requirements. Nevertheless, a significant increase in the number of states regulating the Company's business within the CON or state licensure framework could adversely affect the Company's business, financial condition and results of operations. Conversely, repeal of existing CON regulations in jurisdictions where the Company has obtained or operates under a CON could also adversely affect the Company's business, financial condition and results of operations as barriers to entry are reduced or removed. This is an area of continuing legislative activity, and there can be no assurance that the Company will not be subject to CON and licensing statutes in other states in which it operates or may operate in the future.

REIMBURSEMENT OF HEALTH CARE COSTS

MEDICARE: Beginning in late 1983, prospective payment regulations became effective under the federal Medicare program. The Medicare program provides reimbursement for hospitalization, physician, diagnostic and certain other services to eligible persons 65 years of age and over and certain others. Providers of service are paid by the federal government in accordance with regulations promulgated by the HHS and generally accept said payment, with nominal co-insurance amounts required to be paid by the service recipient, as payment in full. In general, these regulations provide for a specific prospective payment to reimburse hospitals for inpatient treatment services based upon the diagnosis of the patient. Although outpatient services are presently exempt from prospective payment reimbursement, Congress has instructed the Prospective Payment Assessment Commission to study alternative methods for reimbursing hospitals for outpatient services, including prospective payment methods, and the Medicare program has adopted fee schedules for some diagnostic services. Congressional and regulatory action in fiscal 1998 imposed additional requirements on the eligibility of certain diagnostic services for reimbursement by the Medicare program, including requirements regarding necessary documentation from ordering physicians and supervision by radiologists. Such congressional and regulatory action reflects industry-wide cost containment pressures, which the Company believes, will affect all health care providers for the foreseeable future. Such reductions in reimbursement levels may affect health care providers' ability to pay for services offered by the Company and could indirectly adversely affect the Company's business, financial condition and results of operations.

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

MANAGED CARE: Health Maintenance Organizations ("HMOs") and Preferred Provider Organizations ("PPOs") attempt to control the cost of health care services. Managed care contracting has become very competitive and reimbursement schedules are at or below Medicare reimbursement levels. The development and expansion of HMOs, PPOs and other managed care organizations within the Company's regional networks could have a negative impact on utilization of the Company's services in certain markets and/or affect the revenue per procedure which the Company can collect, since such organizations will exert greater control over patients' access to diagnostic imaging services, the selection of the provider of such services and the reimbursement thereof. The Company also expects that the excess capacity of equipment in the United States may negatively impact operations because of the competition among health care providers for contracts with all types of managed care organizations. As a result of such competition, the length of term of any contracts, which the Company may obtain, and the payment to the Company for such services may also be negatively affected. See "Customers and Fees".

PRIVATE INSURANCE: Private health insurance programs generally have authorized the payment for the Company's services on satisfactory terms and HCFA has authorized reimbursement under the federal Medicare program for all diagnostic imaging and treatment services currently being provided by the Company. However, if Medicare reimbursement is reduced, the Company believes that private health insurance programs will also reduce reimbursement in response to reductions in government reimbursement, which could have an adverse impact on the Company's business.

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

COMPETITION

The health care industry in general, and the market for diagnostic imaging services in particular, are highly competitive. The Company competes principally on the basis of its reputation for productive and cost-effective quality services. The Company's operations must compete with groups of radiologists, established hospitals and certain other independent organizations, including equipment manufacturers and leasing companies, that own and operate imaging equipment. The Company will continue to encounter substantial competition from hospitals and independent organizations, including with respect to its Mobile Facilities, Alliance Imaging, Inc. and its affiliates. Some of the Company's direct competitors that provide contract diagnostic imaging services may have access to greater financial resources than the Company.

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

CUSTOMERS AND FEES

The Company's revenues are primarily generated from contract services and patient services. Contract services revenues are generally earned from services billed to a hospital or other health care provider which include: (i) fee-for-service arrangements in which revenues are based upon a contractual rate per procedure, (ii) equipment rental in which revenues are generally based upon a fixed monthly rental, and (iii) management fees. Contract services revenues are primarily earned through Mobile Facilities and certain Fixed Facilities and are generally paid pursuant to hospital contracts with a life span of up to five years for Mobile Facilities and up to ten years for Fixed Facilities. Patient services revenues are services billed directly to patients or third party payors (generally managed care organizations, Medicare, Medicaid, commercial insurance carriers and worker's compensation funds), on a fee-for-service basis and are primarily earned through Centers and certain Fixed and Mobile Facilities.

The Company's Fixed Facility operations are principally dependent on the Company's ability (either directly or indirectly through its hospital customers) to attract referrals from physicians and other health care providers representing a variety of specialties. The Company's eligibility to provide service in response to a referral is often dependent on the existence of a contractual arrangement with the referred patient's insurance carrier (primarily if the insurance is provided by a managed care organization). The Company currently has in excess of 400 contracts with managed care organizations for diagnostic imaging services provided at the Company's Fixed Facilities primarily on a discounted fee-for-service basis. Managed care contracting has become very competitive and reimbursement schedules are at or below Medicare reimbursement levels. A significant decline in referrals and/or reimbursement rates would adversely affect the Company's business, financial condition and results of operations. See "Managed Care".

The Company's contract services revenues represent approximately 53% of total revenues. Each year approximately one-quarter to one-third of the contract services agreements for Mobile Facilities are subject to renewal. It is expected that some high volume customer accounts will elect not to renew their agreements and instead will purchase or lease their own diagnostic imaging equipment and some customers may choose an alternative services provider.

In the past, when such agreements have not been renewed, the Company has been able to obtain replacement contracts. While some replacement accounts have initially been smaller than the lost accounts, such replacement accounts' revenues have generally increased over the term of the contract; however, new and renewal contracts may not offset revenues from customers electing not to renew their contracts with the Company. Although the non-renewal of a single customer contract would not have a material impact on the Company's contract services revenues, non-renewal of several contracts could have a material impact on contract services revenues.

In addition, the Company's contract services revenues with regard to its Mobile Facilities in certain markets depend in part on some hospital accounts with high volume. If the future reimbursement levels of such hospitals were to decline or cease or if such hospitals were to become financially insolvent and if such agreements were not replaced with new accounts or with the expansion of services on existing accounts, the Company's contract services revenues would be adversely affected. No single source accounts for more than 10% of the Company's total revenues.

DIAGNOSTIC IMAGING AND OTHER EQUIPMENT

The Company has estimated that it has invested approximately $119 million since June 1996, to replace and upgrade diagnostic imaging systems and to purchase new systems. As a result, the Company has technologically advanced, state-of-the-art diagnostic imaging equipment. The Company owns or leases 166 diagnostic imaging and treatment systems, of which 114 are conventional MRI systems, 24 are Open MRI systems, 20 are CT systems, five are lithotripters, two are radiation oncology systems and one is a Gamma Knife. The Company owns 96 of its imaging and treatment systems and has operating leases for the remaining 70 systems. Of the Company's 114 conventional MRI systems, 51% have a magnet strength of 1.5 Tesla and 36% have a magnet strength of 1.0 Tesla. Currently, the industry standard magnet strength for fixed and mobile systems is 1.5 Tesla. The Company is in the process of upgrading or replacing its remaining conventional MRI systems from magnet strengths of less than 1.0 Tesla to magnet strengths of at least 1.0 Tesla. Ten of the Company's Open MRI systems are less than one year old.

The Company's master lease agreement with GE Medical Systems ("GEMS") includes a variable lease arrangement for 12 of the Company's 70 leased imaging and treatment systems, which can significantly reduce the Company's downside cash flow risk. Under the Company's standard operating lease agreement with GEMS, the Company pays approximately $30,000 per month to lease each system. Under the variable rate election, the Company may choose to pay a monthly rental fee averaging $18,000 per system, plus 40% of the operating profits generated by such system, or to store idle systems at a fixed location for a monthly payment to GEMS of $1,500 per system, representing approximately half of the monthly maintenance costs for an idle system. The Company's variable lease arrangement with GEMS covers most of the Company's older systems, which the Company either has upgraded or expects to replace within the next 18 to 24 months. As of September 1, 1999, the Company had elected the variable lease option with respect to two of the 12 systems in the variable rate pool, each of which requires total monthly payments of $13,000 or less. The option to elect the variable lease structure in the future with respect to additional systems provides the Company with downside cash flow protection in the event that any particular MRI system experiences low utilization.

The Company continues to evaluate the mix of its MRI equipment in response to changes in technology and to the surplus capacity in the marketplace. The overall technological competitiveness of the Company's equipment continues to improve through upgrades, disposal and/or trade-in of older equipment and the purchase or execution of leases for new equipment.

Several substantial companies are presently engaged in the manufacture of MRI (including Open MRI), CT and other diagnostic imaging equipment, including GEMS, Hitachi Medical Systems, Phillips Medical Systems North America Company, Picker International, Inc., and Siemens Medical Systems, Inc. The Company maintains good working relationships with many of the major manufacturers to better ensure an adequacy of supply as well as access to those types of diagnostic imaging systems which appear most appropriate for the specific diagnostic or treatment center to be established.

EMPLOYEES

As of September 1, 1999, the Company had approximately 1,030 full-time and 70 part-time employees. None of the Company's employees are covered by a collective bargaining agreement. Management believes its employee relations to be satisfactory.

FORWARD-LOOKING STATEMENTS DISCLOSURE

Except for the historical information contained in this report, certain statements contained herein are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve a number of risks and uncertainties, including, but not limited to, availability of financing; limitations and delays in reimbursement by third-party payors; contract renewals and financial stability of customers; technology changes; governmental regulation; conditions within the health care environment; adverse utilization trends for certain diagnostic imaging procedures; aggressive competition; general economic factors; the Company's inability to carry out its business strategy due to rising purchase prices of imaging centers and companies; successful integration of acquisitions; and the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission (the "SEC").

ITEM 2.     PROPERTIES

The Company leases approximately 20,000 square feet of office space for its executive offices in Newport Beach, California, under a lease expiring in 2001, approximately 11,800 square feet of office space for its eastern regional offices in Farmington, Connecticut, under a lease expiring in 2002, approximately 4,400 square feet of office space for a billing office in Merrillville, Indiana, under a lease expiring in 2003 and approximately 5,400 square feet of office space for a billing office in Santa Ana, California, under a lease expiring in 2008. The Company believes its facilities are adequate for its reasonably foreseeable needs. In addition, the following table sets forth the other principal properties used as imaging or treatment facilities by the Company as of June 30, 1999:


                                                     APPROXIMATE
NAME OF FACILITY                                     SQUARE FEET           LOCATION
----------------                                     -----------           --------
OWNED:
Granada Hills Open MRI Center (1)                        2,200             Granada Hills, California
Northern Indiana Oncology Center                         3,500             Valparaiso, Indiana
Berwyn Magnetic Resonance Center (1)                     3,800             Berwyn, Illinois
Garfield Imaging Center (1)                              4,500             Monterey Park, California
LAC/USC Imaging Sciences Center (1)                      8,500             Los Angeles, California
Maxum Diagnostic Center-Eighth Avenue                   10,000             Ft. Worth, Texas
Chattanooga Outpatient Center                           14,700             Chattanooga, Tennessee




Harbor/UCLA Diagnostic Imaging Center (1)               15,000             Torrance, California
Diagnostic Outpatient Center (1)                        17,800             Hobart, Indiana


LEASED:
Lockport MRI - Maple Road                                  500             Williamsville, New York
Buckhead Imaging                                         1,500             Atlanta, Georgia
Diagnostic Imaging Center - N. 18th Place                1,800             Phoenix, Arizona
Lockport MRI                                             2,200             N. Tonawanda, New York
Lockport MRI                                             2,400             Lockport, New York
Redwood City MRI                                         2,900             Redwood City, California
Diagnostic Imaging Center                                3,100             Tempe, Arizona
Lockport MRI - Youngs Road                               3,800             Tonawanda, New York
Dublin Imaging                                           3,900             Dublin, Ohio
Lockport MRI                                             4,000             Williamsville, New York
Open MRI of Orange County                                4,000             Santa Ana, California
Washington Magnetic Resonance Center                     4,100             Whittier, California
Diagnostic Imaging Center  - 15th Avenue                 4,700             Phoenix, Arizona
Imaging Center at Murfreesboro                           5,000             Murfreesboro, Tennessee
Marshwood Imaging                                        5,000             Scarborough, Maine
Lockport MRI                                             5,200             East Amherst, New York
Diagnostic Imaging Center                                5,800             Peoria, Arizona
Maxum Diagnostic Center - Preston Road                   5,800             Dallas/Plano, Texas
Open MRI of Hayward                                      6,400             Hayward, California
Central Maine Imaging Center                             7,250             Lewiston, Maine
St. John's Regional Imaging Center                       7,700             Oxnard, California
Ocean Medical Imaging Center                             8,700             Tom's River, New Jersey
Diagnostic Imaging Center - E. Thomas Road              10,600             Phoenix, Arizona
Broad Street Imaging Center                             12,700             Columbus, Ohio
Maxum Diagnostic Center - Forest Lane                   18,500             Dallas, Texas
InSight Mountain Diagnostics                            19,100             Las Vegas, Nevada
Fleet Services/Training/Applications                    20,000             Winston-Salem, North Carolina


(1) The Company owns the building and holds the related land under a long-term lease.

In fiscal 1998, the Company completed the purchase of 77,690 square feet of land in Ft. Worth, Texas, upon which the Company intended to build a Center to which certain existing operations in Ft. Worth would be relocated; however, the Company is currently evaluating its options.

In fiscal 1999, the Company completed the purchase of two buildings (approximately 14,700 square feet) in Chattanooga, Tennessee, in which the Chattanooga Outpatient Center is located. The Company also completed the sale of the building (approximately 19,100 square feet) in Las Vegas, Nevada in which InSight Mountain Diagnostics is located and entered into a lease expiring in 2014.

In connection with the acquisition in Phoenix, Arizona, the Company assumed (i) a lease for approximately 7,000 square feet of storage space in Tempe, Arizona, under a lease expiring in 1999; and (ii) a lease for approximately 5,300 square feet of office space in Nashville, Tennessee, under a lease expiring in 2002, which the Company is intending to sublease.

ITEM 3.     LEGAL PROCEEDINGS

The Company is engaged from time to time in the defense of lawsuits arising out of the ordinary course and conduct of its business and has insurance policies covering such potential insurable losses where such coverage is cost-effective. The Company believes that the outcome of any such lawsuits will not have a material adverse impact on the Company's business, financial condition and results of operations.

On May 8, 1998, Medical Synergies, Inc. ("MSI") and its subsidiary, The Center for Diagnostic Medical Services, Inc. ("CDMSI"), filed a complaint against InSight Health Corp. ("IHC") and certain of its then current officers, E. Larry Atkins, Thomas V. Croal, Glenn P. Cato, Robert N. LaDouceur and Michael A. Boylan, in the District Court of Dallas County, Texas. Plaintiffs alleged that they had a final and binding agreement with IHC with respect to the acquisition by IHC of certain assets, and assumption by IHC of certain liabilities, of MSI and CDMSI. Plaintiffs' complaint included claims of anticipatory repudiation of an alleged agreement, fraud, negligent misrepresentation, tortious interference with contract, tortious interference with prospective business relations and attorneys' fees based on breach or repudiation of the alleged agreement. The complaint requested a judgment for actual, compensatory and consequential damages in an unspecified amount, punitive and exemplary damages in an unspecified amount, pre-judgment and post-judgment interest, attorneys' fees, expenses, costs and disbursements. The case was removed to the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division, since MSI and CDMSI filed, after the filing of the complaint against the defendants, for protection under Chapter 11 of the federal bankruptcy law.

On April 13, 1999, the parties negotiated a settlement of the lawsuit at a mediation and a formal settlement agreement was executed by all parties. The settlement agreement was subject to approval by the bankruptcy court in the bankruptcies of MSI and CDMSI. The bankruptcy court approved the settlement on July 8, 1999. Under the terms of the settlement, IHC on behalf of all defendants, paid the plaintiffs an immaterial monetary settlement for all of the plaintiffs' claims and the plaintiffs and defendants mutually released each other from any further claims. On July 14, 1999, the lawsuit was dismissed by the District Court. A portion of the settlement and the Company's attorney's fees will be reimbursed by the Company's insurance company.

On June 15, 1999, InfoTech Software Corporation ("InfoTech") filed a complaint against IHC, Shawn P. Railey, Jason P. Gardner and Alchemy Software Corporation ("Alchemy") in the District Court of Dallas County, Texas. The plaintiff alleges that, among other things, in March 1994, Maxum Health Corp. ("MHC"), an affiliate of IHC, entered into an agreement with InfoTech to design and implement a custom information system for MHC and that MHC received only a license to use the software and did not have the right to sublicense or otherwise provide third parties access to InfoTech's software or to modify it. InfoTech further alleges that defendants Railey and Gardner, former InfoTech employees, resigned from InfoTech and formed Alchemy, conspired to and did steal the IHC project from InfoTech and are now providing services to IHC. The plaintiff's complaint includes claims of unfair competition, breach of contract, collusion, business disparagement and tortious interference with contractual relations. The complaint requests a judgment for actual and exemplary damages in unspecified amounts, attorney's fees, pre-judgment and post judgment interest, costs and disbursements. The defendants have filed an answer to the complaint and discovery has commenced and is continuing. The Company believes the plaintiff's claims are without merit and intends to vigorously defend the lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's common stock is traded on the national over-the-counter market and quoted on the NASDAQ Small Cap Market under the symbol "IHSC". The following table sets forth the high and low prices as reported by NASDAQ for the Company's common stock for the quarters indicated. The prices (rounded to the nearest 1/8 or nearest 1/32 where applicable) represent quotations between dealers without adjustment for mark-up, markdown or commission, and may not necessarily represent actual transactions.

QUARTER ENDED                        LOW            HIGH

September 30, 1998                   6              12
December 31, 1998                    4 1/2           9
March 31, 1999                       5               8
June 30, 1999                        4 15/16         9




September 30, 1997                    4 1/4           7 3/4
December 31, 1997                     6 1/2          17 3/4
March 31, 1998                       10 1/2          18
June 30, 1998                        10 3/4          14 3/8


The Company has never paid a cash dividend on its common stock and does not expect to do so in the foreseeable future. The Company's credit agreement with its primary lender and the indenture governing publicly-issued debt securities of the Company contain restrictions on its ability to pay dividends on its common stock.

As of September 15, 1999, the Company's records indicate that there were in excess of 1,981 beneficial holders of common stock and approximately 449 stockholders of record.

ITEM 6.     SELECTED FINANCIAL DATA

On June 26, 1996, in connection with the Agreement and Plan of Merger among the Company, IHC (formerly American Health Services Corp., a Delaware corporation) ("AHS"), and MHC, AHS and MHC became wholly owned subsidiaries of the Company (the "Merger"). The Merger was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. MHC has been treated as the acquirer for accounting purposes, based upon relative revenues, book values and other factors. The selected consolidated financial data presented as of and for the years ended June 30, 1999, 1998 and 1997, the six months ended June 30, 1996 and 1995 (unaudited), and for the years ended December 31, 1995 and 1994 has been derived from the Company's audited consolidated financial statements and should be read in conjunction with such consolidated financial statements and related notes as of and for the years ended June 30, 1999, 1998 and 1997, and
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this report.

            (Amounts in thousands, except shares and per share data)


                                                                                       SIX MONTHS ENDED        YEARS ENDED
                                                                                     ----------------------
                                                        YEARS ENDED JUNE 30,         JUNE 30,   JUNE 30,      DECEMBER 31,
                                                   --------------------------------                        --------------------
                                                     1999        1998       1997     1996 (1)   1995(1) (9)1995 (1)   1994 (1)
                                                   ----------  ---------  ---------  ---------  ---------  ---------  ---------
STATEMENT OF OPERATIONS DATA:
Revenues                                           $ 161,992   $ 119,018   $92,273    $26,460    $24,434    $50,609    $45,868
Operating income (loss) (2) (3)                       17,422      7,770      5,774     (2,949)      (331)    (1,193)    (2,777)
Interest expense, net                                 14,500      6,827      4,066      1,144        648      1,626      1,206
Net income (loss) (4) (5) (6) (7)                      6,112        512      1,281       (979)      (979)    (4,319)     4,156

Income (loss) per common and converted preferred
  share (8):
    Basic                                             $ 0.67     $ 0.06     $ 0.25    $ (0.70)   $ (0.73)   $ (3.21)   $ 3.04
    Diluted                                           $ 0.65     $ 0.06     $ 0.24    $ (0.70)   $ (0.73)   $ (3.21)   $ 2.96



                                                                  AT JUNE 30,                                AT DECEMBER 31,
                                                   -------------------------------------------             --------------------
BALANCE SHEET DATA:                                  1999        1998       1997       1996                1995 (1)   1994 (1)
                                                   ----------  ---------  ---------  ---------             ---------  ---------
Working capital (deficit)                           $ 24,651   $ 36,109   $ (6,162)  $ (1,441)             $ (2,228)   $ 1,587
Property and equipment, net                           90,671     75,146     34,060     29,349                12,386      5,272
Intangible assets                                     80,327     74,831     32,579     16,216                 4,047      1,194
Total assets                                         238,304    231,592     97,271     69,313                28,306     22,592
Total long-term liabilities                          161,116    155,642     59,205     39,839                19,723      9,575
Stockholders' equity (deficit)                        44,106     37,858      6,685      5,404                (4,005)       300


     (1) The selected consolidated financial data represents historical data of MHC only.
     (2) Includes a provision for supplemental service fee termination of $6.3 million in 1998.
     (3) Includes a provision for reorganization and other costs of $3.3 million in 1999.
     (4) Includes a provision for securities litigation settlement of $1.5 million in 1995.
     (5) Includes a gain on sale of partnership interests of $4.9 million in 1994.
     (6) Includes an extraordinary gain on debt extinguishment of $3.2 million and $3.3 million in 1996 and 1994, respectively.
     (7)  Includes an income tax benefit of $3.5 million in 1999.
     (8) Amounts are computed on a pro forma basis as if the reset of par value of MHC common stock and related conversion into the Company's common stock had occurred on January 1, 1994.
     (9)  Unaudited.
    (10) No cash dividends have been paid on the Company's common stock for the periods indicated above.

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

ACQUISITIONS

The Company believes a consolidation in the diagnostic imaging industry is occurring and is necessary in order to provide surviving companies the opportunity to achieve operating and administrative efficiencies through consolidation. The Company's strategy is to further develop and expand regional diagnostic imaging networks that emphasize quality of care, produce cost-effective diagnostic information and provide superior service and convenience to its customers. The strategy of the Company is focused on the following components: (i) to further participate in the consolidation occurring in the diagnostic imaging industry by continuing to build its market presence in its existing regional diagnostic imaging networks through geographically disciplined acquisitions; (ii) to develop or acquire additional regional networks in strategic locations where the Company can offer a broad range of services to its customers and realize increased economies of scale; (iii) to continue to market current diagnostic imaging applications through its existing facilities to optimize and increase overall procedure volume; (iv) to strengthen the regional diagnostic imaging networks by focusing on managed care customers; (v) to implement a variety of new products and services designed to further leverage its core business strengths, including: Open MRI systems and the radiology co-source product, which involves the joint ownership and management of the physical and technical operations of the multi-modality radiology department of a hospital or multi-specialty physician group. The Company believes that long-term viability is contingent upon its ability to successfully execute its business strategy.

In fiscal 1997, the Company completed three acquisitions as follows: a Fixed Facility in Hayward, California; Mobile Facilities in Maine and New Hampshire; and a Center in Chattanooga, Tennessee. All three transactions included the purchase of assets and assumption of certain equipment related liabilities. The cumulative purchase price for these acquisitions was approximately $18.6 million.

In fiscal 1998, the Company completed four acquisitions as follows: a Center in Columbus, Ohio; a Center in Murfreesboro, Tennessee; a Fixed Facility in Redwood City, California; and a Center in Las Vegas, Nevada. In connection with the purchase of the Center in Columbus, Ohio, the Company also acquired a majority ownership interest in a new Center in Dublin, Ohio. All transactions included the purchase of assets and assumption of certain equipment related liabilities. The cumulative purchase price for these acquisitions was approximately $18.4 million.

In fiscal 1998, the Company also acquired all of the capital stock of Signal Medical Services, Inc. ("Signal") through the merger of Signal into a wholly owned subsidiary of the Company. The purchase price was approximately $45.7 million. The Signal assets primarily consisted of Mobile Facilities in the Northeastern and Southeastern United States.

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

In fiscal 1999, the Company completed two acquisitions as follows: a 70% interest in a partnership which owns four Centers and two Fixed Facilities in Buffalo, New York; and a 100% interest in three Centers and two Fixed Facilities in Phoenix, Arizona. The cumulative purchase price for these two acquisitions was approximately $16.9 million. In addition, on July 22, 1999, the Company opened its second radiology co-source outpatient center in Granada Hills, California, which was financed with internally generated funds.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company operates in a capital intensive, high fixed cost industry that requires significant amounts of working capital to fund operations, particularly the initial start-up and development expenses of new operations and yet is constantly under external pressure to contain costs and reduce prices. Revenues and cash flows have been adversely affected by an increased collection cycle, competitive pressures and major restructurings within the health care industry. This adverse effect on revenues and cash flow is expected to continue. (See Item
1. "Business-Business Strategy").

The Company continues to pursue acquisition opportunities. The Company believes that the expansion of its business through acquisitions is a key factor in maintaining profitability. Generally, acquisition opportunities are aimed at increasing revenues and profits, and maximizing utilization of existing capacity; however, the Company has incurred and will continue to incur costs for the salaries, benefits and travel expenses of its business development team. Incremental operating profit resulting from future acquisitions will vary depending on geographic location, whether facilities are Mobile or Fixed, the range of services provided and the Company's ability to integrate the acquired businesses into its existing infrastructure. Since the Merger, the Company has completed ten acquisitions as discussed above. No assurance can be given, however, that the Company will be able to identify suitable acquisition candidates and thereafter complete such acquisitions on terms acceptable to the Company.

As noted above (see Item 1. "Business-Recapitalization and Financing"), the Company consummated the Recapitalization on October 14, 1997, pursuant to which
(a) the Company issued to Carlyle 25,000 shares of Series B Preferred Stock having a liquidation preference of $1,000 per share and warrants to purchase 250,000 shares of Common Stock at an exercise price of $10.00 per share, generating net proceeds to the Company (after related transaction costs of approximately $2.0 million) of approximately $23.0 million; (b) the Company issued to GE 7,000 shares of Series C Preferred Stock, with a liquidation preference of $1,000 per share, in consideration of the termination of GE's right to receive supplemental service fee payments equal to 14% of the Company's pretax income, warrants to purchase 250,000 shares of common stock at an exercise price of $10.00 per share, and an additional 20,953 shares of Series C Preferred Stock in exchange for all of GE's shares of Series A Preferred Stock; and (c) the Company executed a credit agreement with BofA which included (i) a $50 million term loan facility consisting of a $20 million tranche with increasing amortization over a five-year period and a $30 million tranche with increasing amortization over a seven-year period, principally repayable in years 6 and 7, (ii) a $25 million revolving working capital facility with a five-year maturity, and (iii) a $50 million acquisition facility. Initial funding under the Bank Financing occurred on October 22, 1997 and, on December 19, 1997, the Bank Financing was increased to a total of $150 million by converting $10 million of outstanding debt under the acquisition facility to the seven-year tranche (which was thereby increased to $40 million) and increasing the acquisition facility to $65 million. The net proceeds from the Carlyle investment were used to refinance a portion of the outstanding GE indebtedness (approximately $20 million). At the initial funding of the Bank Financing, all of the term loan facility was drawn down to refinance all of the remaining GE indebtedness (approximately $50 million) and approximately $8 million of the revolving facility was drawn down for working capital purposes. The terms of the Series B Preferred Stock and the Series C Preferred Stock, as well as the Bank Financing, contain certain restrictions on the Company's ability to act without first obtaining a waiver or consent from Carlyle, GE and BofA.

On June 12, 1998, the Company completed a refinancing of substantially all of its debt through the issuance of $100 million of Notes. The Notes bear interest at 9.625%, with interest payable semi-annually and mature in June 2008. The Notes are redeemable at the option of the Company, in whole or in part, on or after June 15, 2003. The Notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness, as defined in the indenture, of the Company, including borrowings under the Bank Financing. The terms of the Notes contain certain restrictions on the Company's ability to act without first obtaining consent of the noteholders.

Concurrently with the issuance of the Notes, the Company entered into an amendment to, and restatement of the Bank Financing, pursuant to which, among other things, the Company refinanced and consolidated its prior $20 million tranche term loan and $40 million tranche term loan into a $50 million term loan, with a six-year amortization. Borrowings under the $50 million term loan bear interest at LIBOR plus 1.75%. The Company utilized a portion of the net proceeds from the Notes, together with the net proceeds of the borrowing under the term loan portion of the Bank Financing to repay outstanding indebtedness under the Bank Financing. The remaining net proceeds of approximately $28.8 million were used for general corporate purposes. At June 30, 1999, there was approximately $42.5 million in borrowings under the term loan.

As part of the amendment to the Bank Financing, the Company has available a $25 million working capital facility with a five-year maturity and a $75 million acquisition facility with a six-year maturity. Borrowings under both credit facilities bear interest at LIBOR plus 1.75%. The Company is required to pay an annual unused facility fee of between 0.375% and 0.5%, payable quarterly, on unborrowed amounts under both facilities, of which the Company paid approximately $0.5 million during the year ended June 30, 1999. At June 30, 1999, there was approximately $3.1 million in borrowings under the working capital facility and $16.3 million in borrowings under the acquisition facility.

Net cash provided by operating activities was approximately $10.9 million for the year ended June 30, 1999. Cash provided by operating activities resulted primarily from net income before depreciation and amortization (approximately $31.0 million), offset by an increase in accounts receivable (approximately $8.3 million), and a reduction in accounts payable and other current liabilities (approximately $7.6 million). The increase in accounts receivable is due primarily to the Company's acquisition and development activities.

Net cash used in investing activities was approximately $47.2 million for the year ended June 30, 1999. Cash used in investing activities resulted primarily from the Company purchasing new diagnostic imaging equipment or upgrading its existing diagnostic imaging equipment (approximately $18.4 million), offset by the sale of the building in which a Center is located in Las Vegas, Nevada (approximately $3.6 million) and from the Company's acquisition and development activities, net of cash acquired (approximately $27.2 million), which included the purchase of two buildings in which a Center is located in Chattanooga, Tennessee (approximately $3.2 million).

Net cash provided by financing activities was approximately $5.9 million for the year ended June 30, 1999, resulting primarily from borrowings of long-term debt (approximately $23.8 million), offset by principal payments of debt and capital lease obligations (approximately $17.5 million).

The Company has committed to purchase or lease in connection with the development of new Mobile Facilities and replacement of diagnostic imaging equipment at Fixed and Mobile Facilities, at an aggregate cost of approximately $23 million, 16 MRI systems for delivery during the year ending June 30, 2000. The Company expects to use internally generated funds or operating leases from GE to finance the purchase of such equipment. In addition, the Company previously committed to purchase or lease from GE, at an aggregate cost of approximately $29 million, including siting costs, 24 Open MRI systems for delivery and installation. As of June 30, 1999, the Company had installed 16 of such Open MRI systems: four at existing Centers, three in newly opened Fixed Facilities, and nine in Mobile Facilities which operate in existing networks serviced by conventional Mobile Facilities. On August 30, 1999, the Company sold one Open MRI system, which it intended to install in a Fixed Facility at a hospital in Houston, Texas, to the hospital. As of August 31, 1999, the Company has a remaining commitment to purchase or lease seven of such Open MRI systems, at an aggregate cost of approximately $9 million. The Company may purchase, lease or upgrade other MRI systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new imaging centers are developed in accordance with the Company's business strategy.

The Company's lease expense for diagnostic imaging equipment and other miscellaneous equipment for the year ended June 30, 1999 was approximately $18.5 million. The operating leases generally provide the Company with the ability to purchase the equipment at fair market value at the end of the lease or at a negotiated amount during the term of the lease. As of June 30, 1999, the Company believes the leased equipment could be purchased for approximately $85 million. The purchase of the leased equipment would require the Company to obtain satisfactory financing and the consent of its lenders.

The Company believes that, based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity, including borrowings available under the Bank Financing, will be sufficient through June 30, 2001 to fund anticipated capital expenditures and make required payments of principal and interest on its debt, including payments due on the Notes and obligations under the Bank Financing. In addition, the Company continually evaluates potential acquisitions and expects to fund such acquisitions from its available sources of liquidity, including borrowings under the Bank Financing. The Company's acquisition strategy, however, may require sources of capital in addition to that currently available to the Company, and no assurance can be given that the Company will be able to raise any such necessary additional funds on terms acceptable to the Company or at all.

RESULTS OF OPERATIONS

YEARS ENDED JUNE 30, 1999 AND 1998

REVENUES: Revenues increased approximately 36.1% from approximately $119.0 million for the year ended June 30, 1998, to approximately $162.0 million for the year ended June 30, 1999. This increase was due primarily to the acquisitions and opened facilities discussed above (approximately $31.2 million) and an increase in contract services, patient services and other revenues (approximately $14.0 million) at existing facilities, partially offset by the termination of a Fixed Facility and a Gamma Knife Center in 1998 (approximately $2.2 million).

Contract services revenues increased approximately 53.5% from approximately $55.7 million for the year ended June 30, 1998, to approximately $85.5 million for the year ended June 30, 1999. This increase was due primarily to the acquisitions discussed above (approximately $18.1 million) and an increase at existing facilities (approximately $11.7 million). The increase at existing facilities was due to higher utilization (approximately 10%) offset by a decline in reimbursement from customers, primarily hospitals (approximately 3%).

Contract services revenues, primarily earned by its Mobile Facilities, represented approximately 53% of total revenues for the year ended June 30, 1999. Each year approximately one-quarter to one-third of the contract services agreements are subject to renewal. It is expected that some high volume customer accounts will elect not to renew their agreements and instead will purchase or lease their own diagnostic imaging equipment and some customers may choose an alternative services provider. In the past where agreements have not been renewed, the Company has been able to obtain replacement customer accounts. While some replacement accounts have initially been smaller than the lost accounts such replacement accounts revenues have generally increased over the term of the agreement. The non-renewal of a single customer agreement would not have a material impact on the Company's contract services revenues; however, non-renewal of several agreements could have a material impact on contract services revenues.

In addition, the Company's contract services revenues with regard to its Mobile Facilities in certain markets depend in part on some customer accounts with high volume. If the future reimbursement levels of such customers were to decline or cease or if such customers were to become financially insolvent and if such agreements were not replaced with new accounts or with the expansion of services on existing accounts, the Company's contract services revenues would be adversely affected.

Patient services revenues increased approximately 23.3% from approximately $59.7 million for the year ended June 30, 1998, to approximately $73.6 million for the year ended June 30, 1999. This increase was due primarily to the acquisitions and opened centers discussed above (approximately $11.7 million) and an increase in revenues at existing facilities (approximately $4.4 million). The increase at existing facilities was due to higher utilization (approximately 9%), partially offset by declines in reimbursement from third party payors (approximately 1%) and reduced revenues from the termination of a Fixed Facility and a Gamma Knife Center in fiscal 1998 (approximately $2.2 million).

Management believes that any future increases in revenues at existing facilities can only be achieved by higher utilization and not by increases in procedure prices; however, slower start-ups of new operations, excess capacity of diagnostic imaging equipment, increased competition, and the expansion of managed care may impact utilization and make it difficult for the Company to achieve revenue increases in the future, absent the execution of provider agreements with managed care companies and other payors, and the execution of the Company's business strategy, particularly acquisitions. The Company's operations are principally dependent on its ability (either directly or indirectly through its hospital customers) to attract referrals from physicians and other health care providers representing a variety of specialties. The Company's eligibility to provide service in response to a referral is often dependent on the existence of a contractual arrangement with the referred patient's insurance carrier (primarily if the insurance is provided by a managed care organization). Managed care contracting has become very competitive and reimbursement schedules are at or below Medicare reimbursement levels, and a significant decline in referrals could have a material impact on the Company's revenues.

COSTS OF OPERATIONS: Costs of operations increased approximately 35.4% from approximately $96.7 million for the year ended June 30, 1998, to approximately $130.9 million for the year ended June 30, 1999. This increase was due primarily to an increase in costs due to the acquisitions and opened centers discussed above (approximately $25.4 million) and an increase in costs at existing facilities (approximately $9.9 million), offset by the elimination of costs at the two terminated facilities discussed above (approximately $1.1 million).

Costs of operations, as a percent of total revenues, decreased from approximately 81.3% for the year ended June 30, 1998, to approximately 80.8% for the year ended June 30, 1999. The percentage decrease is due primarily to reduced costs in service supplies, equipment maintenance, and equipment lease and depreciation costs as a result of the Company negotiating favorable supply contracts and upgrading its existing diagnostic imaging equipment. The decrease is offset by higher salaries and benefits and marketing costs.

PROVISION FOR SUPPLEMENTAL SERVICE FEE TERMINATION: As part of the Recapitalization and Bank Financing discussed above, the Company issued to GE 7,000 shares of Series C Preferred Stock to terminate GE's rights to receive supplemental service fee payments equal to 14% of the Company's pretax income. The Series C Preferred Stock was valued at $7.0 million and, during the year ended June 30, 1998, the Company recorded a one-time provision of approximately $6.3 million, net of amounts previously accrued, for the Preferred Stock issuance.

PROVISION FOR REORGANIZATION AND OTHER COSTS: In the fourth quarter of fiscal 1999, the Company recorded a one-time provision for reorganization and other costs of $3.3 million, consisting of the following: The Company realigned its corporate and regional organization to improve financial performance and operating efficiencies and recorded a provision with respect to the related employee severances and office closing costs of approximately $1.8 million. Additionally, in connection with its business strategy, the Company evaluated a number of potential acquisitions in the last six months of fiscal 1999 which it did not complete. The Company has recorded a provision of approximately $0.7 million for legal, accounting and consulting costs associated with certain potential acquisitions that the Company determined were no longer consistent with its strategic objectives. Finally, the Company reevaluated its information systems in light of organizational changes and developed a new strategic plan to modify and reimplement its proprietary radiology information system. Accordingly, the Company recorded a provision with respect to related software and other capitalized costs of approximately $0.8 million.

CORPORATE OPERATING EXPENSES: Corporate operating expenses increased approximately 22.5%, from approximately $8.9 million for the year ended June 30, 1998, to approximately $10.9 million for the year ended June 30, 1998. This increase was due primarily to (i) increased salaries, benefits and travel costs associated with the Company's acquisition and development activities, (ii) increased occupancy and communication costs, and (iii) additional information systems costs, offset by reduced legal costs. Corporate operating expenses, as a percentage of total revenues, decreased from approximately 7.5% for the year ended June 30, 1998, to approximately 6.7% for the year ended June 30, 1999.

INTEREST EXPENSE, NET: Interest expense, net increased approximately 113.2% from approximately $6.8 million for the year ended June 30, 1998, to approximately $14.5 million for the year ended June 30, 1999. This increase was due primarily to additional debt related to (i) the issuance of Notes discussed above, which increased the Company's effective interest rate, (ii) the acquisitions discussed above, and (iii) the Company upgrading its existing diagnostic imaging equipment, offset by reduced interest as a result of amortization of long-term debt.

PROVISION FOR INCOME TAXES: Provision for income taxes decreased from approximately $0.4 million for the year ended June 30, 1998, to a benefit of approximately $3.2 million for the year ended June 30, 1999. The decrease in provision is due to the Company recording a reduction to the valuation allowance of approximately $3.5 million to recognize anticipated benefits from the utilization of certain net operating loss carryforwards available for use in fiscal 2000.

INCOME PER COMMON AND CONVERTED PREFERRED SHARE: On a diluted basis, net income per common and converted preferred share was $0.65 for the year ended June 30, 1999, compared to net income per common and converted preferred share of $0.06 for the same period in 1998. Excluding the one-time provision for reorganization and other costs and the benefit for income taxes discussed above, net income per common and converted preferred share on a diluted basis for the year ended June 30, 1999 would have been $0.63. Excluding the one-time provision for supplemental service fee termination discussed above, net income per common and converted preferred share on a diluted basis for the year ended June 30, 1998 would have been $0.83. The decrease in net income per common and converted preferred share before such provisions and benefit is the result of (i) the additional shares outstanding as a result of the Recapitalization discussed above, (ii) increased interest expense, and (iii) a decrease in earnings from unconsolidated partnerships as a result of the installation of new diagnostic imaging equipment, offset by increased income from company operations.

YEARS ENDED JUNE 30, 1998 AND 1997

REVENUES: Revenues increased approximately 29.0% from approximately $92.2 million for the year ended June 30, 1997, to approximately $119.0 million for the year ended June 30, 1998. This increase was due primarily to the acquisitions discussed above (approximately $20.0 million) and an increase in contract services, patient services and other revenues (approximately $8.2 million) at existing facilities. Contract services revenues increased approximately 16.5% from approximately $47.8 million for the year ended June 30, 1997, to approximately $55.7 million for the year ended June 30, 1998. This increase was due primarily to the acquisitions discussed above (approximately $4.0 million) and an increase at existing facilities (approximately $3.9 million). The increase at existing facilities was due to higher utilization (approximately 17%) offset by a decline in reimbursement from customers, primarily hospitals (approximately 4%).

Patient services revenues increased approximately 42.5% from approximately $41.9 million for the year ended June

30, 1997, to approximately $59.7 million for the year ended June 30, 1998. This increase was due primarily to the acquisitions discussed above (approximately $15.9 million) and an increase in revenues at existing facilities (approximately $3.4 million). The increase at existing facilities was due to higher utilization (approximately 11%), partially offset by declines in reimbursement from third party payors (approximately 4%) and reduced revenues from the termination of a Fixed Facility and a Gamma Knife Center in fiscal 1998 (approximately $1.5 million).

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

Costs of operations, as a percent of total revenues, decreased from approximately 86.3% for the year ended June 30, 1997, to approximately 81.3% for the year ended June 30, 1998. The decrease in percent is due primarily to reduced costs in service supplies, equipment maintenance, and equipment lease and depreciation costs as a result of the Company negotiating favorable supply contracts and upgrading its existing diagnostic imaging equipment. The decrease is offset by higher salaries and benefits and marketing costs.

PROVISION FOR SUPPLEMENTAL SERVICE FEE TERMINATION: As part of the Recapitalization and Bank Financing, the Company issued to GE 7,000 shares of Series C Preferred Stock to terminate GE's rights to receive supplemental service fee payments equal to 14% of the Company's pretax income. The Series C Preferred Stock was valued at $7.0 million and, during the year ended June 30, 1998, the Company recorded a one-time provision of approximately $6.3 million, net of amounts previously accrued, for the Preferred Stock issuance.

CORPORATE OPERATING EXPENSES: Corporate operating expenses increased approximately 20.3%, from approximately $7.4 million for the year ended June 30, 1997, to approximately $8.9 million for the year ended June 30, 1998. This increase was due primarily to additional consulting, legal and travel costs associated with the Company's acquisition activities. Corporate operating expenses, as a percentage of total revenues, decreased from approximately 8.1% for the year ended June 30, 1997, to approximately 7.5% for the year ended June 30, 1998.

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

INCOME PER COMMON AND CONVERTED PREFERRED SHARE: On a diluted basis, net income per common and converted preferred share was $0.06 for the year ended June 30, 1998, compared to net income per common and converted preferred share of $0.24 for the same period in 1997. Excluding the one-time provision for supplemental service fee termination, net income per common and converted preferred share on a diluted basis would have been $0.83. The improvement in net income per common and converted preferred shares before provision for supplemental service fee termination is the result of (i) increased income from company operations and
(ii) an increase in earnings from unconsolidated partnerships, offset by (i) increased interest expense, and (ii) the provision for income taxes.

NEW PRONOUNCEMENTS

In fiscal 2001, the Company will be required to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives, Instruments and Hedging Activities", as deferred and amended by SFAS No. 137. The Company believes the adoption of this standard will not have a material impact on the Company's financial condition or results of operations.

YEAR 2000 ISSUE

IMPACT OF YEAR 2000: The Year 2000 Issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, computer programs, computers and embedded microprocessors controlling equipment with date-sensitive systems may recognize Year 2000 as 1900 or not at all. This inability to recognize or properly treat Year 2000 may result in computer system failures or miscalculations of critical financial and operational information as well as failures of equipment controlling date-sensitive microprocessors. In addition, miscalculations or failures could be caused by the fact that the Year 2000 is a leap year.

STATE OF READINESS: The Company started to formulate a plan to address the Year 2000 Issue in late 1995. To date, the Company's primary focus has been on its own internal information technology systems, including all types of systems in use by the Company in its operations, marketing, finance and human resources departments, and to deal with the most critical systems first. The Company has developed a Year 2000 Plan to address all of its Year 2000 Issues. The Company has given its Executive Vice President and Chief Information Officer specific responsibility for managing its Year 2000 Plan and a Year 2000 Committee has been established to assist in developing and implementing the Year 2000 Plan. The Year 2000 Plan involves generally the following phases: awareness, assessment, renovation, testing and implementation.

Although the Company's assessment of the Year 2000 Issue is incomplete, the Company has completed an assessment of substantially all of its internal information technology systems. As a result of delays in obtaining information, the Company now estimates that it will complete the assessment of its remaining internal information technology systems by November 15, 1999 and will then establish a timetable for the renovation phase of the remaining technology systems. The Company has already completed the renovation of approximately 60% of its information technology systems, including modifying and upgrading software and developing and purchasing new software, and continues to renovate the portions of such systems for which assessment is complete. The Company has begun the testing and implementation phases. The Company's goal is to complete such phases by November 15, 1999, although complications arising from unanticipated acquisitions might cause some delay.

The Company is assessing the potential for Year 2000 problems with the information systems of its customers and vendors. The Company has sent to the majority of its vendors, customers, business partners, landlords and other third parties, questionnaires and letters to confirm their Year 2000 readiness. The Company is reviewing the responses and evaluating whether any further action is necessary. The Company has extended the date to complete such assessment to November 15, 1999. The Company does not have sufficient information to provide an estimated timetable for completion of renovation and testing that such parties with which the Company has a material relationship may undertake. The Company is unable to estimate the costs that it may incur to remedy the Year 2000 Issues relating to such parties.

The Company has received some preliminary information concerning the Year 2000 readiness of some of its customers, vendors and other third parties with which the Company has a material relationship and expects to finalize its discussions with most of such parties by November 15, 1999 in an attempt to determine the extent to which the Company is vulnerable to those parties' possible failure to become Year 2000 ready.

All of the Company's diagnostic imaging equipment used to provide imaging services have computer systems and applications, and in some cases embedded microprocessors, that could be affected by Year 2000 Issues. The Company has substantially completed its assessment of the impact on its diagnostic imaging equipment by contacting the vendors of such equipment. The vendor with respect to the majority of the MRI and CT equipment used by the Company has informed the Company (i) that certain identified MRI and CT equipment is Year 2000 ready,
(ii) it has developed software for functional workarounds to ensure Year 2000 compliance with respect to the balance of its noncompliant MRI and CT equipment and (iii) remediation will be made during future regular maintenance visits prior to December 31, 1999. The Company is in the process of contacting the other vendors of its diagnostic imaging equipment. While progress has been slow, the Company has received some information from such other vendors with respect to their assessment of the impact on the equipment that they provided to the Company and the nature and timetable of the remediation that such vendors may propose. In addition, the Company is utilizing other resources at its disposal, e.g. equipment vendor web sites, to assist in its assessment. As a result of these delays, the Company now expects to complete its assessment by November 1, 1999, subject to equipment vendor response, and that renovation will be completed by November 15, 1999. The Company expects that its equipment vendors will propose timely remediation and will bear the cost of modifying or otherwise renovating the Company's diagnostic imaging equipment.

In September 1998, the Company began an assessment of the potential for Year 2000 problems with the embedded microprocessors in its other equipment, facilities and corporate and regional offices, including telecommunications systems, utilities, dictation systems, security systems and HVACS. The Company has experienced delays in responses, which have caused the Company to extend the completion of the assessment to November 15, 1999.

COSTS TO ADDRESS YEAR 2000 ISSUE: The Company estimates on a preliminary basis that the cost of assessment, renovation, testing and implementation of its internal information technology systems and diagnostic imaging equipment will range from approximately $500,000 to $1,500,000, primarily relating to capital expenditures for the replacement of diagnostic imaging equipment, if required. To date, the Company has incurred costs of approximately $100,000 relating to consultants, additional personnel, programming, new software and hardware, software upgrades and travel expenses. The Company expects that such costs will be funded through internally generated funds. This estimate, based on currently available information, will be updated as the Company continues its assessment and proceeds with renovation, testing and implementation and may be adjusted upon receipt of more information from the Company's vendors, customers and other third parties and upon the design and implementation of the Company's contingency plan. In addition, the availability and cost of consultants and other personnel trained in this area and unanticipated acquisitions might materially affect the estimated costs.

RISKS TO THE COMPANY: The Company's Year 2000 Issue involves significant risks. There can be no assurance that the Company will succeed in implementing the Year 2000 Plan. The following describes the Company's most reasonably likely worst-case scenario, given current uncertainties. If the Company's renovated or replaced internal information technology systems fail the testing phase, or any software application or embedded microprocessors central to the Company's operations are overlooked in the assessment or implementation phases, significant problems including delays may be incurred in billing the Company's major customers (Medicare, HMOs or private insurance carriers) for services performed. If its major customers' systems do not become Year 2000 compliant on a timely basis, the Company will have problems and incur delays in receiving and processing correct reimbursement. If the computer systems of third parties with which the Company's systems exchange data do not become Year 2000 compliant both on a timely basis and in a manner compatible with continued data exchange with the Company's information technology systems, significant problems may be incurred in billing and reimbursement. If the systems on the diagnostic imaging equipment utilized by the Company are not Year 2000 compliant, the Company may not be able to provide imaging services to patients. If the Company's vendors or suppliers of the Company's necessary power, telecommunications, transportation and financial services fail to provide the Company with equipment and services, the Company will be unable to provide services to its customers. If any of these uncertainties were to occur, the Company's business, financial condition and results of operations would be adversely affected. The Company is unable to assess the likelihood of such events occurring or the extent of the effect on the Company.

CONTINGENCY PLAN: The Company is in the process of developing a contingency plan to address unavoided or unavoidable Year 2000 risks with internal information technology systems and with customers, vendors and other third parties, which is expected to be submitted to the Company's senior management for review by November 1, 1999.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk exposure relates primarily to interest rates, where the Company will periodically use interest rate swaps to hedge interest rates on long-term debt under its Bank Financing. The Company does not engage in activities using complex or highly leveraged instruments.

At June 30, 1999, the Company had outstanding an interest rate swap, converting $38.5 million of its term loan floating rate debt to fixed rate debt. Since the majority of the Company's debt has historically been fixed-rate debt, the impact of the interest rate swap has not been material on the Company's weighted average interest rate.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                   Index to Consolidated Financial Statements
                for the Years Ended June 30, 1999, 1998 and 1997


                                                                                 PAGE NUMBER
                                                                                 -----------
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                             23

CONSOLIDATED BALANCE SHEETS                                                          24

CONSOLIDATED STATEMENTS OF INCOME                                                    25

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                                      26

CONSOLIDATED STATEMENTS OF CASH FLOWS                                                27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                        28-50

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                             57

SCHEDULE IX - VALUATION AND QUALIFYING ACCOUNTS                                      58


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To InSight Health Services Corp.:

We have audited the accompanying consolidated balance sheets of INSIGHT HEALTH SERVICES CORP. (a Delaware corporation) and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended June 30, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InSight Health Services Corp. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for the years ended June 30, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP



Orange County, California
September 24, 1999

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 1999 AND 1998
             (Amounts in thousands, except share and per share data)


                                                                                         1999              1998
                                                                                      ---------        ---------
                                       ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                        $  14,294        $  44,740
     Trade accounts receivables, net                                                     35,987           25,663
     Other current assets                                                                 3,952            3,050
     Deferred income taxes                                                                3,350               --
                                                                                      ---------        ---------
        Total current assets                                                             57,583           73,453
                                                                                      ---------        ---------
PROPERTY AND EQUIPMENT, net                                                              90,671           75,146
INVESTMENTS IN PARTNERSHIPS                                                               1,415            1,523
OTHER ASSETS                                                                              8,308            6,639
INTANGIBLE ASSETS, net                                                                   80,327           74,831
                                                                                      ---------        ---------
                                                                                      $ 238,304        $ 231,592
                                                                                      ---------        ---------
                                                                                      ---------        ---------
                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of equipment and other notes                                     $  10,580        $   7,978
     Current portion of capital lease obligations                                         1,863            2,162
     Accounts payable and other accrued expenses                                         20,489           27,204
                                                                                      ---------        ---------
        Total current liabilities                                                        32,932           37,344
                                                                                      ---------        ---------
LONG-TERM LIABILITIES:
     Equipment and other notes, less current portion                                    153,986          144,637
     Capital lease obligations, less current portion                                      6,201           10,021
     Other long-term liabilities                                                            929              984
                                                                                      ---------        ---------
        Total long-term liabilities                                                     161,116          155,642
                                                                                      ---------        ---------
COMMITMENTS (Note 9)

MINORITY INTEREST                                                                           150              748
                                                                                      ---------        ---------
STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 3,500,000 shares authorized:
        Convertible Series B preferred stock, 25,000 shares outstanding at
          June 30, 1999 and 1998, with a liquidation preference of $25,000
          as of June 30, 1999                                                            23,923           23,923
        Convertible Series C preferred stock, 27,953 shares outstanding at
          June 30, 1999 and 1998, with a liquidation preference
          of $27,953 as of June 30, 1999                                                 13,173           13,173
     Common stock, $.001 par value, 25,000,000 shares authorized,
          2,879,071 and 2,824,090 shares outstanding at June 30, 1999 and 1998,
          respectively                                                                        3                3
     Additional paid-in capital                                                          23,551           23,415
     Accumulated deficit                                                                (16,544)         (22,656)
                                                                                      ---------        ---------
        Total stockholders' equity                                                       44,106           37,858
                                                                                      ---------        ---------
                                                                                      $ 238,304        $ 231,592
                                                                                      ---------        ---------
                                                                                      ---------        ---------


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                             (Amounts in thousands,
                        except share and per share data)


                                                             1999              1998              1997
                                                         -----------        -----------       -----------
REVENUES:
     Contract services                                   $    85,491        $    55,661       $    47,827
     Patient services                                         73,565             59,669            41,916
     Other                                                     2,936              3,688             2,530
                                                         -----------        -----------       -----------
        Total revenues                                       161,992            119,018            92,273
                                                         -----------        -----------       -----------
COSTS OF OPERATIONS:
     Costs of services                                        85,317             62,378            50,015
     Provision for doubtful accounts                           2,618              1,871             1,483
     Equipment leases                                         18,522             17,023            18,396
     Depreciation and amortization                            24,468             15,441             9,740
                                                         -----------        -----------       -----------
        Total costs of operations                            130,925             96,713            79,634
                                                         -----------        -----------       -----------
        Gross profit                                          31,067             22,305            12,639

PROVISION FOR SUPPLEMENTAL SERVICE FEE TERMINATION                --              6,309                --

PROVISION FOR REORGANIZATION AND OTHER COSTS                   3,300                 --                --

CORPORATE OPERATING EXPENSES                                  10,893              8,933             7,431
                                                         -----------        -----------       -----------
        Income from company operations                        16,874              7,063             5,208

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS                548                707               566
                                                         -----------        -----------       -----------
        Operating income                                      17,422              7,770             5,774

INTEREST EXPENSE, net                                         14,500              6,827             4,066
                                                         -----------        -----------       -----------
        Income before income taxes                             2,922                943             1,708

PROVISION (BENEFIT) FOR INCOME TAXES                          (3,190)               431               427
                                                         -----------        -----------       -----------
        Net income                                       $     6,112        $       512       $     1,281
                                                         -----------        -----------       -----------
                                                         -----------        -----------       -----------
INCOME PER COMMON AND CONVERTED PREFERRED SHARE:

        Basic                                            $      0.67        $      0.06       $      0.25
                                                         -----------        -----------       -----------
                                                         -----------        -----------       -----------
        Diluted                                          $      0.65        $      0.06       $      0.24
                                                         -----------        -----------       -----------
                                                         -----------        -----------       -----------
WEIGHTED AVERAGE NUMBER OF COMMON AND CONVERTED
     PREFERRED SHARES OUTSTANDING:

        Basic                                              9,158,041          7,964,238         5,214,531
                                                         -----------        -----------       -----------
                                                         -----------        -----------       -----------
        Diluted                                            9,375,531          8,271,298         5,440,315
                                                         -----------        -----------       -----------
                                                         -----------        -----------       -----------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          INSIGHT HEALTH SERVICES CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                    (Amounts in thousands, except share data)

                                                                    Preferred Stock
                                           ------------------------------------------------------------------
                                                   Series A                    Series B                    Series C
                                           -------------------------- ---------------------------    -------------------------
                                              Shares         Amount       Shares          Amount      Shares         Amount
                                           ------------  ------------   -----------    ----------    ---------   -------------
BALANCE AT JUNE 30, 1996                    2,501,760     $    6,750           --      $       --         --      $       --


Stock options exercised                            --             --           --              --         --              --

Net income                                         --             --           --              --         --              --
                                           ------------  ------------   -----------    ----------    ---------   -------------
BALANCE AT JUNE 30, 1997                    2,501,760          6,750           --              --         --              --

Stock options and  warrants exercised              --             --           --              --         --              --

Sale of Series B preferred stock                   --             --       25,000          23,923         --              --

Exchange of Series A for Series C
    preferred stock                        (2,501,760)        (6,750)          --              --     20,953           6,173

Supplemental service fee termination               --             --           --              --      7,000           7,000

Adjustment for fractional shares
     on MHC and IHC exchange                       --             --           --              --         --              --

Net income                                         --             --           --              --         --              --
                                           ------------  ------------   -----------    ----------    ---------   -------------
BALANCE AT JUNE 30, 1998                           --             --       25,000          23,923     27,953          13,173

Stock options exercised                            --             --           --              --         --              --

Common stock issued                                --             --           --              --         --              --

Net income                                         --             --           --              --         --              --
                                           ------------  ------------   -----------    ----------    ---------   -------------
BALANCE AT JUNE 30, 1999                           --     $       --       25,000      $   23,923     27,953      $   13,173
                                           ------------  ------------   -----------    ----------    ---------   -------------
                                           ------------  ------------   -----------    ----------    ---------   -------------


                                                   Common Stock             Additional
                                            -----------------------------     Paid-In         Accumulated
                                               Shares            Amount       Capital            Deficit            Total
                                            -----------     -------------   -----------      ------------     ------------
BALANCE AT JUNE 30, 1996                     2,710,240       $        3      $   23,100       $  (24,449)      $    5,404


Stock options exercised                          4,485               --              --               --               --

Net income                                          --               --              --            1,281            1,281
                                            -----------     -------------   -----------      ------------     ------------
BALANCE AT JUNE 30, 1997                     2,714,725                3          23,100          (23,168)           6,685

Stock options and  warrants exercised          110,372               --             315               --              315

Sale of Series B preferred stock                    --               --              --               --           23,923

Exchange of Series A for Series C
    preferred stock                                 --               --              --               --             (577)

Supplemental service fee termination                --               --              --               --            7,000

Adjustment for fractional shares
     on MHC and IHC exchange                    (1,007)              --              --               --               --

Net income                                          --               --              --              512              512
                                            -----------     -------------   -----------      ------------     ------------
BALANCE AT JUNE 30, 1998                     2,824,090                3          23,415          (22,656)          37,858

Stock options exercised                         52,596               --             115               --              115

Common stock issued                              2,385               --              21               --               21

Net income                                          --               --              --            6,112            6,112
                                            -----------     -------------   -----------      ------------     ------------
BALANCE AT JUNE 30, 1999                     2,879,071       $        3      $   23,551        $ (16,544)        $ 44,106
                                            -----------     -------------   -----------      ------------     ------------
                                            -----------     -------------   -----------      ------------     ------------





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED JUNE 30,
                               1999, 1998 AND 1997
                             (Amounts in thousands)


                                                                                     1999              1998              1997
                                                                               --------------   ---------------   ---------------
OPERATING ACTIVITIES:
     Net income                                                                   $   6,112       $     512       $   1,281
     Adjustments to reconcile net income
       to net cash provided by operating activities:
       Total depreciation and amortization                                           24,887          15,749           9,740
       Amortization of deferred gain on debt restructure                                (75)         (1,384)         (1,047)
       Provision for supplemental service fee termination                                --           6,309              --
     Cash provided by (used in) changes in operating assets and liabilities:
       Trade accounts receivables                                                    (8,324)         (5,853)         (1,518)
       Other current assets                                                          (4,106)           (316)            160
       Accounts payable and other accrued expenses                                   (7,602)          3,199          (1,138)
                                                                                  ---------       ---------       ---------
          Net cash provided by operating  activities                                 10,892          18,216           7,478
                                                                                  ---------       ---------       ---------
INVESTING ACTIVITIES:
     Cash acquired in acquisitions                                                      850           4,174              --
     Acquisition of Centers and Mobile Facilities                                   (28,046)        (56,720)        (18,566)
     Additions to property and equipment                                            (18,440)        (23,644)         (6,868)
     Other                                                                           (1,565)         (1,978)         (4,943)
                                                                                  ---------       ---------       ---------
          Net cash used in investing activities                                     (47,201)        (78,168)        (30,377)
                                                                                  ---------       ---------       ---------
FINANCING ACTIVITIES:
     Proceeds from issuance of preferred stock                                           --          23,346              --
     Proceeds from stock options and warrants exercised                                 115             315              --
     Proceeds from issuance of common stock                                              21              --              --
     Payment of loan financing costs                                                     --          (6,483)             --
     Principal payments of debt and capital lease obligations                       (17,495)       (150,928)        (10,998)
     Proceeds from issuance of debt                                                  23,820         231,480          33,728
     Other                                                                             (598)             78             474
                                                                                  ---------       ---------       ---------
          Net cash provided by financing activities                                   5,863          97,808          23,204
                                                                                  ---------       ---------       ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:                                   (30,446)         37,856             305
     Cash, beginning of year                                                         44,740           6,884           6,579
                                                                                  ---------       ---------       ---------
     Cash, end of year                                                            $  14,294       $  44,740       $   6,884
                                                                                  ---------       ---------       ---------
                                                                                  ---------       ---------       ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                                                $  14,923       $   7,048       $   5,114
     Equipment additions under capital leases                                         1,507           7,517           1,779


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999

     1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   NATURE OF BUSINESS

      InSight Health Services Corp. (the Company) provides diagnostic imaging, treatment and related management services in 31 states throughout the United States. InSight's services are provided through a network of 77 mobile magnetic resonance imaging (MRI) facilities (Mobile Facilities), 35 fixed-site MRI facilities (Fixed Facilities), 22 multi-modality imaging centers (Centers), 5 mobile lithotripsy facilities, one Leksell Stereotactic Gamma Knife treatment center, and one radiation oncology center. An additional radiation oncology center is operated by the Company as part of one of its Centers. The Company's operations are located throughout the United States, with a substantial presence in California, Texas, New England, the Carolinas and the Midwest (Illinois, Indiana and
      Ohio).

      At its Centers, the Company offers other services in addition to MRI including computed tomography (CT), diagnostic and fluoroscopic x-ray, mammography, diagnostic ultrasound, lithotripsy, nuclear medicine, nuclear cardiology, and cardiovascular services. The Company offers additional services through a variety of arrangements including equipment rental, technologist services and training/applications, marketing, radiology management services, patient scheduling, utilization review and billing and collection services.

     b.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company's investment interests in partnerships or limited liability companies (Partnerships) are accounted for under the equity method of accounting for ownership of 50 percent or less when the Company does not exercise significant control over the operations of the Partnership and does not have primary responsibility for the Partnership's long-term debt. The Company's investment interests in Partnerships are consolidated for ownership of 50 percent or greater owned entities when the Company exercises significant control over the operations and is primarily responsible for the associated long-term debt (Note 13).

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

     f.   PROPERTY AND EQUIPMENT

     Property and equipment are depreciated and amortized on the straight-line method using the following estimated useful lives:

          Vehicles                                            3 to 8 years
          Buildings                                           7 to 20 years



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

                  Goodwill                                  5 to 20 years
                  Other                                     3 to 7 years

     The Company assesses the ongoing recoverability of its intangible assets (including goodwill) by determining whether the intangible asset balance can be recovered over the remaining amortization period through projected nondiscounted future cash flows. If projected future cash flows indicate that the unamortized intangible asset balances will not be recovered, an adjustment is made to reduce the net intangible asset to an amount consistent with projected future cash flows discounted at the Company's incremental borrowing rate. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

     h.   INCOME TAXES

     The Company accounts for income taxes using the asset and liability method. A valuation allowance is provided against a deferred tax asset when it is more likely than not that the deferred tax asset will not be realized.

     i.   INCOME PER COMMON AND CONVERTED PREFERRED SHARE

     The Company reports basic and diluted earnings per share (EPS) for common and converted preferred stock. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding. Diluted EPS is computed in the same way as the previously used fully diluted EPS, except that the calculation now uses the average share price for the reporting period to compute dilution from options and warrants under the treasury stock method.

     j.    FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair value of financial instruments are estimated using available market information and other valuation methodologies. The fair value of the Company's financial instruments is estimated to approximate the related book value, unless otherwise indicated.

     k. NEW PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," in 1999. This standard requires disclosure of reportable segments based on such factors as products and services, geography, legal structure, management structure or any manner by which a company's management distinguishes major operating units. Management believes that there are no differences between the Company's reported financial statements and segment information, as defined, for the periods presented.

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income," in 1999. This standard requires that all items that meet the definition of components of comprehensive income be reported in a separate financial statement for the period in which they are recognized. Components of comprehensive income include revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but excluded from net income. There are no differences between the Company's net income, as reported and comprehensive income, as defined, for the periods presented.

     In fiscal 2001, the Company will be required to adopt SFAS No. 133, "Accounting for Derivatives, Instruments and Hedging Activities", as deferred and amended by SFAS No. 137. The Company believes the adoption of this standard will not have a material impact on the Company's financial condition or results of operations.

     l. RECLASSIFICATIONS

     Reclassifications have been made to certain 1998 and 1997 amounts to conform to the 1999 presentation.

2.  RECAPITALIZATION AND FINANCING

On October 14, 1997, the Company consummated a recapitalization (Recapitalization) pursuant to which (a) certain investors affiliated with TC Group, LLC and its affiliates (collectively, Carlyle), a private merchant bank headquartered in Washington, D.C., made a cash investment of $25 million in the Company and received therefor (i) 25,000 shares of newly issued convertible preferred stock, Series B of the Company, par value $0.001 per share (Series B Preferred Stock), initially convertible, at the option of the holders thereof, in the aggregate into 2,985,075 shares of common stock, and (ii) warrants (Carlyle Warrants) to purchase up to 250,000 shares of common stock at an exercise price of $10.00 per share; (b) General Electric Company (GE) (i) surrendered its rights under the amended equipment service agreement to receive supplemental service fee payments equal to 14% of pretax income in exchange for
(A) the issuance of 7,000 shares of newly issued convertible preferred stock, Series C of the Company, par value $0.001 per share (Series C Preferred Stock) initially convertible, at the option of GE, in the aggregate into 835,821 shares of common stock , for which the Company recorded a non-recurring expense of approximately $6.3 million, and (B) warrants (GE Warrants) to purchase up to 250,000 shares of common stock at an exercise price of $10.00 per share and (ii) exchanged all of its convertible preferred stock, Series A of the Company, for an additional 20,953 shares of Series C Preferred Stock, initially convertible, at the option of GE, in the aggregate into 2,501,760 shares of common stock; and
(c) the Company executed a credit agreement with Bank of America, N.A. (formerly NationsBank, N.A.) (BofA) pursuant to which BofA, as agent and lender, provided a total of $125 million in senior secured credit financing (Bank Financing), including (i) a $50 million term loan facility consisting of a $20 million tranche with increasing amortization over a five-year period and a $30 million tranche with increasing amortization over a seven-year period, principally repayable in years 6 and 7, (ii) a $25 million revolving working capital facility with a five-year maturity, and (iii) a $50 million acquisition facility. Initial funding under the Bank Financing occurred on October 22, 1997 and, on December 19, 1997, the Bank Financing was increased to a total of $150 million by converting $10 million of outstanding debt under the acquisition facility to the seven-year tranche (which was thereby increased to $40 million) and increasing the acquisition facility to $65 million.

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

On June 12, 1998, the Company completed a refinancing of substantially all of the Company's long-term debt through the issuance of $100 million of 9 5/8% senior subordinated notes (Notes) due 2008. Concurrent with the issuance of the Notes, the Company entered into an amendment to and restatement of the Bank Financing, pursuant to which the Company refinanced and consolidated its prior $20 million tranche and $40 million tranche into a $50 million term loan facility with a six-year amortization, (ii) a $25 million revolving working capital facility with a five-year maturity and (iii) a $75 million acquisition facility with a six-year maturity (see Note 8).


3.    PROVISION FOR REORGANIZATION AND OTHER COSTS

In the fourth quarter of fiscal 1999, the Company recorded a one-time provision for reorganization and other costs of $3.3 million, consisting of the following:
The Company realigned its corporate and regional organization to improve financial performance and operating efficiencies and recorded a provision with respect to the related employee severances and office closing costs of approximately $1.8 million. Additionally, in connection with its business strategy, the Company evaluated a number of potential acquisitions in the last six months of fiscal 1999 which it did not complete. The Company has recorded a provision of approximately $0.7 million for legal, accounting and consulting costs associated with certain potential acquisitions that the Company determined were no longer consistent with its strategic objectives. Finally, the Company reevaluated its information systems in light of organizational changes and developed a new strategic plan to modify and reimplement its proprietary radiology information system. Accordingly, the Company recorded a provision with respect to related software and other capitalized costs of approximately $0.8 million.

4.    TRADE ACCOUNTS RECEIVABLES

Trade accounts receivables are comprised of the following (amounts in thousands):


                                                                                                       June 30,
                                                                                            --------------------------------
                                                                                                 1999             1998
                                                                                            ---------------  ---------------
Trade accounts receivables                                                                        $ 60,785         $ 41,971
Less:  Allowances for doubtful accounts and contractual adjustments                                 17,822           11,399
       Allowances for professional fees                                                              6,976            4,909
                                                                                                  --------         --------
Trade accounts receivables, net                                                                   $ 35,987         $ 25,663
                                                                                                  --------         --------
                                                                                                  --------         --------


The allowance for doubtful accounts and contractual adjustments include management's estimate of the amounts expected to be written off on specific accounts and for write offs on other unidentified accounts included in accounts receivable. In estimating the write offs and adjustments on specific accounts, management relies on a combination of in-house analysis and a review of contractual payment rates from private health insurance programs or under the federal Medicare program. In estimating the allowance for unidentified write offs and adjustments, management relies on historical experience. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the allowance for doubtful accounts and contractual adjustments in the financial statements at June 30, 1999.

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

5.    PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are comprised of the following (amounts in thousands):


                                                                                                       June 30,
                                                                                            --------------------------------
                                                                                                 1999             1998
                                                                                            ---------------  ---------------
Vehicles                                                                                           $ 2,015          $ 1,085
Land, building and leasehold improvements                                                           18,003           16,736
Computer and office equipment                                                                       16,496            8,391
Diagnostic and related equipment                                                                    91,743           69,025
Equipment and vehicles under capital leases                                                          6,025            6,025
                                                                                                  --------         --------
                                                                                                   134,282          101,262
Less: Accumulated depreciation and amortization                                                     43,611           26,116
                                                                                                  --------         --------
Property and equipment, net                                                                       $ 90,671         $ 75,146
                                                                                                  --------         --------
                                                                                                  --------         --------


6.    INTANGIBLE ASSETS

Intangible assets consist of the following (amounts in thousands):


                                                                                                       June 30,
                                                                                            --------------------------------
                                                                                                 1999             1998
                                                                                            ---------------  ---------------
Intangible assets                                                                                 $ 89,714         $ 79,546
Less:  Accumulated amortization                                                                      9,387            4,715
                                                                                                  --------         --------
                                                                                                  $ 80,327         $ 74,831
                                                                                                  --------         --------
                                                                                                  --------         --------
Net intangible assets:
Goodwill                                                                                          $ 79,163         $ 73,794
Other                                                                                                1,164            1,037
                                                                                                  --------         --------
                                                                                                  $ 80,327         $ 74,831
                                                                                                  --------         --------
                                                                                                  --------         --------

Amortization of intangible assets was approximately $4.7 million, $2.8 million and $1.4 million for the years ended June 30, 1999, 1998 and 1997, respectively.

In 1997, the Company completed three acquisitions as follows: a Fixed Facility in Hayward, California; Mobile Facilities in Maine and New Hampshire; and a Center in Chattanooga, Tennessee. All three transactions included the purchase of assets and assumption of certain equipment related liabilities. The cumulative purchase price for these acquisitions was approximately $18.6 million.

In 1998, the Company completed four acquisitions as follows: a Center in Columbus, Ohio; a Center in Murfreesboro, Tennessee, a Fixed Facility in Redwood City, California; and a Center in Las Vegas, Nevada. In connection with the purchase of the Center in Columbus, Ohio, the Company also acquired a majority ownership interest in a new Center in Dublin, Ohio. All transactions included the purchase of assets and assumption of certain equipment related liabilities. The cumulative purchase price for these acquisitions was approximately $18.4 million.

Additionally, in 1998, the Company acquired all of the capital stock of Signal Medical Services, Inc. (Signal), through the merger of Signal into a wholly owned subsidiary of the Company. The purchase price was approximately $45.7 million. The Signal assets primarily consisted of Mobile Facilities in the Northeastern and Southeastern United States.

In 1999, the Company completed two acquisitions as follows: a 70% interest in a partnership which owns four Centers and two Fixed Facilities in Buffalo, New York; and a 100% interest in three Centers and two Fixed Facilities in Phoenix, Arizona. The cumulative purchase price for these two acquisitions was approximately $16.9 million.

A summary of the Company's 1999 acquisitions consists of the following (amounts in thousands):


Total purchase price                                    $16,896
Estimated fair market value of net assets acquired        6,726
                                                       --------
Goodwill                                                $10,170
                                                       --------
                                                       --------


7.    ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses are comprised of the following (amounts in thousands):


                                                                                                       June 30,
                                                                                            --------------------------------
                                                                                                 1999             1998
                                                                                            ---------------  ---------------
Accounts payable                                                                                 $  3,711         $  6,946
Accrued equipment related costs                                                                     1,748            6,105
Accrued payroll and related costs                                                                   6,048            5,174
Other accrued expenses                                                                              8,982            8,979
                                                                                                 --------         --------
                                                                                                 $ 20,489         $ 27,204
                                                                                                 --------         --------
                                                                                                 --------         --------

8.    EQUIPMENT AND OTHER NOTES PAYABLE

Equipment and other notes payable are comprised of the following (amounts in thousands):


                                                                                                        June 30,
                                                                                            ---------------------------------
                                                                                                 1999              1998
                                                                                            ---------------   ---------------
Unsecured senior subordinated notes payable, bearing interest at 9.625 percent,
     interest payable semi-annually, principal due in June 2008.                                 $ 100,000         $ 100,000

Notespayable to bank, bearing interest at LIBOR plus 1.75 percent (6.93 percent at June 30, 1999), principal and interest payable quarterly, maturing in
     June 2004.  The note is secured by substantially all of the Company's assets.                  61,800            50,000

Notespayable to GE, bearing interest at rates which range from 8.60 percent to
     8.75 percent, maturing at various dates through May 2005. The notes are
     primarily secured by certain buildings and diagnostic equipment.                                1,934             1,360

Notespayable to banks and third parties bearing interest rates which range from
     8.13 percent to 11 percent, maturing at various dates through September
     2000. The notes are primarily secured by certain buildings and diagnostic equipment.              832             1,255
                                                                                                 ---------         ---------
Total equipment and other notes payable                                                            164,566           152,615
Less:  Current portion                                                                              10,580             7,978
                                                                                                 ---------         ---------
Long-term equipment and other notes payable                                                      $ 153,986         $ 144,637
                                                                                                 ---------         ---------
                                                                                                 ---------         ---------


Scheduled maturities of equipment and other notes payable at June 30, 1999, are as follows (amounts in thousands):

                              2000                           $  10,580
                              2001                              10,767
                              2002                              11,203
                              2003                              17,082
                              2004                              14,319
                              Thereafter                       100,615
                                                             ---------
                                                             $ 164,566
                                                             ---------
                                                             ---------

The Company has a $25 million revolving working capital facility, which expires in June 2003 and a $75 million acquisition six-year facility, which expires in June 2004. Borrowings under both credit facilities bear interest at LIBOR plus 1.75%. The Company is also required to pay an unused facility fee of between .375% and .5% on unborrowed amounts under both facilities. There were borrowings of approximately $3.0 million and $16.3 million, respectively, under these facilities at June 30, 1999.

The credit agreement related to the Bank Financing and the indenture related to the Notes contain limitations on additional borrowings, capital expenditures, dividend payments and certain financial covenants. As of June 30, 1999, the Company was in compliance with these covenants.

During 1998, the Company entered into an interest rate swap agreement with a bank to hedge against the effects of increases in the interest rates associated with the Company's floating rate debt. The swap agreement initially had a notional amount of $40.0 million and expires in 2001. The fair value of the interest rate swap is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates at the reporting date, and the current creditworthiness of the swap counter-parties. At June 30, 1999, the estimated fair market value of the interest rate swap, and the effective fixed interest rate due on the remaining notional amount is as follows:

                                            Effective
                                            Maximum
            Notional                        Interest               Fair Market
            Amount                            Rate                    Value
            ------                          --------                  -----
         $ 38.5 million                      5.72%                  $ 62,000


9.    LEASE OBLIGATIONS AND COMMITMENTS

The Company is leasing diagnostic equipment, certain other equipment and its office facilities under various capital and operating leases. Future minimum scheduled rental payments required under these noncancelable leases at June 30, 1999 are as follows (amounts in thousands):


                                                                     Capital          Operating
                                                                   -------------     -----------
     2000                                                             $ 2,479          $ 23,316
     2001                                                               1,948            18,798
     2002                                                               1,794            15,536
     2003                                                               1,777            12,382
     2004                                                               1,371             7,307
     Thereafter                                                           475             8,155
                                                                      -------          --------
Total minimum lease payments                                            9,844          $ 85,494
                                                                                       --------
                                                                                       --------
Less:  Amounts representing interest                                    1,780
                                                                      -------
Present value of capital lease obligations                              8,064
Less:  Current portion                                                  1,863
                                                                      -------
Long-term capital lease obligations                                   $ 6,201
                                                                      -------
                                                                      -------


As of June 30, 1999, certain equipment leased by the Company is subject to contingent rental adjustments dependent on certain operational factors. The Company's future operating and capital lease obligations to GE were approximately $63.8 million and $7.9 million, respectively.

Rental expense for diagnostic equipment and other equipment for the years ended June 30, 1999, 1998 and 1997 was $18.5 million, $17.0 million and $18.3 million, respectively. These amounts include contingent rental expense of $0.1 million and $0.3 million for the years ended June 30, 1998 and 1997, respectively. No contingent rental expense was paid for the year ended June 30, 1999.

The Company occupies facilities under lease agreements expiring through April 2009. Rental expense for these facilities for the years ended June 30, 1999, 1998 and 1997 was $3.7 million, $2.8 million and $1.9 million, respectively.

The Company is engaged from time to time in the defense of lawsuits arising out of the ordinary course and conduct of its business and has insurance policies covering such potential insurable losses where such coverage is cost-effective. The Company believes that the outcome of any such lawsuits will not have a material adverse impact on the Company's business, financial condition and results of operations.

On June 15, 1999, InfoTech Software Corporation (InfoTech) filed a complaint against IHC, Shawn P. Railey, Jason P. Gardner and Alchemy Software Corporation (Alchemy) in the District Court of Dallas County, Texas. The plaintiff alleges that, among other things, in March 1994, Maxum Health Corp.
(MHC), an affiliate of IHC, entered into an agreement with InfoTech to design and implement a custom information system for MHC and that MHC received only a license to use the software and did not have the right to sublicense or otherwise provide third parties access to InfoTech's software or to modify it. InfoTech further alleges that defendants Railey and Gardner, former employees of InfoTech, resigned from InfoTech and formed Alchemy, conspired to and did steal the IHC project from InfoTech, and are now providing services to IHC. The plaintiff's complaint includes claims of unfair competition, breach of contract, collusion, business disparagement and tortious interference with contractual relations. The complaint requests a judgment for actual and exemplary damages in unspecified amounts, attorney's fees, pre-judgment and post judgment interest, costs and disbursements. The defendants have filed an answer to the complaint and discovery has commenced and is continuing. The Company believes the plaintiff's claims are without merit and intends to vigorously defend the lawsuit.

10.    CAPITAL STOCK

WARRANTS: The Company does not have a formal warrant plan. The Board authorizes the issuance of warrants at its discretion. The Board has generally granted warrants in connection with financing transactions. The number of warrants issued and related terms are determined by the Board. All warrants have been issued with an exercise price of at least fair market value of its common stock on the issuance date. There were no warrants granted for the year ended June 30, 1999. A summary of the status of the Company's warrants at June 30, 1999, 1998 and 1997 and changes during the years ended June 30, 1999, 1998 and 1997 is presented below:


                                                                  Weighted
                                                                   Average
                                                   Shares       Exercise Price
                                               ---------------  ---------------
Outstanding, June 30, 1996                             20,000     $ 2.50
     Granted                                          100,000       5.57
                                                      -------     ------
Outstanding, June 30, 1997                            120,000       5.06
     Granted                                          605,000       9.32
     Exercised                                        (62,817)      4.64
                                                      -------     ------
Outstanding, June 30, 1998                            662,183     $ 9.00
                                                      -------     ------
Outstanding, June 30, 1999                            662,183     $ 9.00
                                                      -------     ------
                                                      -------     ------


Of the 662,183 warrants outstanding at June 30, 1999, the characteristics are as follows:

      Exercise Price        Weighted Average           Warrants      Total Warrants         Remaining Contractual
          Range              Exercise Price          Exercisable       Outstanding                  Life
     -----------------    ----------------------    ---------------  ----------------      ------------------------
     $4.56 - $5.64                $5.03                     89,683           117,183             4.53 years
     $7.25 - $10.00               $9.85                    524,584           545,000             6.96 years
                                                        ----------        ----------
                                                           614,267           662,183
                                                        ----------        ----------
                                                        ----------        ----------

STOCK OPTIONS: The Company has four stock option plans, which provide for the granting of incentive and nonstatutory stock options to key employees and non-employee directors. Incentive stock options must have an exercise price of at least the fair market value of its common stock on the grant date. Options become vested cumulatively over various periods up to seven years from the grant date, are exercisable in whole or in installments, and expire five or ten years from the grant date. In addition, two wholly owned subsidiaries of the Company have three stock option plans, which provided for the granting of incentive or nonstatutory stock options to key employees and non-employee directors. No shares are available for future grants under these plans.

As of June 30, 1999, the Company has 268,433 shares available for issuance under its plans. A summary of the status of the Company's stock option plans at June 30, 1999, 1998 and 1997 and changes during the years is presented below:


                                                                           Weighted
                                                                           Average
                                                           Shares       Exercise Price
                                                       ---------------  ---------------
Outstanding, June 30, 1996                                    369,918           $ 3.15
     Granted                                                  233,000             6.19
     Exercised                                                 (4,485)            2.50
     Expired                                                  (25,000)           13.85
                                                            ---------           ------
Outstanding, June 30, 1997                                    573,433             3.98
     Granted                                                  975,000             8.59
     Exercised                                                (47,555)            0.48
     Forfeited                                                (17,500)            4.67
                                                            ---------           ------
Outstanding, June 30, 1998                                  1,483,378             7.15
     Granted                                                  265,000             8.46
     Exercised                                                (59,800)            1.92
     Forfeited                                               (136,500)            7.28
                                                            ---------           ------
Outstanding, June 30, 1999                                  1,552,078           $ 7.56
                                                            ---------           ------
                                                            ---------           ------
Exercisable at:
     June 30, 1997                                            296,416           $ 2.12
     June 30, 1998                                            336,805           $ 3.65
     June 30, 1999                                            558,838           $ 6.12


Of the 1,552,078 options outstanding at June 30, 1999, the characteristics are as follows:


      Exercise Price        Weighted Average              Options        Total Options        Remaining Contractual
          Range              Exercise Price             Exercisable       Outstanding                  Life
     -----------------    ----------------------       ---------------  ----------------     -------------------------
     $0.10 - $1.25                $0.57                       137,540           137,540             5.04 years
     $2.50 - $7.00                $5.26                       235,708           476,350             6.92 years
     $8.37 - $12.57               $9.59                       160,902           913,500             9.25 years
     $15.64 - $16.20             $15.78                        24,688            24,688             2.70 years
                                                       ---------------  ----------------
                                                              558,838         1,552,078
                                                       ---------------  ----------------
                                                       ---------------  ----------------

As permitted under SFAS No. 123, "Accounting for Stock Based Compensation (SFAS No. 123)", the Company accounts for the options and warrants issued in accordance with APB Opinion No. 25, and no compensation cost has been recognized in the financial statements. SFAS No. 123 requires that the Company presents pro forma disclosures as if the Company recognized compensation expense equal to the fair value of options and warrants granted, as determined at the date of grant. The Company's net income and earnings per share would have reflected the following pro forma amounts:


                                                                                        Years Ended June 30,
                                                                          --------------------------------------------------
                                                                               1999              1998             1997
                                                                          ---------------   ---------------  ---------------
Net income (loss):                As Reported                                $ 6,112,000         $ 512,000      $ 1,281,000
                                  Pro Forma                                    4,446,000          (506,000)         966,000
Diluted EPS:                      As Reported                                       0.65              0.06             0.24
                                  Pro Forma                                         0.47             (0.06)            0.18


The fair value of each option grant and warrant issued is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions used for the grants and issuances in the fiscal years ended June 30, 1999, 1998 and 1997, respectively:


                                                                                         Years Ended June 30,
                                                                          ---------------------------------------------------
                                Assumptions                                    1999              1998              1997
     ------------------------------------------------------------------   ---------------   ---------------   ---------------
     Risk-free interest rate                                                   5.08%             5.93%             6.75%
     Volatility                                                               64.90%            79.46%            70.00%
     Expected dividend yield                                                   0.00%             0.00%             0.00%
     Estimated contractual life                                             9.35 years        6.51 years         10 years


11.   INCOME TAXES

The provision (benefit)for income taxes for the years ended June 30, 1999, 1998 and 1997 was computed using effective tax rates calculated as follows:


                                                                                           Years Ended June 30,
                                                                           -----------------------------------------------------
                                                                              1999               1998              1997
                                                                           ------------      -------------      ------------
Federal statutory tax rate                                                        34.0%              34.0%             34.0%
State income taxes, net of
     federal benefit                                                               6.0                1.2               1.2
Permanent items, including goodwill,
     non-deductible merger costs                                                  12.3               79.4              41.8
Change in valuation allowance                                                   (161.5)             (68.9)            (52.0)
                                                                           ------------      -------------      ------------
Net effective tax rate                                                          (109.2)%             45.7%            25.0%
                                                                           ------------      -------------      ------------
                                                                           ------------      -------------      ------------


The provision (benefit) for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statements and tax bases of assets and liabilities. The provision (benefit) for income taxes for the years ended June 30, 1999, 1998 and 1997 consisted of the following (amounts in thousands):



                                                                                         Years Ended June 30,
                                                                           --------------------------------------------------
                                                                                1999             1998              1997
                                                                           ---------------  ---------------   ---------------
Current provision:
     Federal                                                                        $  60          $ 1,044           $ 1,268
     State                                                                            100               36                47
                                                                                 --------            -----             -----
                                                                                      160            1,080             1,315
                                                                                 --------            -----             -----
Deferred taxes arising from temporary differences:
     State income taxes                                                              (144)             (23)              (31)
     Accrued expenses                                                                 706              448              (629)
     Deferred gain on debt restructure                                                  -             (519)             (368)
     Reserves                                                                         958              182                31
     Depreciation and amortization                                                 (1,383)            (802)             (216)
     Utilization of net operating losses                                             (346)               -                 -
     Change in valuation allowance                                                 (3,350)               -                 -
     Other                                                                            209               65               325
                                                                                 --------            -----             -----
                                                                                   (3,350)            (649)             (888)
                                                                                 --------            -----             -----
Total provision (benefit)                                                        $ (3,190)           $ 431             $ 427
                                                                                 --------            -----             -----
                                                                                 --------            -----             -----

The components of the Company's deferred tax asset as of June 30, 1999 and 1998, respectively, which arise due to timing differences between financial and tax reporting and net operating loss (NOL) carryforwards are as follows (amounts in thousands):


                                                                           June 30,
                                                                --------------------------------
                                                                     1999             1998
                                                                ---------------  ---------------
Reserves                                                               $ 2,854          $ 1,896
Accrued expenses
     (not currently deductible)                                          1,785            1,052
Depreciation and amortization                                           (2,324)            (941)
Other                                                                      101               54
NOL carryforwards                                                       15,806           16,152
Valuation allowances                                                   (13,522)         (18,213)
                                                                       -------          -------
                                                                       $ 4,700          $    --
                                                                       -------          -------
                                                                       -------          -------

As of June 30, 1999, the Company had NOL carryforwards of approximately $46.5 million, expiring in 2004 through 2011. As a result of the Merger, there will be a substantial limitation on the use of these NOL carryforwards.

A valuation allowance is provided against the deferred tax asset when it is more likely than not that the deferred tax asset will not be realized. The Company has established a valuation allowance against a component of the deferred tax asset, as, in management's best estimate, it is not likely to be realized in the near term. Approximately $1.3 million of the change in valuation allowance relates to the merger of the Company, IHC and MHC and has been recorded as a reduction to goodwill.

12.      RETIREMENT SAVINGS PLANS

The Company has a 401(k) profit sharing plan (Company Plan), which is available to all eligible employees, pursuant to which the Company matches a percentage of employee contributions to the Company Plan. Company contributions of approximately $0.6 million, $0.4 million and $0.3 million were made for the years ended June 30, 1999, 1998 and 1997, respectively.

13.    INVESTMENTS IN AND TRANSACTIONS WITH PARTNERSHIPS

The Company has direct ownership in two Partnerships at June 30, 1999, both of which operate Centers. The Company owns between 35 percent and 50 percent of these Partnerships, serves as the managing general partner and provides certain management services under agreements expiring in 2007. These Partnerships are accounted for under the equity method since the Company does not exercise significant control over the operations of these Partnerships or does not have primary responsibility for the Partnerships' long-term debt. Set forth below is certain financial data of these Partnerships (amounts in thousands):


                                                                      June 30,
                                                           --------------------------------
                                                                1999             1998
                                                           ---------------  ---------------
Combined Financial Position:
Current assets:
     Cash                                                           $ 685          $ 1,035
     Trade accounts receivables, less allowances                             1,508            1,539
     Other                                                             95               37
Property and equipment, net                                         2,989              667
Intangible assets, net                                                583              638
                                                                  -------          -------
Total assets                                                        5,860            3,916
Current liabilities                                                  (917)            (510)
Due to the Company                                                   (131)            (142)
Long-term liabilities                                              (1,751)             (35)
                                                                  -------          -------
Net assets                                                        $ 3,061          $ 3,229
                                                                  -------          -------
                                                                  -------          -------

Set forth below are the combined operating results of the Partnerships and the Company's equity in earnings of the Partnerships (amounts in thousands):


                                                                                         Years Ended June 30,
                                                                           --------------------------------------------------
                                                                                1999             1998              1997
                                                                           ---------------  ---------------   ---------------
Operating Results:
Net revenues                                                                      $ 5,673          $ 5,723           $ 5,143
Expenses                                                                            4,334            4,058             3,793
                                                                                  -------          -------           -------
Net income                                                                        $ 1,339          $ 1,665           $ 1,350
                                                                                  -------          -------           -------
                                                                                  -------          -------           -------
Equity in earnings of Partnerships                                                $   548          $   707           $   566
                                                                                  -------          -------           -------
                                                                                  -------          -------           -------

The Company has direct ownership in two additional Partnerships, one of which operates a Center. The Company transferred ownership of one Center in 1998 to its hospital partner and is in process of dissolving the Partnership. The Company owns 50 percent of the Partnerships. Since the Company controls the operations and is primarily responsible for the associated long-term debt, the Centers have been included in the Company's consolidated financial statements. Set forth below is the summarized combined financial data of the Company's 50 percent controlled entities which are consolidated (amounts in thousands):

                                                                        June 30,
                                                             --------------------------------
                                                                  1999             1998
                                                             ---------------  ---------------
Condensed Combined Balance Sheet Data:
     Current assets                                                 $ 1,494          $ 1,825
     Total assets                                                     1,637            1,896
     Current liabilities                                                640              644
     Minority interest equity                                           515              642


                                                                              Years Ended June 30,
                                                                --------------------------------------------------
                                                                     1999             1998              1997
                                                                ---------------  ---------------   ---------------
Condensed Combined Statement of Income Data:
     Net revenues                                                      $ 5,551          $ 5,875           $ 6,316
     Expenses                                                            3,973            4,147             4,642
     Provision for center profit distribution                              789              864               837
                                                                       -------          -------           -------
     Net income                                                        $   789          $   864           $   837
                                                                       -------          -------           -------
                                                                       -------          -------           -------



14.    INCOME PER COMMON AND CONVERTED PREFERRED SHARE

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

A reconciliation of basic and diluted share computations is as follows:



                                                                                 Years Ended June 30,
                                                                  ---------------------------------------------------
                                                                       1999              1998              1997
                                                                  ----------------  ---------------   ---------------
Average common stock outstanding                                        2,835,385        2,751,212         2,712,771
Effect of preferred stock                                               6,322,656        5,213,026         2,501,760
                                                                       ----------       ----------        ----------
Denominator for basic EPS                                               9,158,041        7,964,238         5,214,531
Dilutive effect of stock options and warrants                             217,490          307,060           225,784
                                                                       ----------       ----------        ----------
                                                                        9,375,531        8,271,298         5,440,315
                                                                       ----------       ----------        ----------
                                                                       ----------       ----------        ----------


15.    SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The Company's payment obligations under the senior subordinated Notes (Note 8) are guaranteed by certain of the Company's wholly owned subsidiaries (the Guarantor Subsidiaries). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of income, and statements of cash flows information for the Company (Parent Company Only), for the Guarantor Subsidiaries and for the Company's other subsidiaries (the Non-Guarantor Subsidiaries). The supplemental financial information reflects the investments of the Company and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 1999



                                                      PARENT
                                                      COMPANY         GUARANTOR       NON-GUARANTO
                                                       ONLY        SUBSIDIARIES      SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                   ------------  --------------------------------- ---------------  --------------
(Amounts in thousands)
ASSETS
Current assets:
   Cash and cash equivalents                       $        --       $    12,709      $     1,585      $        --      $    14,294
   Trade accounts receivables, net                          --            32,164            3,823               --           35,987
   Other current assets                                     --             3,838              114               --            3,952
   Deferred income taxes                                    --             3,350               --               --            3,350
   Intercompany accounts receivable                    225,140            11,027               --         (236,167)              --
                                                   -----------       -----------      -----------      -----------      -----------
     Total current assets                              225,140            63,088            5,522         (236,167)          57,583
Property and equipment, net                                 --            82,544            8,127               --           90,671
Investments in partnerships                                 --             1,415               --               --            1,415
Investments in consolidated subsidiaries               (19,234)            2,691               --           16,543               --
Other assets                                                --             8,308               --               --            8,308
Intangible assets, net                                      --            79,606              721               --           80,327
                                                   -----------       -----------      -----------      -----------      -----------
                                                   $   205,906       $   237,652      $    14,370      $  (219,624)     $   238,304
                                                   -----------       -----------      -----------      -----------      -----------
                                                   -----------       -----------      -----------      -----------      -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of equipment, capital leases    $     9,945       $     2,374      $       124      $        --      $    12,443
     and other notes
   Accounts payable and other accrued expenses              --            20,128              361               --           20,489
   Intercompany accounts payable                            --           225,140           11,027         (236,167)              --
                                                   -----------       -----------      -----------      -----------      -----------
    Total current liabilities                            9,945           247,642           11,512         (236,167)          32,932
Equipment, capital leases and other notes, less        151,855             8,315               17               --          160,187
     current portion
Other long-term liabilities                                 --               929               --               --              929
Minority interest                                           --                --              150               --              150
Stockholders' equity (deficit)                          44,106           (19,234)           2,691           16,543           44,106
                                                   -----------       -----------      -----------      -----------      -----------
                                                   $   205,906       $   237,652      $    14,370      $  (219,624)     $   238,304
                                                   -----------       -----------      -----------      -----------      -----------
                                                   -----------       -----------      -----------      -----------      -----------

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 1998



                                                    PARENT
                                                   COMPANY         GUARANTOR       NON-GUARANTOR
                                                     ONLY        SUBSIDIARIES      SUBSIDIARIES      ELIMINATION      CONSOLIDATED
                                                 ------------  ----------------- ----------------- ---------------  ----------------
(Amounts in thousands)
ASSETS
Current assets:
   Cash and cash equivalents                       $      --      $  43,250          $   1,490          $      --      $  44,740
   Trade accounts receivables, net                        --         22,909              2,754                 --         25,663
   Other current assets                                   --          2,751                299                 --          3,050
   Intercompany accounts receivable                  211,995          4,903                 --           (216,898)            --
                                                   ---------      ---------          ---------          ---------      ---------
     Total current assets                            211,995         73,813              4,543           (216,898)        73,453
Property and equipment, net                               --         71,695              3,451                 --         75,146
Investments in partnerships                               --          1,523                 --                 --          1,523
Investments in consolidated subsidiaries             (24,137)         1,482                 --             22,655             --
Other assets                                              --          6,639                 --                 --          6,639
Intangible assets, net                                    --         74,711                120                 --         74,831
                                                   ---------      ---------          ---------          ---------      ---------
                                                   $ 187,858      $ 229,863          $   8,114          $(194,243)     $ 231,592
                                                   ---------      ---------          ---------          ---------      ---------
                                                   ---------      ---------          ---------          ---------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of equipment, capital           $   7,500      $   2,497          $     143          $      --      $  10,140
      leases and other notes
   Accounts payable and other accrued expenses            --         26,535                669                 --         27,204
   Intercompany accounts payable                          --        211,995              4,903           (216,898)            --
                                                   ---------      ---------          ---------          ---------      ---------
    Total current liabilities                          7,500        241,027              5,715           (216,898)        37,344
Equipment, capital leases and other notes,           142,500         11,989                169                 --        154,658
      less current portion
Other long-term liabilities                               --            984                 --                 --            984
Minority interest                                         --             --                748                 --            748
Stockholders' equity (deficit)                        37,858        (24,137)             1,482             22,655         37,858
                                                   ---------      ---------          ---------          ---------      ---------
                                                   $ 187,858      $ 229,863          $   8,114          $(194,243)     $ 231,592
                                                   ---------      ---------          ---------          ---------      ---------
                                                   ---------      ---------          ---------          ---------      ---------


                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                        FOR THE YEAR ENDED JUNE 30, 1999



                                                       PARENT
                                                       COMPANY     GUARANTOR       NON-GUARANTOR
                                                         ONLY       SUBSIDIARIES    SUBSIDIARIES      ELIMINATION     CONSOLIDATED
                                                      -----------  -------------  -----------------  --------------  --------------
(Amounts in thousands)
Revenues                                                $      --       $ 143,205        $  18,787       $      --        $ 161,992
Costs of operations                                            --         114,812           16,113              --          130,925
                                                        ---------       ---------        ---------       ---------        ---------
    Gross profit                                               --          28,393            2,674              --           31,067

Provision for reorganization and other costs                   --           3,300               --              --            3,300

Corporate operating expenses                                   --          10,893               --              --           10,893
                                                        ---------       ---------        ---------       ---------        ---------
    Income from company operations                             --          14,200            2,674              --           16,874

Equity in earnings of unconsolidated partnerships              --             548               --              --              548
                                                        ---------       ---------        ---------       ---------        ---------
    Operating income                                           --          14,748            2,674              --           17,422

Interest expense, net                                          --          13,453            1,047              --           14,500
                                                        ---------       ---------        ---------       ---------        ---------
    Income before income taxes                                 --           1,295            1,627              --            2,922

Provision (benefit) for income taxes                           --          (3,190)              --              --           (3,190)
                                                        ---------       ---------        ---------       ---------        ---------
    Income before equity in income of
    consolidated subsidiaries                                  --           4,485            1,627              --            6,112

Equity in income of consolidated subsidiaries               6,112           1,627               --          (7,739)              --
                                                        ---------       ---------        ---------       ---------        ---------

    Net income                                          $   6,112       $   6,112        $   1,627       $  (7,739)       $   6,112
                                                        ---------       ---------        ---------       ---------        ---------
                                                        ---------       ---------        ---------       ---------        ---------


                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                        FOR THE YEAR ENDED JUNE 30, 1998



                                                        PARENT
                                                        COMPANY     GUARANTOR       NON-GUARANTOR
                                                          ONLY       SUBSIDIARIES    SUBSIDIARIES      ELIMINATION     CONSOLIDATED
                                                      -----------  -------------  -----------------  --------------  --------------
(Amounts in thousands)
Revenues                                                $      --       $ 104,707        $  14,311       $      --        $ 119,018
Costs of operations                                            --          84,021           12,692              --           96,713
                                                        ---------       ---------        ---------       ---------        ---------
    Gross profit                                               --          20,686            1,619              --           22,305

Provision for supplemental service
    fee termination                                            --           6,309               --              --            6,309

Corporate operating expenses                                   --           8,933               --              --            8,933
                                                        ---------       ---------        ---------       ---------        ---------
    Income from company operations                             --           5,444            1,619              --            7,063

Equity in earnings of unconsolidated partnerships              --             707               --              --              707
                                                        ---------       ---------        ---------       ---------        ---------
    Operating income                                           --           6,151            1,619              --            7,770

Interest expense, net                                          --           6,442              385              --            6,827
                                                        ---------       ---------        ---------       ---------        ---------
    Income (loss) before income taxes                          --            (291)           1,234              --              943

Provision for income taxes                                     --             431               --              --              431
                                                        ---------       ---------        ---------       ---------        ---------
    Income (loss)  before equity in income of
    consolidated subsidiaries                                  --            (722)           1,234              --              512

Equity in income of consolidated subsidiaries                 512           1,234               --          (1,746)              --
                                                        ---------       ---------        ---------       ---------        ---------

    Net income                                          $     512       $     512        $   1,234       $  (1,746)       $     512
                                                        ---------       ---------        ---------       ---------        ---------
                                                        ---------       ---------        ---------       ---------        ---------


                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                        FOR THE YEAR ENDED JUNE 30, 1997



                                                PARENT
                                               COMPANY       GUARANTOR       NON-GUARANTOR
                                                 ONLY       SUBSIDIARIES      SUBSIDIARIES      ELIMINATION     CONSOLIDATED
                                             ------------  --------------  ------------------ --------------- ----------------
(Amounts in thousands)
Revenues                                        $     --       $ 78,294        $ 13,979        $     --        $ 92,273
Costs of operations                                   --         67,505          12,129              --          79,634
                                                --------       --------        --------        --------        --------
  Gross profit                                        --         10,789           1,850              --          12,639

Corporate operating expenses                          --          7,431              --              --           7,431
                                                --------       --------        --------        --------        --------
  Income from company operations                      --          3,358           1,850              --           5,208

Equity in earnings of unconsolidated
  partnerships                                        --            566              --              --             566
                                                --------       --------        --------        --------        --------
  Operating income                                    --          3,924           1,850              --           5,774

Interest expense, net                                 --          3,946             120              --           4,066
                                                --------       --------        --------        --------        --------
  Income (loss) before income taxes                   --            (22)          1,730              --           1,708

Provision for income taxes                            --            427              --              --             427
                                                --------       --------        --------        --------        --------
  Income (loss) before equity in income of
    consolidated subsidiaries                         --           (449)          1,730              --           1,281

Equity in income of consolidated subsidiaries      1,281          1,730              --          (3,011)             --
                                                --------       --------        --------        --------        --------

  Net income                                    $  1,281       $  1,281        $  1,730        $ (3,011)       $  1,281
                                                --------       --------        --------        --------        --------
                                                --------       --------        --------        --------        --------


                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 1999



                                                                             PARENT
                                                                             COMPANY     GUARANTOR      NON-GUARANTOR
                                                                               ONLY      SUBSIDIARIES     SUBSIDIARIES
                                                                           ----------- -------------- ------------------
  (Amounts in thousands)
OPERATING ACTIVITIES:
   Net income                                                                 $  6,112        $  6,112        $  1,627
   Adjustments to reconcile net income to net cash
    provided by operating activities:
    Total depreciation and amortization                                             --          21,977           2,910
    Amortization of deferred gain on debt restructure                               --             (75)             --
    Equity in income of consolidated subsidiaries                               (6,112)         (1,627)             --
Cash provided by (used in) changes in operating assets and liabilities:             --
   Trade accounts receivables                                                       --          (7,255)         (1,069)
   Intercompany receivables, net                                               (11,936)          6,230           5,706
   Other current assets                                                             --          (4,291)            185
   Accounts payable and other accrued expenses                                      --          (7,294)           (308)
                                                                              --------        --------        --------
    Net cash provided by (used in) operating activities                        (11,936)         13,777           9,051
                                                                              --------        --------        --------

INVESTING ACTIVITIES:
   Cash acquired in acquisitions                                                    --             850              --
   Acquisitions of Centers and Mobile Facilities                                    --         (28,046)             --
   Additions to property and equipment                                              --         (11,112)         (7,328)
   Other                                                                            --            (706)           (859)
                                                                              --------        --------        --------
     Net cash used in investing activities                                          --         (39,014)         (8,187)
                                                                              --------        --------        --------

FINANCING ACTIVITIES:
   Proceeds from stock options and warrants exercised                              115              --              --
   Proceeds for issuance of common stock                                            21              --              --
   Principal payments of debt and capital lease obligations                    (11,200)         (6,124)           (171)
   Proceeds from issuance of debt                                               23,000             820              --
   Other                                                                            --              --            (598)
                                                                              --------        --------        --------
    Net cash provided by (used in) financing activities                         11,936          (5,304)           (769)
                                                                              --------        --------        --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    --         (30,541)             95

CASH AND CASH EQUIVALENTS:
   Cash, beginning of year                                                          --          43,250           1,490
                                                                              --------        --------        --------
   Cash, end of year                                                          $     --        $ 12,709        $  1,585
                                                                              --------        --------        --------
                                                                              --------        --------        --------




                                                                                ELIMINATION    CONSOLIDATED
                                                                             --------------- ---------------
  (Amounts in thousands)
OPERATING ACTIVITIES:
   Net income                                                                     $ (7,739)       $  6,112
   Adjustments to reconcile net income to net cash
    provided by operating activities:
    Total depreciation and amortization                                                 --          24,887
    Amortization of deferred gain on debt restructure                                   --             (75)
    Equity in income of consolidated subsidiaries                                    7,739              --
Cash provided by (used in) changes in operating assets and liabilities:
   Trade accounts receivables                                                           --          (8,324)
   Intercompany receivables, net                                                        --              --
   Other current assets                                                                 --          (4,106)
   Accounts payable and other accrued expenses                                          --          (7,602)
                                                                                  --------        --------
    Net cash provided by (used in) operating activities                                 --          10,892
                                                                                  --------        --------

INVESTING ACTIVITIES:
   Cash acquired in acquisitions                                                        --             850
   Acquisitions of Centers and Mobile Facilities                                        --         (28,046)
   Additions to property and equipment                                                  --         (18,440)
   Other                                                                                --          (1,565)
                                                                                  --------        --------
     Net cash used in investing activities                                              --         (47,201)
                                                                                  --------        --------

FINANCING ACTIVITIES:
   Proceeds from stock options and warrants exercised                                   --             115
   Proceeds from issuance of common stock                                               --              21
   Principal payments of debt and capital lease obligations                             --         (17,495)
   Proceeds from issuance of debt                                                       --          23,820
   Other                                                                                --            (598)
                                                                                  --------        --------
    Net cash provided by (used in) financing activities                                 --           5,863
                                                                                  --------        --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        --         (30,446)

CASH AND CASH EQUIVALENTS:
   Cash, beginning of year                                                              --          44,740
                                                                                  --------        --------
   Cash, end of year                                                              $     --        $ 14,294
                                                                                  --------        --------
                                                                                  --------        --------


                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 1998



                                                                              PARENT
                                                                              COMPANY     GUARANTOR      NON-GUARANTOR
                                                                                ONLY      SUBSIDIARIES     SUBSIDIARIES
                                                                            ----------- -------------- ------------------
 (Amounts in thousands)
OPERATING ACTIVITIES:
   Net income                                                                 $     512        $     512        $   1,234
   Adjustments to reconcile net income to net cash
    provided by operating activities:
    Total depreciation and amortization                                              --           14,686            1,063
    Amortization of deferred gain on debt restructure                                --           (1,384)              --
    Provision for supplemental service fee termination                               --            6,309               --
    Equity in income of consolidated subsidiaries                                  (512)          (1,234)              --
Cash provided by (used in) changes in operating assets and liabilities:
   Trade accounts receivables                                                        --           (5,726)            (127)
   Intercompany receivables, net                                               (173,661)         171,307            2,354
   Other current assets                                                              --             (289)             (27)
   Accounts payable and other accrued expenses                                       --            3,458             (259)
                                                                              ---------        ---------        ---------
    Net cash provided by (used in) operating activities                        (173,661)         187,639            4,238
                                                                              ---------        ---------        ---------

INVESTING ACTIVITIES:
   Cash acquired in acquisitions                                                     --            4,174               --
   Acquisitions of Centers and Mobile Facilities                                     --          (56,720)              --
   Additions to property and equipment                                               --          (20,848)          (2,796)
   Other                                                                             --           (1,817)            (161)
                                                                              ---------        ---------        ---------
     Net cash used in investing activities                                           --          (75,211)          (2,957)
                                                                              ---------        ---------        ---------

FINANCING ACTIVITIES:
   Proceeds from issuance of preferred stock                                     23,346               --               --
   Proceeds from stock options and warrants exercised                               315               --               --
   Payment of loan financing costs                                                   --           (6,483)              --
   Principal payments of debt and capital lease obligations                     (70,900)         (79,198)            (830)
   Proceeds from issuance of debt                                               220,900           10,580               --
   Other                                                                             --               78               --
                                                                              ---------        ---------        ---------
    Net cash provided by (used in) financing activities                         173,661          (75,023)            (830)
                                                                              ---------        ---------        ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                                --           37,405              451

CASH AND CASH EQUIVALENTS:
   Cash, beginning of year                                                           --            5,845            1,039
                                                                              ---------        ---------        ---------
   Cash, end of year                                                          $      --        $  43,250        $   1,490
                                                                              ---------        ---------        ---------
                                                                              ---------        ---------        ---------






                                                                               ELIMINATION    CONSOLIDATED
                                                                             -------------- ---------------
 (Amounts in thousands)
OPERATING ACTIVITIES:
   Net income                                                                      $  (1,746)       $     512
   Adjustments to reconcile net income to net cash
    provided by operating activities:
    Total depreciation and amortization                                                   --           15,749
    Amortization of deferred gain on debt restructure                                     --           (1,384)
    Provision for supplemental service fee termination                                    --            6,309
    Equity in income of consolidated subsidiaries                                      1,746               --
Cash provided by (used in) changes in operating assets and liabilities:
   Trade accounts receivables                                                             --           (5,853)
   Intercompany receivables, net                                                          --               --
   Other current assets                                                                   --             (316)
   Accounts payable and other accrued expenses                                            --            3,199
                                                                                   ---------        ---------
    Net cash provided by (used in) operating activities                                   --           18,216
                                                                                   ---------        ---------

INVESTING ACTIVITIES:
   Cash acquired in acquisitions                                                          --            4,174
   Acquisitions of Centers and Mobile Facilities                                          --          (56,720)
   Additions to property and equipment                                                    --          (23,644)
   Other                                                                                  --           (1,978)
                                                                                   ---------        ---------
     Net cash used in investing activities                                                --          (78,168)
                                                                                   ---------        ---------

FINANCING ACTIVITIES:
   Proceeds from issuance of preferred stock                                              --           23,346
   Proceeds from stock options and warrants exercised                                     --              315
   Payment of loan financing costs                                                        --           (6,483)
   Principal payments of debt and capital lease obligations                               --         (150,928)
   Proceeds from issuance of debt                                                         --          231,480
   Other                                                                                  --               78
                                                                                   ---------        ---------
    Net cash provided by (used in) financing activities                                   --           97,808
                                                                                   ---------        ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                                     --           37,856

CASH AND CASH EQUIVALENTS:
   Cash, beginning of year                                                                --            6,884
                                                                                   ---------        ---------
   Cash, end of year                                                               $      --        $  44,740
                                                                                   ---------        ---------
                                                                                   ---------        ---------

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 1997



                                                                            PARENT
                                                                            COMPANY       GUARANTOR      NON-GUARANTOR
                                                                              ONLY        SUBSIDIARIES    SUBSIDIARIES
                                                                          -------------  -------------  ----------------
 (Amounts in thousands)
OPERATING ACTIVITIES:
   Net income                                                                 $  1,281        $  1,281        $  1,730
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Total depreciation and amortization                                           --           9,511             229
      Amortization of deferred gain on debt restructure                             --          (1,047)             --
      Equity in income of consolidated subsidiaries                             (1,281)         (1,730)             --
Cash provided by (used in) changes in operating assets and liabilities:
   Trade accounts receivables                                                       --          (1,304)           (214)
   Intercompany receivables, net                                                    --             890            (890)
   Other current assets                                                             --             141              19
   Accounts payable and other accrued expenses                                      --          (1,117)            (21)
                                                                              --------        --------        --------
      Net cash provided by operating activities                                     --           6,625             853
                                                                              --------        --------        --------

INVESTING ACTIVITIES:
   Acquisitions of Centers and Mobile Facilities                                    --         (18,566)             --
   Additions to property and equipment                                              --          (6,459)           (409)
   Other                                                                            --          (4,943)             --
                                                                              --------        --------        --------
      Net cash used in investing activities                                         --         (29,968)           (409)
                                                                              --------        --------        --------

FINANCING ACTIVITIES:
   Principal payments of debt and capital lease obligations                         --         (10,913)            (85)
   Proceeds from issuance of debt                                                   --          33,728              --
   Other                                                                            --             819            (345)
                                                                              --------        --------        --------
      Net cash provided by (used in) financing activities                           --          23,634            (430)
                                                                              --------        --------        --------

INCREASE  IN CASH AND CASH EQUIVALENTS                                              --             291              14

CASH AND CASH EQUIVALENTS:
   Cash, beginning of year                                                          --           5,554           1,025
                                                                              --------        --------        --------
   Cash, end of year                                                          $     --        $  5,845        $  1,039
                                                                              --------        --------        --------
                                                                              --------        --------        --------






                                                                            ELIMINATION    CONSOLIDATED
                                                                           -------------- ---------------
 (Amounts in thousands)
OPERATING ACTIVITIES:
   Net income                                                                   $ (3,011)       $  1,281
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Total depreciation and amortization                                             --           9,740
      Amortization of deferred gain on debt restructure                               --          (1,047)
      Equity in income of consolidated subsidiaries                                3,011              --
Cash provided by (used in) changes in operating assets and liabilities:
   Trade accounts receivables                                                         --          (1,518)
   Intercompany receivables, net                                                      --              --
   Other current assets                                                               --             160
   Accounts payable and other accrued expenses                                        --          (1,138)
                                                                                --------        --------
      Net cash provided by operating activities                                       --           7,478
                                                                                --------        --------

INVESTING ACTIVITIES:
   Acquisitions of Centers and Mobile Facilities                                      --         (18,566)
   Additions to property and equipment                                                --          (6,868)
   Other                                                                              --          (4,943)
                                                                                --------        --------
      Net cash used in investing activities                                           --         (30,377)
                                                                                --------        --------

FINANCING ACTIVITIES:
   Principal payments of debt and capital lease obligations                           --         (10,998)
   Proceeds from issuance of debt                                                     --          33,728
   Other                                                                              --             474
                                                                                --------        --------
      Net cash provided by (used in) financing activities                             --          23,204
                                                                                --------        --------

INCREASE  IN CASH AND CASH EQUIVALENTS                                                --             305

CASH AND CASH EQUIVALENTS:
   Cash, beginning of year                                                            --           6,579
                                                                                --------        --------
   Cash, end of year                                                            $     --        $  6,884
                                                                                --------        --------
                                                                                --------        --------


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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14 (a) (1).  FINANCIAL STATEMENTS

Included in Part II of this report:

             Report of Independent Public Accountants
             Consolidated Balance Sheets
             Consolidated Statements of Income
             Consolidated Statements of Stockholders' Equity
             Consolidated Statements of Cash Flows
             Notes to Consolidated Financial Statements

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

ITEM 14 (a) (3).  EXHIBITS

EXHIBIT NUMBER      DESCRIPTION AND REFERENCES

*2.1 Asset Purchase and Liabilities Assumption Agreement dated as of January 3, 1997, by and among InSight Health Corp., Mobile Imaging Consortium, Limited Partnership and Mobile Imaging Consortium-New Hampshire, previously filed and incorporated herein by reference from the Company's Current Report on Form 8-K, filed June 16, 1997.

*2.2 Amendment No. 1 to Asset Purchase and Liabilities Assumption Agreement dated as of May 30, 1997, by and among InSight Health Corp., Mobile Imaging Consortium, Limited Partnership and Mobile Imaging Consortium-New Hampshire, previously filed and incorporated herein by reference from the Company's Current Report on Form 8-K, filed June 16, 1997.

*2.3 Asset Purchase and Liabilities Assumption Agreement dated as of June 20, 1997, by and between InSight Health Corp. and Desmond L. Fischer, M.D. (d/b/a Chattanooga Outpatient Center), previously filed and incorporated herein by reference from the Company's Current Report on Form 8-K, filed July 14, 1997.

*2.4 Agreement and Plan of Merger dated as of April 15, 1998, by and among InSight, SMSI Acquisition Company, Signal Medical Services, Inc., SMSI Holdings, Inc., Brian P. Stone, Thomas
                    W. Crucitti and Todd Stowell, previously filed and incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed May 13, 1998.

*2.5 First Amendment to Agreement and Plan of Merger dated as of May 15, 1998, by and among InSight, SMSI Acquisition Company, Signal Medical Services, Inc., SMSI Holdings, Inc., Brian P. Stone, Thomas W. Crucitti and Todd Stowell, previously filed and incorporated herein by reference from the Company's Current Report on Form 8-K, filed June 2, 1998.

*2.6 Second Amendment to Agreement and Plan of Merger dated as of May 18, 1998 by and among InSight, SMSI Acquisition Company, Signal Medical Services, Inc., SMSI Holdings, Inc., Brian P. Stone, Thomas W. Crucitti and Todd Stowell, previously filed and incorporated herein by reference from the Company's Current Report on Form 8-K, filed June 2, 1998.

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

*10.1 Credit Agreement dated as of October 14, 1997, as amended November 17, 1997, December 19, 1997, March 23, 1998 and amended and restated as of June 12, 1998, among the Company, the Subsidiary Guarantors (as defined therein), Bank of America, N.A. (formerly NationsBank, N.A.) as Agent and the Lenders (as defined therein), previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-60573), filed August 4, 1998.

*10.2 Master Service Agreement Addendum by and among General Electric Company acting through GE Medical Systems, InSight, AHS and MHC, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-02935), filed April 29, 1996.

*10.3 InSight's 1996 Directors' Stock Option Plan, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 333- 02935), filed April 29, 1996.

*10.4 InSight's 1996 Employee Stock Option Plan, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-02935), filed April 29, 1996.

*10.7 Agreements and form of warrants with holders of Series B Preferred Stock of AHS, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-02935), filed April 29, 1996.

*10.8 AHS 1987 Stock Option Plan, previously filed and incorporated herein by reference from Post-Effective Amendment No. 4 on Form S-1 to AHS's Registration Statement (Registration No. 33-00088), filed September 5, 1985.

*10.9 AHS 1989 Stock Incentive Plan, previously filed and incorporated herein by reference from AHS's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, filed April 15, 1991.

*10.10 AHS 1992 Option and Incentive Plan, previously filed and incorporated herein by reference from AHS's Registration Statement on Form S-8 (Registration No. 33-51532), filed September 1, 1992.

*10.11 MHC 1989 Stock Option Plan, Amended and Restated as of October 28, 1993, previously filed and incorporated herein by reference from MHC's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

*10.12 InSight's 1998 Employee Stock Option Plan, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-60573), filed August 4, 1998.

*10.13 Form of Stock Option Agreement between InSight and former officers of Signal Medical Services, Inc. relative to InSight's 1998 Employee Stock Option Plan, previously filed and incorporated by reference from the Company's Annual Report on Form 10-K, filed September 28, 1998.

*10.14 InSight's 1997 Management Stock Option Plan, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-60573), filed August 4, 1998.

*10.15 Form of Stock Option Agreement between InSight and certain senior officers of InSight relative to InSight's 1997 Management Stock Option Plan, previously filed and incorporated by reference from the Company's Annual Report on Form 10-K, filed September 28, 1998.

*10.16 Letter Agreement for Consulting Services between InSight and Frank E. Egger dated March 28, 1996, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-02935), filed April 29, 1996.

*10.17 Executive Employment Agreement between InSight and E. Larry Atkins dated as of February 25, 1996, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-02935), filed April 29, 1996.

*10.18 Form of Executive Employment Agreement between InSight and various officers of InSight, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-02935), filed April 29, 1996.

*10.19 Nonqualified Stock Option Agreement, dated August 17, 1994, between MHC and Leonard H. Habas, previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K for the six months ended June 30, 1996.

*10.20 Nonqualified Stock Option Agreement, dated August 17, 1994, between MHC and Ronald G. Pantello, previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K for the six months ended June 30, 1996.

 *10.21 Warrant Certificate No. S-1 dated August 14, 1996 in the name of Shattuck Hammond Partners, Inc., previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K, filed October 14, 1997.

 *10.22 Warrant Certificate No. L-1 dated March 11, 1997 in the name of Anthony J. LeVecchio, previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K, filed October 14, 1997.

  *10.23 Form of Stock Option Agreement between InSight and non -employee directors of InSight relative to InSight's 1996 Directors' Stock Option Plan, previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K, filed October 14, 1997.

  *10.24 Form of Stock Option Agreement between InSight and employees of InSight relating to InSight's 1996 Employee Stock Option Plan, previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K, filed October 14, 1997.

  *10.25            Executive Employment Agreement between InSight and Brian P.
                    Stone dated as of May 18, 1998, previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K, filed September 28, 1998.

  *10.26 Form of Warrant Certificate relative to the grants of warrants to InSight's non-employee directors, previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K, filed September 28, 1998.

  *10.27 Form of Warrant Certificate relative to the grants of warrants to Carlyle and GE in lieu of director stock options, previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K, filed September 28, 1998.

10.28 Letter Agreement for Consulting Services between InSight and Frank E. Egger dated July 7, 1999, filed herewith.

10.29 Warrant Certificate No. E-1 dated July 7, 1999 in the name of Frank E. Egger, filed herewith.

10.30 Separation Agreement between InSight and E. Larry Atkins dated as of July 19, 1999, filed herewith.

21                  Subsidiaries of InSight, filed herewith.

23                  Consent of Independent Public Accountants, filed herewith.

27                  Financial Data Schedule, filed herewith.

-       *Previously filed.

ITEM 14 (b). REPORTS ON FORM 8-K. The Company did not file any Current Report on
             Form 8-K with the SEC for the quarter ended June 30, 1999.

ITEM 14 (c). The Exhibits described above in Item 14(a)(3) are attached hereto or incorporated by reference herein, as noted.

ITEM 14 (d). Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INSIGHT HEALTH SERVICES CORP.

                                      By         /s/ Frank E. Egger
                                            ------------------------------------
                                            Frank E. Egger, Acting President and
                                              Chief Executive Officer

                                      Date:  September 28, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                     Title                                   Date

                                     Director, Acting President and       September 28, 1999
/s/  Frank E. Egger                     Chief Executive Officer
-----------------------------------  (Principal Executive Officer)
    Frank E. Egger

                                     Executive Vice President,            September 28, 1999
/s/  Thomas V. Croal                    and Chief Financial Officer
-----------------------------------  (Principal Accounting Officer)
    Thomas V. Croal

                                     Director                             September 28, 1999
/s/  Michael E. Aspinwall
-----------------------------------
    Michael E. Aspinwall

                                     Director

-----------------------------------
    Grant R. Chamberlain

                                     Director                             September 28, 1999
/s/  David W. Dupree
-----------------------------------
    David W. Dupree

                                     Director

-----------------------------------
    Leonard H. Habas

                                     Director                             September 28, 1999
/s/  Ronald G. Pantello
-----------------------------------
    Ronald G. Pantello

                                     Director

-----------------------------------
    Glenn A. Youngkin


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To InSight Health Services Corp.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of INSIGHT HEALTH SERVICES CORP. and subsidiaries included in this Form 10-K and have issued our report thereon dated September 24, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                ARTHUR ANDERSEN LLP

Orange County, California
September 24, 1999

                                  SCHEDULE IX

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                             (amounts in thousands)


                                                Balance at     Charges to                     Balance at
                                               Beginning of    Cost and                        End of
                                                  Year         Expenses         Other (A)        Year
                                                 --------      ---------       ---------      ----------
June 30, 1997:
     Allowance for doubtful accounts             $  2,274       $  1,483       $ (1,435)       $  2,322
     Allowance for contractual adjustments          5,417         17,483        (17,852)          5,048
                                                 --------       --------       --------        --------
     Total                                       $  7,691       $ 18,966       $(19,287)       $  7,370
                                                 --------       --------       --------        --------
                                                 --------       --------       --------        --------

June 30, 1998:
     Allowance for doubtful accounts             $  2,322       $  1,871       $   (711)       $  3,482
     Allowance for contractual adjustments          5,048         29,447        (26,578)          7,917
                                                 --------       --------       --------        --------
     Total                                       $  7,370       $ 31,318       $(27,289)       $ 11,399
                                                 --------       --------       --------        --------
                                                 --------       --------       --------        --------

June 30, 1999:
     Allowance for doubtful accounts             $  3,482       $  2,618       $ (2,349)       $  3,751
     Allowance for contractual adjustments          7,917         41,293        (35,139)         14,071
                                                 --------       --------       --------        --------
     Total                                       $ 11,399       $ 43,911       $(37,488)       $ 17,822
                                                 --------       --------       --------        --------
                                                 --------       --------       --------        --------

     (A) Write offs of uncollectible accounts.

EXHIBIT INDEX

EXHIBIT NUMBER      DESCRIPTION AND REFERENCES

*2.1 Asset Purchase and Liabilities Assumption Agreement dated as of January 3, 1997, by and among InSight Health Corp., Mobile Imaging Consortium, Limited Partnership and Mobile Imaging Consortium-New Hampshire, previously filed and incorporated herein by reference from the Company's Current Report on Form 8-K, filed June 16, 1997.

*2.2 Amendment No. 1 to Asset Purchase and Liabilities Assumption Agreement dated as of May 30, 1997, by and among InSight Health Corp., Mobile Imaging Consortium, Limited Partnership and Mobile Imaging Consortium-New Hampshire, previously filed and incorporated herein by reference from the Company's Current Report on Form 8-K, filed June 16, 1997.

*2.3 Asset Purchase and Liabilities Assumption Agreement dated as of June 20, 1997, by and between InSight Health Corp. and Desmond L. Fischer, M.D. (d/b/a Chattanooga Outpatient Center), previously filed and incorporated herein by reference from the Company's Current Report on Form 8-K, filed July 14, 1997.

*2.4 Agreement and Plan of Merger dated as of April 15, 1998, by and among InSight, SMSI Acquisition Company, Signal Medical Services, Inc., SMSI Holdings, Inc., Brian P. Stone, Thomas
                    W. Crucitti and Todd Stowell, previously filed and incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed May 13, 1998.

*2.5 First Amendment to Agreement and Plan of Merger dated as of May 15, 1998, by and among InSight, SMSI Acquisition Company, Signal Medical Services, Inc., SMSI Holdings, Inc., Brian P. Stone, Thomas W. Crucitti and Todd Stowell, previously filed and incorporated herein by reference from the Company's Current Report on Form 8-K, filed June 2, 1998.

*2.6 Second Amendment to Agreement and Plan of Merger dated as of May 18, 1998 by and among InSight, SMSI Acquisition Company, Signal Medical Services, Inc., SMSI Holdings, Inc., Brian P. Stone, Thomas W. Crucitti and Todd Stowell, previously filed and incorporated herein by reference from the Company's Current Report on Form 8-K, filed June 2, 1998.

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

*10.1 Credit Agreement dated as of October 14, 1997, as amended November 17, 1997, December 19, 1997, March 23, 1998 and amended and restated as of June 12, 1998, among the Company, the Subsidiary Guarantors (as defined therein), Bank of America, N.A. (formerly NationsBank, N.A.) as Agent and the Lenders (as defined therein), previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-60573), filed August 4, 1998.

*10.2 Master Service Agreement Addendum by and among General Electric Company acting through GE Medical Systems, InSight, AHS and MHC, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-02935), filed April 29, 1996.

*10.3 InSight's 1996 Directors' Stock Option Plan, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 333- 02935), filed April 29, 1996.

*10.4 InSight's 1996 Employee Stock Option Plan, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-02935), filed April 29, 1996.

*10.7 Agreements and form of warrants with holders of Series B Preferred Stock of AHS, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-02935), filed April 29, 1996.

*10.8 AHS 1987 Stock Option Plan, previously filed and incorporated herein by reference from Post-Effective Amendment No. 4 on Form S-1 to AHS's Registration Statement (Registration No. 33-00088), filed September 5, 1985.

*10.9 AHS 1989 Stock Incentive Plan, previously filed and incorporated herein by reference from AHS's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, filed April 15, 1991.

*10.10 AHS 1992 Option and Incentive Plan, previously filed and incorporated herein by reference from AHS's Registration Statement on Form S-8 (Registration No. 33-51532), filed September 1, 1992.

*10.11 MHC 1989 Stock Option Plan, Amended and Restated as of October 28, 1993, previously filed and incorporated herein by reference from MHC's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

*10.12 InSight's 1998 Employee Stock Option Plan, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-60573), filed August 4, 1998.

*10.13 Form of Stock Option Agreement between InSight and former officers of Signal Medical Services, Inc. relative to InSight's 1998 Employee Stock Option Plan, previously filed and incorporated by reference from the Company's Annual Report on Form 10-K, filed September 28, 1998.

*10.14 InSight's 1997 Management Stock Option Plan, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-60573), filed August 4, 1998.

*10.15 Form of Stock Option Agreement between InSight and certain senior officers of InSight relative to InSight's 1997 Management Stock Option Plan, previously filed and incorporated by reference from the Company's Annual Report on Form 10-K, filed September 28, 1998.

*10.16 Letter Agreement for Consulting Services between InSight and Frank E. Egger dated March 28, 1996, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-02935), filed April 29, 1996.

*10.17 Executive Employment Agreement between InSight and E. Larry Atkins dated as of February 25, 1996, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-02935), filed April 29, 1996.

*10.18 Form of Executive Employment Agreement between InSight and various officers of InSight, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-02935), filed April 29, 1996.

*10.19 Nonqualified Stock Option Agreement, dated August 17, 1994, between MHC and Leonard H. Habas, previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K for the six months ended June 30, 1996.

*10.20 Nonqualified Stock Option Agreement, dated August 17, 1994, between MHC and Ronald G. Pantello, previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K for the six months ended June 30, 1996.

 *10.21 Warrant Certificate No. S-1 dated August 14, 1996 in the name of Shattuck Hammond Partners, Inc., previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K, filed October 14, 1997.

 *10.22 Warrant Certificate No. L-1 dated March 11, 1997 in the name of Anthony J. LeVecchio, previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K, filed October 14, 1997.

  *10.23 Form of Stock Option Agreement between InSight and non -employee directors of InSight relative to InSight's 1996 Directors' Stock Option Plan, previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K, filed October 14, 1997.

  *10.24 Form of Stock Option Agreement between InSight and employees of InSight relating to InSight's 1996 Employee Stock Option Plan, previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K, filed October 14, 1997.

  *10.25            Executive Employment Agreement between InSight and Brian P.
                    Stone dated as of May 18, 1998, previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K, filed September 28, 1998.

  *10.26 Form of Warrant Certificate relative to the grants of warrants to InSight's non-employee directors, previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K, filed September 28, 1998.

  *10.27 Form of Warrant Certificate relative to the grants of warrants to Carlyle and GE in lieu of director stock options, previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K, filed September 28, 1998.

10.28 Letter Agreement for Consulting Services between InSight and Frank E. Egger dated July 7, 1999, filed herewith.

10.29 Warrant Certificate No. E-1 dated July 7, 1999 in the name of Frank E. Egger, filed herewith.

10.30 Separation Agreement between InSight and E. Larry Atkins dated as of July 19, 1999, filed herewith.

21                  Subsidiaries of InSight, filed herewith.

23                  Consent of Independent Public Accountants, filed herewith.

27                  Financial Data Schedule, filed herewith.

-       *Previously filed.