Form 10-Q
period 1999-09-30
INSIGHT HEALTH SERVICES CORP
filed 1999-11-15
CIK 1012697

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                    FORM 10-Q
(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

                                        OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 2,935,751 shares of Common Stock as of November 10, 1999.

                  The number of pages in this Form 10-Q is 23.

                                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES

                                                      INDEX


                                                                                             PAGE NUMBER
PART I.    FINANCIAL INFORMATION

     ITEM 1.    FINANCIAL STATEMENTS

                Condensed Consolidated Balance Sheets as of September 30, 1999
                    and June 30, 1999 (unaudited)                                                   3

                Condensed Consolidated Statements of Income
                    for the three months ended September 30, 1999 and 1998 (unaudited)              4

                Condensed Consolidated Statements of Cash Flows
                    for the three months ended September 30, 1999 and 1998 (unaudited)              5

                Notes to Condensed Consolidated Financial Statements                                6-14

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                                                 15-20

      ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                          21

PART II.   OTHER INFORMATION

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                    22

SIGNATURES                                                                                          23

ITEM 1.  FINANCIAL STATEMENTS

                     INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (AMOUNTS IN THOUSANDS)


                                                                                             September 30,          June 30,
                                                                                                  1999                1999
                                                                                             -------------       -------------
                                         ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                               $      15,886       $      14,294
     Trade accounts receivables, net                                                                39,131              35,987
     Other current assets                                                                            8,233               7,302
                                                                                             -------------       -------------
         Total current assets                                                                       63,250              57,583

PROPERTY AND EQUIPMENT, net of accumulated depreciation
     and amortization of $48,627 and $43,611, respectively                                          91,885              90,671

INVESTMENTS IN PARTNERSHIPS                                                                          1,396               1,415
OTHER ASSETS                                                                                         8,103               8,308
INTANGIBLE ASSETS, net                                                                              79,331              80,327
                                                                                             -------------       -------------
                                                                                             $     243,965       $     238,304
                                                                                             =============       =============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of equipment, capital leases  and other notes                           $      12,312         $    12,443
     Accounts payable and other accrued expenses                                                    23,048              20,489
                                                                                             -------------       -------------
       Total current liabilities                                                                    35,360              32,932
                                                                                             -------------       -------------
LONG-TERM LIABILITIES:
     Equipment, capital leases and other notes, less current portion                               162,127             160,187
     Other long-term liabilities                                                                       921                 929
                                                                                             -------------       -------------
       Total long-term liabilities                                                                 163,048             161,116
                                                                                             -------------       -------------
MINORITY INTEREST                                                                                      126                 150
                                                                                             -------------       -------------
STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 3,500,000 shares authorized:
       Convertible Series B preferred stock, 25,000 shares outstanding at
         September 30, 1999 and June 30, 1999, respectively, with a liquidation
         preference of  $25,000 as of September 30, 1999                                            23,923              23,923
       Convertible Series C preferred stock, 27,953 shares outstanding at
         September 30, 1999 and June 30, 1999, respectively, with a liquidation
         preference of  $27,953 as of September 30, 1999                                            13,173              13,173
     Common stock, $.001 par value, 25,000,000 shares authorized:
       2,880,321 and 2,879,071 shares outstanding at September 30, 1999
       and June 30, 1999, respectively                                                                   3                   3
     Additional paid-in capital                                                                     23,556              23,551
     Accumulated deficit                                                                           (15,224)            (16,544)
                                                                                             -------------       -------------
       Total stockholders' equity                                                                   45,431              44,106
                                                                                             -------------       -------------
                                                                                             $     243,965         $   238,304
                                                                                             =============       =============

          The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                Three Months Ended
                                                                   September 30,
                                                            ----------------------------
                                                              1999               1998
                                                            --------            -------
REVENUES:
     Contract services                                    $   24,589          $   20,220
     Patient services                                         20,820              17,199
     Other                                                       757                 514
                                                          ----------          ----------
       Total revenues                                         46,166              37,933
                                                          ----------          ----------
COSTS OF OPERATIONS:
     Costs of services                                        24,697              19,800
     Provision for doubtful accounts                             750                 623
     Equipment leases                                          5,086               4,337
     Depreciation and amortization                             7,563               5,967
                                                          ----------          ----------
       Total costs of operations                              38,096              30,727
                                                          ----------          ----------
       Gross profit                                            8,070               7,206

CORPORATE OPERATING EXPENSES                                   2,635               2,199
                                                          ----------          ----------
       Income from company operations                          5,435               5,007

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS                178                 174
                                                          ----------          ----------
       Operating income                                        5,613               5,181

INTEREST EXPENSE, net                                          3,963               3,459
                                                          ----------          ----------
       Income before income taxes                              1,650               1,722

PROVISION FOR INCOME TAXES                                       330                  60
                                                          ----------          ----------
       Net income                                         $    1,320          $    1,662
                                                          ==========          ==========

INCOME PER COMMON AND CONVERTED PREFERRED SHARE:
       Basic                                              $     0.14          $     0.18
                                                          ----------          ----------
                                                          ----------          ----------
       Diluted                                            $     0.14          $     0.18
                                                          ==========          ==========

WEIGHTED AVERAGE NUMBER OF COMMON AND
     CONVERTED PREFERRED SHARES OUTSTANDING:
       Basic                                               9,201,931           9,142,077
                                                          ==========          ==========
       Diluted                                             9,381,936           9,410,127
                                                          ==========          ==========


      The accompanying notes are an integral part of these condensed consolidated financial statements.

                   INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (AMOUNTS IN THOUSANDS)

                                                                                         Three Months Ended
                                                                                            September 30,
                                                                                   ------------------------------
                                                                                       1999                1998
                                                                                    ---------           ---------
OPERATING ACTIVITIES:
     Net income                                                                    $    1,320          $    1,662
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                                    7,563               5,967
       Amortization of deferred gain on debt restructure                                   (8)                (25)
     Cash provided by (used in) changes in operating assets and liabilities:
       Trade accounts receivables                                                      (3,144)             (1,788)
       Other current assets                                                              (931)               (352)
       Accounts payable and other accrued expenses                                      2,559              (4,674)
                                                                                   ----------          ----------
             Net cash provided by operating activities                                  7,359                 790
                                                                                   ----------          ----------
INVESTING ACTIVITIES:
     Acquisition of Centers and Mobile Facilities                                      (1,433)                  -
     Additions to property and equipment                                               (6,048)            (14,936)
     Other                                                                                (76)               (873)
                                                                                   ----------          ----------
         Net cash used in investing activities                                         (7,557)            (15,809)
                                                                                   ----------          ----------
FINANCING ACTIVITIES:
     Proceeds from stock options exercised                                                  5                   -
     Principal payments of debt and capital lease obligations                          (3,191)             (2,654)
     Proceeds from issuance of debt                                                     5,000               2,997
     Other                                                                                (24)               (230)
                                                                                   ----------          ----------
             Net cash provided by financing activities                                  1,790                 113
                                                                                   ----------          ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        1,592             (14,906)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                               14,294              44,740
                                                                                   ----------          ----------
     End of period                                                                 $   15,886          $   29,834
                                                                                   ==========          ==========

SUPPLEMENTAL INFORMATION:
     Interest paid                                                                 $    1,485          $    1,029
                                                                                   ==========          ==========
     Income taxes paid                                                             $      142          $        -
                                                                                   ==========          ==========



      The accompanying notes are an integral part of these condensed consolidated financial statements.

            INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  NATURE OF BUSINESS

InSight Health Services Corp. (the Company) provides diagnostic imaging, treatment and related management services in 31 states throughout the United States. InSight's services are provided through a network of 75 mobile magnetic resonance imaging (MRI) facilities (Mobile Facilities), 35 fixed-site MRI facilities (Fixed Facilities), 23 multi-modality imaging centers (Centers), 5 mobile lithotripsy facilities, one Leksell Stereotactic Gamma Knife treatment center, and one radiation oncology center. An additional radiation oncology center is operated by the Company as part of one of its Centers. The Company's operations are located throughout the United States, with a substantial presence in California, Texas, New England, the Carolinas and the Midwest (Illinois, Indiana and Ohio).

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

2.  INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of the Company's Annual Report on Form 10-K for the period ended June 30, 1999 filed with the Securities and Exchange Commission (SEC) on September 28, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for fair presentation of results for the period have been included. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results to be achieved for the full fiscal year.

Certain reclassifications have been made to conform prior year amounts to the current year presentation.

3.  INVESTMENTS IN AND TRANSACTIONS WITH PARTNERSHIPS

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company's investment interests in partnerships or limited liability companies (Partnerships) are accounted for under the equity method of accounting for ownership of 50% or less when the Company does not exercise significant control over the operations of the Partnerships and does not have primary responsibility for the Partnerships' long-term debt. The Company's investment interests in Partnerships are consolidated for ownership of 50% or greater owned entities when the Company exercises significant control over the operations and is primarily responsible for the associated long-term debt.

Set forth below is the summarized combined financial data of the Company's two 50% controlled entities, which are consolidated (amounts in thousands):

                                                                                               September 30,         June 30,
                                                                                                   1999                1999
                                                                                               -------------     ------------
                                                                                                          (unaudited)
Condensed Combined Balance Sheet Data:
     Current assets                                                                                $1,404             $1,494
     Total assets                                                                                   1,547              1,637
     Current liabilities                                                                              343                640
     Minority interest equity                                                                         619                515

                                                                                                      Three Months Ended
                                                                                                         September 30,
                                                                                               ------------------------------
                                                                                                    1999                1998
                                                                                               -------------     ------------
                                                                                                          (unaudited)
Condensed Combined Statement of Income Data:
     Net revenues                                                                                  $1,417              $1,439
     Expenses                                                                                         859                 993
     Provision for center profit distribution                                                         279                 223
                                                                                               -------------     ------------
     Net income                                                                                      $279                $223
                                                                                               =============     ============



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

       A reconciliation of basic and diluted share computations is as follows:

                                                                                                     Three Months Ended
                                                                                                        September 30,
                                                                                               ------------------------------
                                                                                                   1999               1998
                                                                                               -------------     ------------
                                                                                                         (unaudited)
Average common stock outstanding                                                                2,879,275          2,819,421
Effect of preferred stock                                                                       6,322,656          6,322,656
                                                                                               -------------     ------------
Denominator for basic EPS                                                                       9,201,931          9,142,077
Dilutive effect of stock options and warrants                                                     180,005            268,050
                                                                                               -------------     ------------
                                                                                                9,381,936          9,410,127
                                                                                               =============     ============

       5.   SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The Company's payment obligations under the 9 5/8% senior subordinated notes are guaranteed by certain of the Company's wholly owned subsidiaries (the Guarantor Subsidiaries). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of income, and statements of cash flows information for the Company (Parent Company Only), for the Guarantor Subsidiaries and for the Company's other subsidiaries (the Non-Guarantor Subsidiaries). The supplemental financial information reflects the investments of the Company and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 1999
                             (Amounts in thousands)



                                                               PARENT
                                                               COMPANY    GUARANTOR    NON-GUARANTOR
                                                                ONLY     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                              --------   ------------  -------------    ------------   ------------

                             ASSETS
 Current assets:
    Cash and cash equivalents                                 $      -   $    13,764   $       2,122    $          -   $     15,886
    Trade accounts receivables, net                                  -        35,298           3,833               -         39,131
    Other current assets                                             -         8,094             139               -          8,233
    Intercompany accounts receivable                           227,673        11,162               -        (238,835)             -
                                                              --------   ------------  -------------    ------------   ------------
      Total current assets                                     227,673        68,318           6,094        (238,835)        63,250
 Property and equipment, net                                         -        84,125           7,760               -         91,885
 Investments in partnerships                                         -         1,396               -               -          1,396
 Investments in consolidated subsidiaries                     (17,926)         2,704               -          15,222              -
 Other assets                                                        -         8,103               -               -          8,103
 Intangible assets, net                                              -        78,674             657               -         79,331
                                                              --------   ------------  -------------    ------------   ------------
                                                              $209,747   $   243,320   $      14,511    $   (223,613)  $    243,965
                                                              ========   ===========   =============    ============   ============


              LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current portion of equipment, capital leases and other
     notes                                                    $ 10,047   $     2,140   $         125    $          -   $     12,312
    Accounts payable and other accrued expenses                      -        22,657             391               -         23,048
    Intercompany accounts payable                                    -       227,673          11,162        (238,835)             -
                                                              --------   ------------  -------------    ------------   ------------
     Total current liabilities                                  10,047       252,470          11,678        (238,835)        35,360
 Equipment, capital leases and other notes, less current
  portion                                                      154,269         7,855               3               -        162,127
 Other long-term liabilities                                         -           921               -               -            921
 Minority interest                                                   -             -             126               -            126
 Stockholders' equity (deficit)                                 45,431       (17,926)          2,704          15,222         45,431
                                                              --------   ------------  -------------    ------------   ------------
                                                              $209,747   $   243,320   $      14,511    $   (223,613)  $    243,965
                                                              ========   ===========   =============    ============   ============


                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 1999
                             (Amounts in thousands)



                                                               PARENT
                                                               COMPANY    GUARANTOR    NON-GUARANTOR
                                                                ONLY     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                              --------   ------------  -------------    ------------   ------------
                             ASSETS
 Current assets:
    Cash and cash equivalents                                 $      -   $     12,709  $       1,585    $          -   $     14,294
    Trade accounts receivables, net                                  -         32,164          3,823               -         35,987
    Other current assets                                             -          7,188            114               -          7,302
    Intercompany accounts receivable                           225,140         11,027              -        (236,167)             -
                                                              --------   ------------  -------------    ------------   ------------
      Total current assets                                     225,140         63,088          5,522        (236,167)        57,583
 Property and equipment, net                                         -         82,544          8,127               -         90,671
 Investments in partnerships                                         -          1,415              -               -          1,415
 Investments in consolidated subsidiaries                      (19,234)         2,691              -          16,543              -
 Other assets                                                        -          8,308              -               -          8,308
 Intangible assets, net                                              -         79,606            721               -         80,327
                                                              --------   ------------  -------------    ------------   ------------
                                                              $205,906       $237,652  $      14,370    $   (219,624)  $    238,304
                                                              ========   ============  =============    ============   ============


              LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current portion of equipment, capital leases and other
     notes                                                    $  9,945       $  2,374  $         124    $          -   $     12,443
    Accounts payable and other accrued expenses                      -         20,128            361               -         20,489
    Intercompany accounts payable                                    -        225,140         11,027        (236,167)             -
                                                              --------   ------------  -------------    ------------   ------------
     Total current liabilities                                   9,945        247,642         11,512        (236,167)        32,932
 Equipment, capital leases and other notes, less current
  portion                                                      151,855          8,315             17               -        160,187
 Other long-term liabilities                                         -            929              -               -            929
 Minority interest                                                   -              -            150               -            150
 Stockholders' equity (deficit)                                 44,106        (19,234)         2,691          16,543         44,106
                                                              --------   ------------  -------------    ------------   ------------
                                                              $205,906       $237,652  $      14,370    $   (219,624)  $    238,304
                                                              ========   ============  =============    ============   ============


                                              INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)
                                               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                          (AMOUNTS IN THOUSANDS)


                                                      PARENT
                                                      COMPANY      GUARANTOR        NON-GUARANTOR
                                                       ONLY       SUBSIDIARIES      SUBSIDIARIES   ELIMINATION    CONSOLIDATED
                                                     --------     ------------      -------------  -----------    ------------
Revenues                                             $    -          $41,309           $4,857       $      -         $ 46,166
Costs of operations                                       -           34,061            4,035              -           38,096
                                                     --------     ------------      -------------  -----------    ------------
    Gross profit                                          -            7,248              822              -            8,070

Corporate operating expenses                              -            2,635                -              -            2,635
                                                     --------     ------------      -------------  -----------    ------------
    Income from company operations                        -            4,613              822              -            5,435

Equity in earnings of unconsolidated partnerships         -              178                -              -              178
                                                     --------     ------------      -------------  -----------    ------------
    Operating income                                      -            4,791              822              -            5,613

Interest expense, net                                     -            3,689              274              -            3,963
                                                     --------     ------------      -------------  -----------    ------------
    Income before income taxes                            -            1,102              548              -            1,650

Provision for income taxes                                -              330                -              -              330
                                                     --------     ------------      -------------  -----------    ------------
    Income before equity in income of
    consolidated subsidiaries                             -              772              548              -            1,320

Equity in income of consolidated subsidiaries         1,320              548                -        (1,868)                -
                                                     --------     ------------      -------------  -----------    ------------

    Net income                                       $1,320          $ 1,320           $  548       $(1,868)          $ 1,320
                                                     ========     ============      =============  ===========    ============

              INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)
                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                            (Amounts in thousands)


                                                      PARENT
                                                      COMPANY     GUARANTOR   NON-GUARANTOR
                                                       ONLY     SUBSIDIARIES   SUBSIDIARIES  ELIMINATION  CONSOLIDATED
                                                      -------   ------------  -------------  -----------  ------------
Revenues                                              $      -    $ 33,373       $ 4,560      $      -      $ 37,933

Costs of operations                                          -      26,825         3,902             -        30,727
                                                      --------    --------       -------      --------      --------
    Gross profit                                             -       6,548           658             -         7,206

Corporate operating expenses                                 -       2,199             -             -         2,199
                                                      --------    --------       -------      --------      --------
    Income from company operations                           -       4,349           658             -         5,007

Equity in earnings of unconsolidated partnerships            -         174             -             -           174
                                                      --------    --------       -------      --------      --------
    Operating income                                         -       4,523           658             -         5,181

Interest expense, new                                        -       3,203           256             -         3,459
                                                      --------    --------       -------      --------      --------
    Income before income taxes                               -       1,320           402             -         1,722

Provision for income taxes                                   -          60             -             -            60
                                                      --------    --------       -------      --------      --------
    Income before equity in income of
    consolidated subsidiaries                                -       1,260           402             -         1,662

Equity in income of consolidated subsidiaries            1,662         402             -        (2,064)            -
                                                      --------    --------       -------      --------      --------
    Net income                                        $  1,662    $ 1,662        $   402      $ (2,064)     $  1,662
                                                      --------    --------       -------      --------      --------
                                                      --------    --------       -------      --------      --------

                INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                             (Amounts in thousands)

                                                                                PARENT
                                                                                COMPANY          GUARANTOR       NON-GUARANTOR
                                                                                 ONLY           SUBSIDIARIES      SUBSIDIARIES
                                                                                ------          ------------     -------------
  OPERATING ACTIVITIES:
    Net income                                                                   $ 1,320           $ 1,320          $  548
    Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                                    -             6,849              714
     Amortization of deferred gain on debt restructure                                -                (8)               -
     Equity in income of consolidated subsidiaries                               (1,320)             (548)               -
  Cash provided by (used in) changes in operating assets and liabilities:
    Trade accounts receivables                                                        -            (3,134)             (10)
    Intercompany receivables, net                                                (2,521)             2,921            (400)
    Other current assets                                                              -              (906)             (25)
    Accounts payable and other accrued expenses                                       -             2,529               30
                                                                                 ------           -------           ------
     Net cash provided by (used in) operating activities                         (2,521)            9,023              857
                                                                                 ------           -------           ------
  INVESTING ACTIVITIES:
    Acquisitions of Centers and Mobile Facilities                                     -            (1,433)               -
    Additions to property and equipment                                               -            (5,765)            (283)
    Other                                                                             -               (76)               -
                                                                                 ------           -------           ------
      Net cash used in investing activities                                           -            (7,274)            (283)
                                                                                 ------           -------           ------

  FINANCING ACTIVITIES:
    Proceeds from stock options exercised                                             5                 -                -
    Principal payments of debt and capital lease obligations                     (2,484)             (694)             (13)
    Proceeds from issuance of debt                                                5,000                 -                -
    Other                                                                             -                 -              (24)
                                                                                 ------           -------           ------
     Net cash provided by (used in) financing activities                          2,521              (694)             (37)
                                                                                 ------           -------           ------

  INCREASE IN CASH AND CASH EQUIVALENTS                                               -             1,055              537

  CASH AND CASH EQUIVALENTS:
    Cash, beginning of period                                                         -            12,709            1,585
                                                                                 ------           -------           ------
    Cash, end of period                                                         $     -           $13,764           $2,122
                                                                                =======           =======           ======



                                                                                 ELIMINATION      CONSOLIDATED
                                                                                 -----------      ------------
  OPERATING ACTIVITIES:
     Net income                                                                    $(1,868)         $1,320
     Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                                      -           7,563
      Amortization of deferred gain on debt restructure                                  -              (8)
      Equity in income of consolidated subsidiaries                                  1,868               -
  Cash provided by (used in) changes in operating assets and liabilities:
     Trade accounts receivables                                                          -          (3,144)
      Intercompany receivables, net                                                      -               -
     Other current assets                                                                -            (931)
     Accounts payable and other accrued expenses                                         -           2,559
                                                                                   -------          ------
      Net cash provided by (used in) operating activities                                -           7,359
                                                                                   -------          ------
  INVESTING ACTIVITIES:
     Acquisitions of Centers and Mobile Facilities                                       -          (1,433)
     Additions to property and equipment                                                 -          (6,048)
     Other                                                                               -             (76)
                                                                                   -------          ------
       Net cash used in investing activities                                             -          (7,557)
                                                                                   -------          ------
  FINANCING ACTIVITIES:
     Proceeds from stock options exercised                                               -               5
     Principal payments of debt and capital lease obligations                            -          (3,191)
     Proceeds from issuance of debt                                                      -           5,000
     Other                                                                               -             (24)
                                                                                   -------          ------
      Net cash provided by (used in) financing activities                                -           1,790
                                                                                   -------          ------
  INCREASE IN CASH AND CASH EQUIVALENTS                                                  -           1,592

  CASH AND CASH EQUIVALENTS:
     Cash, beginning of period                                                           -          14,294
                                                                                   -------          ------
     Cash, end of period                                                           $     -         $15,886
                                                                                   =======         =======

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                             (Amounts in thousands)

                                                                               PARENT
                                                                              COMPANY         GUARANTOR        NON-GUARANTOR
                                                                                ONLY         SUBSIDIARIES       SUBSIDIARIES
                                                                              -------        ------------      -------------
OPERATING ACTIVITIES:
   Net income                                                                 $ 1,662        $  1,662           $   402
   Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                   -           5,232               735
    Amortization of deferred gain on debt restructure                               -             (25)                -
    Equity in income of consolidated subsidiaries                              (1,662)           (402)                -
Cash provided by (used in) changes in operating assets and liabilities:
   Trade accounts receivables                                                       -          (1,146)             (642)
    Intercompany receivables, net                                               1,875          (8,586)            6,711
   Other current assets                                                             -            (409)               57
   Accounts payable and other accrued expenses                                      -          (4,537)             (137)
                                                                              -------         -------           -------
    Net cash provided by (used in) operating activities                         1,875          (8,211)            7,126
                                                                              -------         -------           -------

INVESTING ACTIVITIES:
   Additions to property and equipment                                              -          (8,949)           (5,987)
   Other                                                                            -            (724)             (149)
                                                                              -------         -------           -------
     Net cash used in investing activities                                          -          (9,673)           (6,136)
                                                                              -------         -------           -------
FINANCING ACTIVITIES:
   Principal payments of debt and capital lease obligations                    (1,875)           (717)              (62)
   Proceeds from issuance of debt                                                   -           2,997                 -
   Other                                                                            -               -              (230)
                                                                              -------         -------           -------
    Net cash provided by (used in) financing activities                        (1,875)          2,280              (292)
                                                                              -------         -------           -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    -         (15,604)              698

CASH AND CASH EQUIVALENTS:
   Cash, beginning of period                                                        -          43,250             1,490
                                                                              -------         -------           -------
   Cash, end of period                                                        $     -        $ 27,646           $ 2,188
                                                                              =======        ========           =======




                                                                                  ELIMINATION      CONSOLIDATED
                                                                                  -----------      ------------
OPERATING ACTIVITIES:
   Net income                                                                      $(2,064)           $  1,662
   Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                        -               5,967
    Amortization of deferred gain on debt restructure                                    -                 (25)
    Equity in income of consolidated subsidiaries                                    2,064                   -
Cash provided by (used in) changes in operating assets and liabilities:
   Trade accounts receivables                                                            -              (1,788)
    Intercompany receivables, net                                                        -                   -
   Other current assets                                                                  -                (352)
   Accounts payable and other accrued expenses                                           -              (4,674)
                                                                                   -------            --------
    Net cash provided by (used in) operating activities                                  -                 790
                                                                                   -------            --------

INVESTING ACTIVITIES:
   Additions to property and equipment                                                   -             (14,936)
   Other                                                                                 -                (873)
                                                                                   -------            --------
     Net cash used in investing activities                                               -             (15,809)
                                                                                   -------            --------

FINANCING ACTIVITIES:
   Principal payments of debt and capital lease obligations                              -              (2,654)
   Proceeds from issuance of debt                                                        -               2,997
   Other                                                                                 -                (230)
                                                                                   -------            --------
    Net cash provided by (used in) financing activities                                  -                 113
                                                                                   -------            --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         -             (14,906)

CASH AND CASH EQUIVALENTS:
   Cash, beginning of period                                                             -              44,740
                                                                                   -------            --------
   Cash, end of period                                                             $     -            $ 29,834
                                                                                   =======            ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this report that are not purely historical or which might be considered an opinion or projection concerning the Company or its business, whether express or implied, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include statements regarding the Company's expectations, intentions, plans or strategies regarding the future, including statements related to the Year 2000 Issue. All forward-looking statements included in this report are based upon information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those described or implied in such forward-looking statements because of certain factors which could affect the Company. Such forward-looking statements should be evaluated in light of the following factors: availability of financing; limitations and delays in reimbursement by third party payors; contract renewals and financial stability of customers; technology changes; governmental regulations; conditions within the health care environment; Year 2000 issues; adverse utilization trends for certain diagnostic imaging procedures; aggressive competition; general economic factors; the Company's inability to carry out its business strategy due to rising purchase prices of imaging centers and companies; successful integration of acquisitions; and the risk factors described in the Company's periodic filings with the SEC on Forms 10-K, 10-Q and 8-K (if any) and the factors described under "Risk Factors" in the Company's Registration Statement on Form S-4, filed with the SEC on August 4, 1998, and any amendments thereto.

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

In fiscal 1998, the Company also acquired all of the capital stock of Signal Medical Services, Inc. (Signal) through the merger of Signal into a wholly owned subsidiary of the Company. The purchase price was approximately $45.7 million. The Signal assets primarily consisted of Mobile Facilities in the Northeastern and Southeastern United States.

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

In the first quarter of fiscal 2000, the Company opened its second radiology co-source outpatient Fixed Facility in Granada Hills, California, which was financed with internally generated funds.

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

The Company continues to pursue acquisition opportunities. The Company believes that the expansion of its business through acquisitions is a key factor in maintaining profitability. Generally, acquisition opportunities are aimed at increasing revenues and profits, and maximizing utilization of existing capacity; however, the Company has incurred and will continue to incur costs for the salaries, benefits and travel expenses of its business development team. Incremental operating profit resulting from future acquisitions will vary depending on geographic location, whether facilities are Mobile or Fixed, the range of services provided and the Company's ability to integrate the acquired businesses into its existing infrastructure. Since 1996, the Company has completed ten acquisitions as discussed above. No assurance can be given, however, that the Company will be able to identify suitable acquisition candidates and thereafter complete such acquisitions on terms acceptable to the Company.

The Company has outstanding $100 million of 9 5/8% senior subordinated notes (Notes). The Notes mature in June 2008, with interest payable semi-annually and are redeemable at the option of the Company, in whole or in part, on or after June 15, 2003. The Notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future indebtedness, as defined in the indenture, of the Company, including borrowings under the bank financing described below. The terms of the Notes contain certain restrictions on the Company's ability to act without first obtaining consent of the noteholders.

The Company also has outstanding with Bank of America, N.A. (BofA) (i) a $50 million term loan which expires in June 2004, (ii) a $25 million working capital facility which expires in June 2003, and (iii) a $75 million acquisition facility which expires in June 2004 (Bank Financing). Borrowings under the Bank Financing bear interest at LIBOR plus 1.75%. The Company is required to pay an annual unused facility fee of between 0.375% and 0.5%, payable quarterly, on unborrowed amounts under the working capital and acquisition facilities, of which the Company paid approximately $0.1 million during the three months ended September 30, 1999. At September 30, 1999, there was (i) approximately $40.1 million in borrowings under the term loan,
(ii) approximately $8.0 million in borrowings under the working capital facility, and (iii) approximately $15.7 million in borrowings under the acquisition facility.

Net cash provided by operating activities was approximately $7.4 million for the three months ended September 30, 1999. Cash provided by operating activities resulted primarily from net income before depreciation and amortization (approximately $8.9 million) and an increase in accounts payable and other accrued expenses (approximately $2.6 million). The increase in accounts payable and other accrued expenses is due primarily to the timing of accrued interest expense relating to the semi-annual interest payments on the Notes described above. The increase in cash provided by operating activities was offset by an increase in trade accounts receivables (approximately $3.1 million). The increase in trade accounts receivables is due primarily to the Company's acquisition and development activities.

Net cash used in investing activities was approximately $7.6 million for the three months ended September 30, 1999. Cash used in investing activities resulted primarily from the Company purchasing or upgrading diagnostic imaging equipment at its existing facilities (approximately $6.0 million) and at the facilities acquired in fiscal 1999 described above (approximately $1.4 million).

Net cash provided by financing activities was approximately $1.8 million for the three months ended September 30, 1999, resulting primarily from borrowings under the working capital facility described above (approximately $5.0 million), offset by principal payments of debt and capital lease obligations (approximately $3.2 million).

The Company has committed to purchase or lease in connection with the development of new Mobile Facilities and replacement of diagnostic imaging equipment at Fixed and Mobile Facilities, at an aggregate cost of approximately $7 million, five MRI systems for delivery during the year ending June 30, 2000. The Company expects to use internally generated funds or operating leases from GE to finance the purchase of such equipment. In addition, the Company previously committed to purchase or lease from GE, at an aggregate cost of approximately $29 million, including siting costs, 24 Open MRI systems for delivery and installation. As of October 31, 1999, the Company had installed 17 of such Open MRI systems: four at existing Centers, three in newly opened Fixed Facilities, and nine in Mobile Facilities which operate in existing networks serviced by conventional Mobile Facilities. In fiscal 2000, the Company sold one Open MRI system, which it intended to install in a Fixed Facility at a hospital in Houston, Texas, to the hospital. As of October 31, 1999, the Company had a remaining commitment to purchase or lease seven of such Open MRI systems, at an aggregate cost of approximately $9 million. The Company may purchase, lease or upgrade other MRI systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new imaging centers are developed in accordance with the Company's business strategy.

The Company's lease expense for diagnostic imaging equipment and other miscellaneous equipment for the three months ended September 30, 1999 was approximately $5.1 million. The operating leases generally provide the Company with the ability to purchase the equipment at fair market value at the end of the lease or at a negotiated amount during the term of the lease. As of September 30, 1999, the Company believes the leased equipment could be purchased for approximately $85 million. The purchase of the leased equipment would require the Company to obtain satisfactory financing and the consent of its lenders.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SEPTEMBER 30, 1998

REVENUES: Revenues increased approximately 21.9% from approximately $37.9 million for the three months ended September 30, 1998, to approximately $46.2 million for the three months ended September 30, 1999. This increase was due primarily to the acquisitions discussed above (approximately $2.8 million) and an increase in contract services, patient services and other revenues (approximately $5.5 million) at existing facilities.

Contract services revenues increased approximately 21.8% from approximately $20.2 million for the three months ended September 30, 1998, to approximately $24.6 million for the three months ended September 30, 1999. This increase was due primarily to the acquisitions discussed above (approximately $1.0 million) and an increase in the Company's existing business (approximately $3.4 million). The increase in existing business was due to (i) the addition of six Mobile Facilities under fixed monthly fee contracts and (ii) higher utilization (approximately 15%) at the Company's existing mobile customer base offset by a decline in reimbursement from customers, primarily hospitals (approximately 2%).

Contract services revenues, primarily earned by its Mobile Facilities, represented approximately 53% of total revenues for the three months ended September 30, 1999. Each year approximately one-quarter to one-third of the contract services agreements are subject to renewal. It is expected that some high volume customer accounts will elect not to renew their agreements and instead will purchase or lease their own diagnostic imaging equipment and some customers may choose an alternative services provider. In the past where agreements have not been renewed, the Company has been able to obtain replacement customer accounts. While some replacement accounts have initially been smaller than the lost accounts, such replacement accounts revenues have generally increased over the term of the agreement. The non-renewal of a single customer agreement would not have a material impact on the Company's contract services revenues; however, non-renewal of several agreements could have a material impact on contract services revenues.

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

Patient services revenues increased approximately 20.9% from approximately $17.2 million for the three months ended September 30, 1998, to approximately $20.8 million for the three months ended September 30, 1999. This increase was due primarily to the acquisitions and opened centers discussed above (approximately $1.8 million) and an increase in revenues at existing facilities (approximately $1.8 million). The increase at existing facilities was due to higher utilization (approximately 11%), partially offset by declines in reimbursement from third party payors (approximately 5%).

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

COSTS OF OPERATIONS: Costs of operations increased approximately 24.1% from approximately $30.7 million for the three months ended September 30, 1998, to approximately $38.1 million for the three months ended September 30, 1999. This increase was due primarily to an increase in costs due to the acquisitions and opened centers discussed above (approximately $2.8 million) and an increase in costs at existing facilities (approximately $4.6 million).

Costs of operations, as a percentage of total revenues, increased from approximately 81.0% for the three months ended September 30, 1998, to approximately 82.5% for the three months ended September 30, 1999. The percentage increase is due primarily to higher salaries and benefits and equipment lease and depreciation costs, partially offset by reduced supply and equipment maintenance costs as a result of the Company negotiating favorable supply contracts.

CORPORATE OPERATING EXPENSES: Corporate operating expenses increased approximately 18.2%, from approximately $2.2 million for the three months ended September 30, 1998, to approximately $2.6 million for the three months ended September 30, 1999. This increase was due primarily to (i) increased salaries, benefits, travel and legal costs associated with the Company's acquisition and development activities and (ii) additional information systems costs. Corporate operating expenses, as a percentage of total revenues, decreased from approximately 5.8% for the three months ended September 30, 1998, to approximately 5.7% for the three months ended September 30, 1999.

INTEREST EXPENSE, NET: Interest expense, net increased approximately 14.3% from approximately $3.5 million for the three months ended September 30, 1998, to approximately $4.0 million for the three months ended September 30, 1999. This increase was due primarily to additional debt related to (i) the acquisitions discussed above and (ii) the Company upgrading its existing diagnostic imaging equipment, offset by reduced interest as a result of amortization of long-term debt.

PROVISION FOR INCOME TAXES: Provision for income taxes increased from approximately $0.06 million for the three months ended September 30, 1998, to approximately $0.3 million for the three months ended September 30, 1999. The effective tax rate increased to approximately 20% in 1999 from approximately 3% in 1998 primarily as a result of the effects of benefits from the Company's net operating loss carryforwards.

INCOME PER COMMON AND CONVERTED PREFERRED SHARE: On a diluted basis, net income per common and converted preferred share was $0.14 for the three months ended September 30, 1999, compared to net income per common and converted preferred share of $0.18 for the same period in 1998. The decrease in net income per common and converted preferred share is the result of (i) increased interest expense and (ii) an increase in provision for income taxes, offset by (i) increased income from company operations and (ii) an increase in earnings from unconsolidated partnerships.

NEW PRONOUNCEMENTS

In fiscal 2001, the Company will be required to adopt Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivatives, Instruments and Hedging Activities", as deferred and amended by SFAS No. 137. The Company believes the adoption of this standard will not have a material impact on the Company's financial condition or results of operations.

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

The Company has completed assessment, renovation, testing and implementation of 95% of its internal information technology systems and now estimates that it will complete the process for its remaining internal information technology systems by November 19, 1999.

The Company is assessing the potential for Year 2000 problems with the information systems of its customers and vendors. The Company has sent to the majority of its vendors, customers, business partners, landlords and other third parties, questionnaires and letters to confirm their Y2K readiness. The Company has received information concerning the Year 2000 readiness of all of its customers, vendors and other third parties with which the Company has a material relationship. The Company is taking appropriate precautions as part of its contingency plans to be prepared should material customers, vendors or other third parties fail to be Year 2000 ready.

All of the Company's diagnostic imaging equipment used to provide imaging services have computer systems and applications, and in some cases embedded microprocessors, that could be affected by Year 2000 Issues. The Company has completed its assessment of the impact on its diagnostic imaging equipment by contacting the vendors of such equipment. The vendor with respect to the majority of the MRI and CT equipment used by the Company has informed the Company (i) that certain identified MRI and CT equipment is Year 2000 ready,
(ii) it has developed software for functional workarounds to ensure Year 2000 compliance with respect to the balance of its noncompliant MRI and CT equipment and (iii) remediation will be made during future regular maintenance visits prior to December 31, 1999. The Company has contacted the other vendors of its diagnostic imaging equipment and received information from such other vendors with respect to their assessment of the impact on the equipment that they provided to the Company. In addition, the Company is utilizing other resources at its disposal, e.g. equipment vendor web sites, to assist in its assessment. The Company has completed its assessment and renovation of over 90% of its diagnostic imaging equipment. The Company expects that its remaining diagnostic imaging equipment will be remediated within the next 30 days by either repair or replacement.

The Company has completed its assessment of the potential for Year 2000 problems with the embedded microprocessors in its other equipment, facilities and corporate and regional offices, including telecommunications systems, utilities, dictation systems, security systems and HVACS.

COSTS TO ADDRESS YEAR 2000 ISSUE: The Company estimates that the cost of assessment, renovation, testing and implementation of its internal information technology systems and diagnostic imaging equipment will range from approximately $500,000 to $800,000, primarily relating to capital expenditures for the replacement of diagnostic imaging equipment, if required. To date, the Company has incurred costs of approximately $110,000 relating to consultants, additional personnel, programming, new software and hardware, software upgrades, and travel expenses. The Company expects that such costs will be funded through internally generated funds.

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

CONTINGENCY PLAN: The Company is in the process of finalizing its contingency plan to address unavoided or unavoidable Year 2000 risks with internal information technology systems and with customers, vendors and other third parties.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk exposure relates primarily to interest rates, where the Company will periodically use interest rate swaps to hedge interest rates on long-term debt under its Bank Financing. The Company does not engage in activities using complex or highly leveraged instruments.

At September 30, 1999, the Company had outstanding an interest rate swap, converting $38.3 million of its term loan floating rate debt to fixed rate debt. Since the majority of the Company's debt has historically been fixed-rate debt, the impact of the interest rate swap has not been material on the Company's weighted average interest rate.

PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)      EXHIBITS.

                    There are none.

           (b)      REPORTS ON FORM 8-K.

                    The Company did not file any Current Report on Form 8-K with the SEC for the quarter ended September 30, 1999.

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

                                       INSIGHT HEALTH SERVICES CORP.



                              /s/   FRANK E. EGGER
                              ------------------------------------
                              Frank E. Egger, Acting President and
                              Chief Executive Officer



                              /s/   THOMAS V. CROAL
                             -------------------------------------
                             Thomas V. Croal
                             Executive Vice President and
                             Chief Financial Officer


                             November 15, 1999