Form 10-Q
period 1999-12-31
INSIGHT HEALTH SERVICES CORP
filed 2000-02-11
CIK 1012697

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1999

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to                 .
                                        ----------------   -----------------

                         Commission file number 0-28622

                          INSIGHT HEALTH SERVICES CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                           33-0702770
---------------------------------                         --------------------
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                          Identification No.)

            4400 MACARTHUR BLVD., SUITE 800, NEWPORT BEACH, CA    92660
          ----------------------------------------------------------------
             (Address of principal executive offices)           (Zip code)

                                 (949) 476-0733
               ---------------------------------------------------
               (Registrant's telephone number including area code)

                                       N/A
         -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes     X          No
                            -----------       --------


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 2,965,791 shares of Common Stock as of February 5, 2000.

                  The number of pages in this Form 10-Q is 26.

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                               PAGE  NUMBER
                                                                                               ------------
PART I.    FINANCIAL INFORMATION

     ITEM 1.    FINANCIAL STATEMENTS

                Condensed Consolidated Balance Sheets as of December 31, 1999
                    and June 30, 1999 (unaudited)                                                         3

                Condensed Consolidated Statements of Income
                    for the six months ended December 31, 1999 and 1998 (unaudited)                       4

                Condensed Consolidated Statements of Income
                    for the three months ended December 31, 1999 and 1998 (unaudited)                     5

                Condensed Consolidated Statements of Cash Flows
                    for the six months ended December 31, 1999 and 1998 (unaudited)                       6

                Notes to Condensed Consolidated Financial Statements                                      7-17

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                                                       18-24

     ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                24

PART II.   OTHER INFORMATION

     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                       25

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                          25

SIGNATURES                                                                                                26


ITEM 1.  FINANCIAL STATEMENTS

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                            December 31,          June 30,
                                                                                                1999                1999
                                                                                          -----------------   -----------------
                                         ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                                  $    9,685           $  14,294
     Trade accounts receivables, net                                                                40,279              35,987
     Other current assets                                                                            8,108               7,302
                                                                                                  --------            ---------
       Total current assets                                                                         58,072              57,583

PROPERTY AND EQUIPMENT, net of accumulated depreciation
     and amortization of $50,500 and $43,611, respectively                                         142,388              90,671

INVESTMENTS IN PARTNERSHIPS                                                                          1,314               1,415
OTHER ASSETS                                                                                         8,052               8,308
INTANGIBLE ASSETS, net                                                                              78,219               80,327
                                                                                                ----------           ---------
                                                                                                $  288,045           $ 238,304
                                                                                                ==========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of equipment, capital leases  and other notes                              $   20,111           $  12,443
     Accounts payable and other accrued expenses                                                    18,026              20,489
                                                                                                ----------           ---------
       Total current liabilities                                                                    38,137              32,932

LONG-TERM LIABILITIES:
     Equipment, capital leases and other notes, less current portion                               202,166             160,187
     Other long-term liabilities                                                                       906               1,079
                                                                                                ----------           ---------
       Total long-term liabilities                                                                 203,072             161,266
                                                                                                ----------           ---------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 3,500,000 shares authorized:
       Convertible Series B preferred stock, 25,000 shares outstanding at
         December 31, 1999 and June 30, 1999, respectively, with a liquidation
         preference of  $25,000 as of December 31, 1999                                             23,923              23,923
       Convertible Series C preferred stock, 27,953 shares outstanding at
         December 31, 1999 and June 30, 1999, respectively, with a liquidation
         preference of  $27,953 as of December 31, 1999                                             13,173              13,173
     Common stock, $.001 par value, 25,000,000 shares authorized:
       2,935,791 and 2,879,071 shares outstanding at December 31, 1999
       and June 30, 1999, respectively                                                                   3                   3
     Additional paid-in capital                                                                     23,639              23,551
     Accumulated deficit                                                                           (13,902)            (16,544)
                                                                                                 ---------            --------
       Total stockholders' equity                                                                   46,836              44,106
                                                                                                ----------           ---------
                                                                                                $  288,045           $ 238,304
                                                                                                ==========           =========

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                   Six Months Ended
                                                                                                     December 31,
                                                                                         -------------------------------------
                                                                                               1999                1998
                                                                                         -----------------   ----------------
REVENUES:
     Contract services                                                                            $ 49,384            $ 40,085
     Patient services                                                                               41,898              35,144
     Other                                                                                           1,005               1,577
                                                                                                 ---------             -------
       Total revenues                                                                               92,287              76,806
                                                                                                 ---------             -------

COSTS OF OPERATIONS:
     Costs of services                                                                              49,751              39,383
     Provision for doubtful accounts                                                                 1,412               1,255
     Equipment leases                                                                                9,232               8,687
     Depreciation and amortization                                                                  15,195              12,115
                                                                                                 ---------            --------
       Total costs of operations                                                                    75,590              61,440
                                                                                                 ---------            --------

       Gross profit                                                                                 16,697              15,366

CORPORATE OPERATING EXPENSES                                                                         5,439               4,657
                                                                                                 ---------             -------

       Income from company operations                                                               11,258              10,709

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS                                                      403                 258
                                                                                                 ---------             --------

       Operating income                                                                             11,661              10,967

INTEREST EXPENSE, net                                                                                8,359               7,033
                                                                                                 ---------             --------

       Income before income taxes                                                                    3,302               3,934

PROVISION FOR INCOME TAXES                                                                             660                 272
                                                                                                 ---------             --------

       Net income                                                                                  $ 2,642             $ 3,662
                                                                                                 =========             =======

INCOME PER COMMON AND CONVERTED PREFERRED SHARE:

       Basic                                                                                        $ 0.29              $ 0.40
                                                                                                 =========             =======
       Diluted                                                                                      $ 0.28              $ 0.39
                                                                                                 =========             =======

WEIGHTED AVERAGE NUMBER OF COMMON AND
     CONVERTED PREFERRED SHARES OUTSTANDING:

       Basic                                                                                     9,227,438           9,146,773
                                                                                                 =========           =========
       Diluted                                                                                   9,380,227           9,405,288
                                                                                                 =========           =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                  Three Months Ended
                                                                                                    December 31,
                                                                                          ------------------------------------
                                                                                               1999                1998
                                                                                          -----------------   -----------------
REVENUES:
     Contract services                                                                           $ 24,795            $ 19,865
     Patient services                                                                              21,078              17,945
     Other                                                                                            248               1,063
                                                                                                 ---------             --------
       Total revenues                                                                              46,121              38,873
                                                                                                 ---------             --------

COSTS OF OPERATIONS:

     Costs of services                                                                             25,054              19,583
     Provision for doubtful accounts                                                                  662                 632
     Equipment leases                                                                               4,146               4,350
     Depreciation and amortization                                                                  7,632               6,148
                                                                                                 ---------             --------
       Total costs of operations                                                                   37,494              30,713
                                                                                                 ---------             --------

       Gross profit                                                                                 8,627               8,160

CORPORATE OPERATING EXPENSES                                                                        2,804               2,458
                                                                                                 ---------             --------

       Income from company operations                                                               5,823               5,702

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS                                                     225                  84
                                                                                                 ---------             --------

       Operating income                                                                             6,048               5,786

INTEREST EXPENSE, net                                                                               4,396               3,574
                                                                                                 ---------             --------

       Income before income taxes                                                                   1,652               2,212

PROVISION FOR INCOME TAXES                                                                            330                 212
                                                                                                 ---------             --------

       Net income                                                                                 $ 1,322             $ 2,000
                                                                                                 =========             =======

INCOME PER COMMON AND CONVERTED PREFERRED SHARE:

       Basic                                                                                       $ 0.14              $ 0.22
                                                                                                 =========             =======
       Diluted                                                                                     $ 0.14              $ 0.21
                                                                                                 =========             =======

WEIGHTED AVERAGE NUMBER OF COMMON AND
     CONVERTED PREFERRED SHARES OUTSTANDING:

       Basic                                                                                    9,252,946           9,150,897
                                                                                                ==========          ==========
       Diluted                                                                                  9,401,721           9,378,578
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

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                                     Six Months Ended
                                                                                                         December 31,
                                                                                          -------------------------------------
                                                                                                1999                1998
                                                                                          -----------------   -----------------
OPERATING ACTIVITIES:
     Net income                                                                                    $ 2,642             $ 3,662
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                                                15,195              12,115
       Amortization of deferred gain on debt restructure                                               (14)                (45)
     Cash used in changes in operating assets and liabilities:
       Trade accounts receivables                                                                   (4,292)             (4,477)
       Other current assets                                                                           (806)             (1,132)
       Accounts payable and other accrued expenses                                                  (2,463)             (8,393)
                                                                                                 ---------             --------
         Net cash provided by operating activities                                                  10,262               1,730
                                                                                                 ---------             --------
INVESTING ACTIVITIES:
     Acquisition of Centers                                                                         (1,433)                  -
     Additions to property and equipment                                                           (10,707)            (26,865)
     Other                                                                                            (147)             (1,283)
                                                                                                 ---------             -------
         Net cash used in investing activities                                                     (12,287)            (28,148)
                                                                                                 ---------             --------

FINANCING ACTIVITIES:
     Proceeds from stock options and warrants exercised                                                 88                  11
     Proceeds from issuance of common stock                                                              -                  21
     Principal payments of debt and capital lease obligations                                       (7,513)             (8,594)
     Proceeds from issuance of debt                                                                  5,000               4,506
     Other                                                                                            (159)               (266)
                                                                                                 ---------             --------
         Net cash used in financing activities                                                      (2,584)             (4,322)
                                                                                                 ---------             --------
DECREASE IN CASH AND CASH EQUIVALENTS                                                               (4,609)            (30,740)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                                            14,294              44,740
                                                                                                 ---------             --------
     End of period                                                                                 $ 9,685            $ 14,000
                                                                                                 =========             ========
SUPPLEMENTAL INFORMATION:
     Interest paid                                                                                 $ 7,843             $ 6,979
     Income taxes paid                                                                                 252                  39
     Equipment additions under capital leases                                                       52,160                   -



The accompanying notes are an integral part of these condensed consolidated financial statements.

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  NATURE OF BUSINESS

InSight Health Services Corp. (the Company) provides diagnostic imaging, treatment and related management services in 32 states throughout the United States. The Company's services are provided through a network of 77 mobile magnetic resonance imaging (MRI) facilities (Mobile Facilities), 32 fixed-site MRI facilities (Fixed Facilities), 25 multi-modality imaging centers (Centers), 5 mobile lithotripsy facilities, one Leksell Stereotactic Gamma Knife treatment center, and one radiation oncology center. An additional radiation oncology center is operated by the Company as part of one of its Centers. The Company's operations are located throughout the United States, with a substantial presence in California, Texas, New England, the Carolinas and the Midwest (Illinois, Indiana and Ohio).

At its Centers, the Company offers other services in addition to MRI including computed tomography (CT), diagnostic and fluoroscopic x-ray, mammography, diagnostic ultrasound, bone densitometry, nuclear medicine, nuclear cardiology, and cardiovascular services. The Company offers additional services through a variety of arrangements including equipment rental, technologist services, marketing, radiology management services, patient scheduling, utilization review and billing and collection services.

2.  INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of the Company's Annual Report on Form 10-K for the period ended June 30, 1999 filed with the Securities and Exchange Commission
(SEC) on September 28, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for fair presentation of results for the period have been included. The results of operations for the six months ended December 31, 1999 are not necessarily indicative of the results to be achieved for the full fiscal year.

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

Set forth below is the summarized combined financial data of the Company's two 50% controlled entities, which are consolidated (amounts in thousands):


                                                           December 31,          June 30,
                                                               1999                1999
                                                         -----------------   -----------------
                                                                      (unaudited)

Condensed Combined Balance Sheet Data:
     Current assets                                               $ 1,835             $ 1,494
     Total assets                                                   1,964               1,637
     Current liabilities                                              849                 640
     Minority interest equity                                         457                 515


                                                                    Six Months Ended                     Three Months Ended
                                                                      December 31,                          December 31,
                                                         ---------------------------------------------------------------------------
                                                               1999                1998                1999               1998
                                                         -----------------   -----------------   -----------------   ---------------
                                                                       (unaudited)                           (unaudited)
Condensed Combined Statement of Income Data:

     Net revenues                                                 $ 2,772             $ 2,875             $ 1,355            $ 1,436
     Expenses                                                       1,752               1,991                 893                998
     Provision for center profit distribution                         510                 442                 231                219
                                                                 ---------            --------            --------           -------
     Net income                                                   $   510             $   442             $   231            $   219
                                                                 =========            ========            ========           =======


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

A reconciliation of basic and diluted share computations is as follows:


                                                                  Six Months Ended                     Three Months Ended
                                                                    December 31,                          December 31,
                                                         ------------------------------------  ------------------------------------
                                                               1999               1998               1999               1998
                                                         -----------------   -----------------------------------   ----------------
                                                                      (unaudited)                           (unaudited)
Average common stock outstanding                                2,904,782          2,824,117          2,930,290        2,828,241
Effect of preferred stock                                       6,322,656          6,322,656          6,322,656        6,322,656
                                                               ----------         ----------         ----------        ---------
Denominator for basic EPS                                       9,227,438          9,146,773          9,252,946        9,150,897
Dilutive effect of stock options and warrants                     152,789            258,515            148,775          227,681
                                                               ----------         ----------         ----------        ---------
                                                                9,380,227          9,405,288          9,401,721        9,378,578
                                                               ==========         ==========         ==========        =========

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

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
                                DECEMBER 31, 1999
                             (Amounts in thousands)

                                                                     PARENT
                                                                    COMPANY          GUARANTOR         NON-GUARANTOR
                                                                      ONLY          SUBSIDIARIES       SUBSIDIARIES
                                                                 --------------  ------------------ -------------------
                             ASSETS
 Current assets:
    Cash and cash equivalents                                        $       -           $   7,160            $  2,525
    Trade accounts receivables, net                                          -              36,535               3,744
    Other current assets                                                     -               8,071                  37
    Intercompany accounts receivable                                   225,163              11,242                   -
                                                                     -----------         ---------            ---------
      Total current assets                                             225,163              63,008               6,306
 Property and equipment, net                                                 -             134,424               7,964
 Investments in partnerships                                                 -               1,314                   -
 Investments in consolidated subsidiaries                              (16,498)              2,598                   -
 Other assets                                                                -               8,052                   -
 Intangible assets, net                                                      -              77,627                 592
                                                                     -----------         ---------            ---------
                                                                     $ 208,665           $ 287,023            $ 14,862
                                                                     ===========         ==========           =========

              LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:

    Current portion of equipment, capital leases and other notes     $  10,150           $   9,797            $    164
    Accounts payable and other accrued expenses                              -              17,619                 407
    Intercompany accounts payable                                            -             225,163              11,242
                                                                     -----------         ---------            ---------
     Total current liabilities                                          10,150             252,579              11,813
 Equipment, capital leases and other notes, less current portion       151,679              50,027                 460
 Other long-term liabilities                                                 -                 915                  (9)
 Stockholders' equity (deficit)                                         46,836             (16,498)              2,598
                                                                     -----------         ---------            ---------
                                                                     $ 208,665           $ 287,023            $ 14,862
                                                                     ===========         =========            =========

                                                                ELIMINATIONS      CONSOLIDATED
                                                              ---------------   -----------------
                             ASSETS
 Current assets:
    Cash and cash equivalents                                      $        -          $    9,685
    Trade accounts receivables, net                                         -              40,279
    Other current assets                                                    -               8,108
    Intercompany accounts receivable                                 (236,405)                 -
                                                                     ----------         ---------
      Total current assets                                           (236,405)             58,072
 Property and equipment, net                                                -             142,388
 Investments in partnerships                                                -               1,314
 Investments in consolidated subsidiaries                              13,900                   -
 Other assets                                                               -               8,052
 Intangible assets, net                                                     -              78,219
                                                                   ------------        ----------
                                                                   $ (222,505)         $ 288,045
                                                                   ============        ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:

    Current portion of equipment, capital leases and other notes   $        -          $   20,111
    Accounts payable and other accrued expenses                             -              18,026
    Intercompany accounts payable                                    (236,405)                 -
                                                                     ---------        -----------
     Total current liabilities                                       (236,405)             38,137
 Equipment, capital leases and other notes, less current portion            -             202,166
 Other long-term liabilities                                                -                 906
 Stockholders' equity (deficit)                                       13,900               46,836
                                                                   -------------       ----------
                                                                   $ (222,505)         $ 288,045
                                                                   =============       ==========

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 1999
                             (Amounts in thousands)

                                                                   PARENT
                                                                  COMPANY          GUARANTOR          NON-GUARANTOR
                                                                    ONLY          SUBSIDIARIES       SUBSIDIARIES
                                                               --------------  ------------------ -------------------
                            ASSETS
 Current assets:
    Cash and cash equivalents                                      $       -           $  12,709             $ 1,585
    Trade accounts receivables, net                                        -              32,164               3,823
    Other current assets                                                   -               7,188                 114
    Intercompany accounts receivable                                 225,140              11,027                   -
                                                                   ----------           --------              ---------
      Total current assets                                           225,140              63,088               5,522
 Property and equipment, net                                               -              82,544               8,127
 Investments in partnerships                                               -               1,415                   -
 Investments in consolidated subsidiaries                            (19,234)              2,691                   -
 Other assets                                                              -               8,308                   -
 Intangible assets, net                                                    -              79,606                 721
                                                                   ----------           --------              ---------
                                                                   $ 205,906           $ 237,652             $ 14,370
                                                                   ==========          ==========             =========

             LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:

    Current portion of equipment, capital leases and other notes   $   9,945           $   2,374              $    124
    Accounts payable and other accrued expenses                            -              20,128                   361
    Intercompany accounts payable                                          -             225,140                11,027
                                                                   ----------           --------              ---------
     Total current liabilities                                         9,945             247,642                11,512
 Equipment, capital leases and other notes, less current portion     151,855               8,315                    17
 Other long-term liabilities                                               -                 929                   150
 Stockholders' equity (deficit)                                       44,106             (19,234)                2,691
                                                                   ----------           --------              ---------
                                                                   $ 205,906           $ 237,652              $ 14,370
                                                                   ==========          ==========             =========

                                                                      ELIMINATIONS        CONSOLIDATED
                                                               --- ------------------  -------------------
                            ASSETS
 Current assets:

    Cash and cash equivalents                                        $        -           $   14,294
    Trade accounts receivables, net                                           -               35,987
    Other current assets                                                      -                7,302
    Intercompany accounts receivable                                   (236,167)                  -
                                                                     -----------           ---------
      Total current assets                                             (236,167)              57,583
 Property and equipment, net                                                  -               90,671
 Investments in partnerships                                                  -                1,415
 Investments in consolidated subsidiaries                                16,543                    -
 Other assets                                                                 -                8,308
 Intangible assets, net                                                       -               80,327
                                                                     -----------          ----------
                                                                     $ (219,624)          $  238,304
                                                                     ===========          ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:

    Current portion of equipment, capital leases and other notes     $        -            $  12,443
    Accounts payable and other accrued expenses                               -               20,489
    Intercompany accounts payable                                      (236,167)                  -
                                                                     -----------          ----------
     Total current liabilities                                         (236,167)              32,932
 Equipment, capital leases and other notes, less current portion              -              160,187
 Other long-term liabilities                                                  -                1,079
 Stockholders' equity (deficit)                                          16,543               44,106
                                                                     -----------           ---------
                                                                     $ (219,624)           $ 238,304
                                                                     ===========           =========

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1999
                             (Amounts in thousands)

                                                      PARENT
                                                      COMPANY       GUARANTOR        NON-GUARANTOR
                                                       ONLY        SUBSIDIARIES     SUBSIDIARIES
                                                   ------------  ---------------- ------------------
 Revenues                                             $      -       $  82,700              $ 9,587
 Costs of operations                                         -          67,525                8,065
                                                     ----------   ------------         -------------
     Gross profit                                            -          15,175                1,522

 Corporate operating expenses                                -           5,439                    -
                                                     ----------   ------------         -------------
     Income from company operations                          -           9,736                1,522

 Equity in earnings of unconsolidated partnerships           -             403                    -
                                                     ----------   ------------         -------------
     Operating income                                        -          10,139                1,522

 Interest expense, net                                       -           7,810                  549
                                                     ----------   ------------         -------------
     Income before income taxes                              -           2,329                  973

 Provision for income taxes                                  -             660                    -
                                                     ----------   ------------         -------------
     Income before equity in income of
     consolidated subsidiaries                               -           1,669                  973

 Equity in income of consolidated subsidiaries           2,642             973                    -
                                                     ----------   ------------         -------------

     Net income                                       $  2,642       $   2,642                $ 973
                                                     ==========   ============          ============



                                                      ELIMINATIONS         CONSOLIDATED
                                                   -------------------  ------------------
 Revenues                                               $       -            $ 92,287
 Costs of operations                                            -              75,590
                                                     --------------          ---------
     Gross profit                                               -              16,697

     Corporate operating expenses                               -               5,439
                                                     --------------          ---------
     Income from company operations                             -              11,258

 Equity in earnings of unconsolidated partnerships              -                 403
                                                     --------------          ----------
     Operating income                                           -              11,661

 Interest expense, net                                          -               8,359
                                                     --------------          ----------
     Income before income taxes                                 -               3,302

 Provision for income taxes                                     -                 660
                                                     --------------          ----------
     Income before equity in income of
     consolidated subsidiaries                                  -               2,642

 Equity in income of consolidated subsidiaries             (3,615)                  -
                                                     --------------          ----------
   Net income                                           $  (3,615)           $  2,642
                                                     ==============          ==========

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1998
                             (Amounts in thousands)

                                                     PARENT
                                                     COMPANY      GUARANTOR     NON-GUARANTOR
                                                      ONLY       SUBSIDIARIES  SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                     ----------  ------------ ---------------  -----------  -------------
 Revenues                                             $      -      $ 67,495         $ 9,311          $ -      $ 76,806
 Costs of operations                                         -        53,587           7,853            -        61,440
                                                     ----------  ------------  --------------  -----------   ----------
     Gross profit                                            -        13,908           1,458            -        15,366

 Corporate operating expenses                                -         4,657               -            -         4,657
                                                     ----------  ------------  --------------  -----------   ----------
     Income from company operations                          -         9,251           1,458            -        10,709

 Equity in earnings of unconsolidated partnerships           -           258               -            -           258
                                                     ----------  ------------  --------------  -----------   ----------
     Operating income                                        -         9,509           1,458            -        10,967

 Interest expense, net                                       -         6,499             534            -         7,033
                                                     ----------  ------------  --------------  -----------   ----------
     Income before income taxes                              -         3,010             924            -         3,934

 Provision for income taxes                                  -           272               -            -           272
                                                     ----------  ------------  --------------  -----------   ----------
     Income before equity in income of
     consolidated subsidiaries                               -         2,738             924            -         3,662

 Equity in income of consolidated subsidiaries           3,662           924               -       (4,586)            -
                                                     ----------  ------------  --------------  -----------   ----------

     Net income                                       $  3,662       $ 3,662           $ 924     $ (4,586)      $ 3,662
                                                     ==========  ============  ==============  ===========   ==========

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1999
                             (Amounts in thousands)

                                                       PARENT
                                                        COMPANY   GUARANTOR     NON-GUARANTOR
                                                        ONLY     SUBSIDIARIES  SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                     ----------  ------------  --------------  ------------  ------------
 Revenues                                              $     -      $ 41,391         $ 4,730     $      -       $ 46,121
 Costs of operations                                         -        33,464           4,030            -         37,494
                                                     ----------  ------------  --------------  -----------   ------------
     Gross profit                                            -         7,927             700            -          8,627

 Corporate operating expenses                                -         2,804               -            -          2,804
                                                     ----------  ------------  --------------  -----------   ------------
     Income from company operations                          -         5,123             700            -          5,823

 Equity in earnings of unconsolidated partnerships           -           225               -            -            225
                                                     ----------  ------------  --------------  -----------   ------------
     Operating income                                        -         5,348             700            -          6,048

 Interest expense, net                                       -         4,121             275            -          4,396
                                                     ----------  ------------  --------------  -----------   ------------
     Income before income taxes                              -         1,227             425            -          1,652

 Provision for income taxes                                  -           330               -            -            330
                                                     ----------  ------------  --------------  -----------   ------------
     Income before equity in income of
     consolidated subsidiaries                               -           897             425            -          1,322

 Equity in income of consolidated subsidiaries           1,322           425               -       (1,747)            -
                                                     ----------  ------------  --------------  -----------   ------------

     Net income                                        $ 1,322       $ 1,322         $   425     $ (1,747)       $ 1,322
                                                     ==========  ============  ==============  ===========   ============

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1998
                             (Amounts in thousands)

                                                         PARENT
                                                         COMPANY     GUARANTOR       NON-GUARANTOR
                                                          ONLY       SUBSIDIARIES   SUBSIDIARIES        ELIMINATIONS    CONSOLIDATED
                                                      ------------  --------------------------------  ----------------  ------------
Revenues                                                $     -          $34,122       $ 4,751          $     -           $38,873
Costs of operations                                           -           26,762         3,951                -            30,713
                                                        -------          -------       -------          -------           -------
    Gross profit                                              -            7,360           800                -             8,160

Corporate operating expenses                                  -            2,458             -                -             2,458
                                                        -------          -------       -------          -------           -------
    Income from company operations                            -            4,902           800                -             5,702

Equity in earnings of unconsolidated partnerships             -               84             -                -                84
                                                        -------          -------       -------          -------           -------
    Operating income                                          -            4,986           800                -             5,786

Interest expense, net                                         -            3,296           278                -             3,574
                                                        -------          -------       -------          -------           -------
    Income before income taxes                                -            1,690           522                -             2,212

Provision for income taxes                                    -              212             -                -               212
                                                        -------          -------       -------          -------           -------
    Income before equity in income of
    consolidated subsidiaries                                 -            1,478           522                -             2,000

Equity in income of consolidated subsidiaries             2,000              522             -           (2,522)                -
                                                        -------          -------       -------          -------           -------

    Net income                                          $ 2,000          $ 2,000       $   522          $(2,522)          $ 2,000
                                                        =======          =======       =======          =======           =======

                 INSIGHT HEALTH SERVICES CORP. AND SUBIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1999
                             (Amounts in thousands)

                                                                 PARENT
                                                                 COMPANY            GUARANTOR
                                                                  ONLY            SUBSIDIARIES
                                                                  -------         ------------
OPERATING ACTIVITIES:
   Net income                                                    $  2,642           $  2,642
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                       -             13,807
    Amortization of deferred gain on debt restructure                   -                (14)
    Equity in income of consolidated subsidiaries                  (2,642)              (973)
Cash provided by (used in) changes in operating assets
 and liabilities:
   Trade accounts receivables                                           -             (4,371)
   Intercompany receivables, net                                     (117)               968
   Other current assets                                                 -               (883)
   Accounts payable and other accrued expenses                          -             (2,509)
                                                                 --------           --------
    Net cash provided by (used in) operating activities              (117)             8,667
                                                                 --------           --------
INVESTING ACTIVITIES:

   Acquisitions of Centers                                              -             (1,433)
   Additions to property and equipment                                  -            (10,206)
   Other                                                                -               (147)
                                                                 --------           --------
     Net cash used in investing activities                              -            (11,786)
                                                                 --------           --------
FINANCING ACTIVITIES:
   Proceeds from stock options exercised                               88                  -
   Principal payments of debt and capital lease
   obligations                                                     (4,971)            (2,430)
   Proceeds from issuance of debt                                   5,000                  -
   Other                                                                -                  -
                                                                 --------           --------
    Net cash provided by (used in) financing activities               117             (2,430)
                                                                 --------           --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        -             (5,549)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                  -             12,709
                                                                 --------           --------
   End of period                                                 $      -           $  7,160
                                                                 ========           ========

                                                                NON-GUARANTOR
                                                                SUBSIDIARIES       ELIMINATIONS     CONSOLIDATED
                                                                --------------    --------------   ------------------
OPERATING ACTIVITIES:
   Net income                                                    $    973           $ (3,615)          $  2,642
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:

    Depreciation and amortization                                   1,388                  -             15,195
    Amortization of deferred gain on debt restructure                   -                  -                (14)
    Equity in income of consolidated subsidiaries                       -              3,615                  -
Cash provided by (used in) changes in operating assets
 and liabilities:

   Trade accounts receivables                                          79                  -             (4,292)
    Intercompany receivables, net                                    (851)                 -                  -
   Other current assets                                                77                  -               (806)
   Accounts payable and other accrued expenses                         46                  -             (2,463)
                                                                 --------           --------           --------
    Net cash provided by (used in) operating activities             1,712                  -             10,262
                                                                 --------           --------           --------

INVESTING ACTIVITIES:

   Acquisitions of Centers                                              -                  -             (1,433)
   Additions to property and equipment                               (501)                 -            (10,707)
   Other                                                                -                  -               (147)
                                                                 --------           --------           --------
     Net cash used in investing activities                           (501)                 -            (12,287)
                                                                 --------           --------           --------

FINANCING ACTIVITIES:

   Proceeds from stock options exercised                                -                  -                 88
   Principal payments of debt and capital lease
   obligations                                                       (112)                 -             (7,513)
   Proceeds from issuance of debt                                       -                  -              5,000
   Other                                                             (159)                 -               (159)
                                                                 --------           --------           --------
    Net cash provided by (used in) financing activities              (271)                 -             (2,584)
                                                                 --------           --------           --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      940                  -             (4,609)

CASH AND CASH EQUIVALENTS:

   Beginning of period                                              1,585                  -             14,294
                                                                 --------           --------           --------
   End of period                                                 $  2,525           $      -           $  9,685
                                                                 ========           ========           ========

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1998
                             (Amounts in thousands)

                                                                                  PARENT
                                                                                 COMPANY        GUARANTOR
                                                                                 ONLY           SUBSIDIARIES
                                                                                ----------- ---------------
OPERATING ACTIVITIES:
   Net income                                                                    $  3,662           $  3,662
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                                       -             10,643
    Amortization of deferred gain on debt restructure                                   -                (45)
    Equity in income of consolidated subsidiaries                                  (3,662)              (924)
Cash provided by (used in) changes in operating assets and liabilities:
   Trade accounts receivables                                                           -             (3,685)
   Intercompany receivables, net                                                    3,718            (10,262)
   Other current assets                                                                 -             (1,241)
   Accounts payable and other accrued expenses                                          -             (8,288)
                                                                                 --------           --------
    Net cash provided by (used in) operating activities                             3,718            (10,140)
                                                                                 --------           --------

INVESTING ACTIVITIES:
   Additions to property and equipment                                                  -            (20,543)
   Other                                                                                -             (1,135)
                                                                                 --------           --------
     Net cash used in investing activities                                              -            (21,678)
                                                                                 --------           --------
FINANCING ACTIVITIES:
   Proceeds from stock options and warrants exercised                                  21                  -
   Proceeds from issuance of common stock                                              11                  -
   Principal payments of debt and capital lease obligations                        (3,750)            (4,701)
   Proceeds from issuance of debt                                                       -              4,506
   Other                                                                                -                  -
                                                                                 --------           --------
    Net cash used in financing activities                                          (3,718)              (195)
                                                                                 --------           --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        -            (32,013)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                  -             43,250
                                                                                 --------           --------
   End of period                                                                 $      -           $ 11,237
                                                                                 ========           ========

                                                                                 NON-GUARANTOR
                                                                                SUBSIDIARIES       ELIMINATIONS      CONSOLIDATED
                                                                          ------------------ ---------------- -------------------
 OPERATING ACTIVITIES:
   Net income                                                                    $    924           $ (4,586)          $  3,662
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                                   1,472                  -             12,115
    Amortization of deferred gain on debt restructure                                   -                  -                (45)
    Equity in income of consolidated subsidiaries                                       -              4,586                  -
Cash provided by (used in) changes in operating assets and liabilities:
   Trade accounts receivables                                                        (792)                 -             (4,477)
    Intercompany receivables, net                                                   6,544                  -                  -
   Other current assets                                                               109                  -             (1,132)
   Accounts payable and other accrued expenses                                       (105)                 -             (8,393)
                                                                                 --------           --------           --------
    Net cash provided by (used in) operating activities                             8,152                  -              1,730
                                                                                 --------           --------           --------
INVESTING ACTIVITIES:
   Additions to property and equipment                                             (6,322)                 -            (26,865)
   Other                                                                             (148)                 -             (1,283)
                                                                                 --------           --------           --------
     Net cash used in investing activities                                         (6,470)                 -            (28,148)
                                                                                 --------           --------           --------
FINANCING ACTIVITIES:
   Proceeds from stock options and warrants exercised                                   -                  -                 21
   Proceeds from issuance of common stock                                               -                  -                 11
   Principal payments of debt and capital lease obligations                          (143)                 -             (8,594)
   Proceeds from issuance of debt                                                       -                  -              4,506
   Other                                                                             (266)                 -               (266)
                                                                                 --------           --------           --------
    Net cash used in financing activities                                            (409)                 -             (4,322)
                                                                                 --------           --------           --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    1,273                  -            (30,740)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                              1,490                  -             44,740
                                                                                 --------           --------           --------
   End of period                                                                 $  2,763           $      -           $ 14,000
                                                                                 ========           ========           ========

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

ACQUISITIONS

The Company believes a consolidation in the diagnostic imaging industry is occurring and is necessary in order to provide surviving companies the opportunity to achieve operating and administrative efficiencies through consolidation. The Company's strategy is to further develop and expand regional diagnostic imaging networks that emphasize quality of care, produce cost-effective diagnostic information and provide superior service and convenience to its customers. The strategy of the Company is focused on the following components: (i) to further participate in the consolidation occurring in the diagnostic imaging industry by continuing to build its market presence in its existing regional diagnostic imaging networks through geographically disciplined acquisitions; (ii) to develop or acquire additional regional networks in strategic locations where the Company can offer a broad range of services to its customers and realize increased economies of scale; (iii) to continue to market current diagnostic imaging applications through its existing facilities to optimize and increase overall procedure volume; (iv) to strengthen the regional diagnostic imaging networks by focusing on managed care customers; and (v) to implement a variety of new products and services designed to further leverage its core business strengths, including: Open MRI systems and the radiology co-source product which involves the joint ownership and management of the physical and technical operations of a single or multi-modality facility on a hospital campus. The Company believes that long-term viability is contingent upon its ability to successfully execute its business strategy.

In fiscal 1999, the Company completed two acquisitions as follows: a 70% interest in a partnership which owns four Centers and two Fixed Facilities in Buffalo, New York; and a 100% interest in three Centers and two Fixed Facilities in Phoenix, Arizona. The cumulative purchase price for these two acquisitions was approximately $16.9 million.

In fiscal 2000, the Company opened its second radiology co-source outpatient Fixed Facility in Granada Hills, California, which was financed with internally generated funds and opened an Open MRI Fixed Facility in Pleasanton, California. Effective December 31, 1999, the Company closed an Open MRI Fixed Facility in Atlanta, Georgia.

In the third quarter of fiscal 2000, the Company completed the acquisition of two Fixed Facilities located in Indianapolis and Clarksville, Indiana, respectively. The purchase price for these acquisitions was approximately $6.9 million.

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

The Company continues to pursue acquisition opportunities. The Company believes that the expansion of its business through acquisitions is a key factor in maintaining profitability. Generally, acquisition opportunities are aimed at increasing revenues and operating income, and maximizing utilization of existing capacity; however, the Company has incurred and will continue to incur certain associated costs, including the salaries, benefits and travel expenses of its business development team. Incremental operating income resulting from future acquisitions will vary depending on geographic location, whether facilities are Mobile or Fixed, the range of services provided and the Company's ability to integrate the acquired businesses into its existing infrastructure. Since 1996, the Company has completed eleven acquisitions. No assurance can be given, however, that the Company will be able to identify suitable acquisition candidates and thereafter complete such acquisitions on terms acceptable to the Company.

The Company has outstanding $100 million of 9 5/8% senior subordinated notes (Notes). The Notes mature in June 2008, with interest payable semi-annually and are redeemable at the option of the Company, in whole or in part, on or after June 15, 2003. The Notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future indebtedness, as defined in the indenture, of the Company, including borrowings under the bank financing described below. The terms of the Notes contain certain restrictions on the Company's ability to take certain actions without first obtaining consent of the noteholders.

The Company also has the following credit facilities with Bank of America, N.A.:
(i) a $50 million term loan which expires in June 2004, (ii) a $25 million working capital facility which expires in June 2003, and (iii) a $75 million acquisition facility which expires in June 2004 (Bank Financing). Borrowings under the Bank Financing bear interest at LIBOR plus 1.75%. The Company is required to pay an annual unused facility fee of between 0.375% and 0.5%, payable quarterly, on unborrowed amounts under the working capital and acquisition facilities, of which the Company paid approximately $0.2 million during the six months ended December 31, 1999. At December 31, 1999, there was
(i) approximately $38.8 million in borrowings under the term loan, (ii) approximately $8.0 million in borrowings under the working capital facility, and
(iii) approximately $15.1 million in borrowings under the acquisition facility. Additionally, the Company borrowed approximately $8.0 million in January 2000 to complete the acquisition of the two Fixed Facilities discussed above. As of January 31, 2000, the Company had borrowing availability of approximately $17 million and $50 million under the working capital facility and the acquisition facility, respectively.

Net cash provided by operating activities was approximately $10.3 million for the six months ended December 31, 1999. Cash provided by operating activities resulted primarily from net income before depreciation and amortization (approximately $17.8 million), offset by an increase in trade accounts receivables (approximately $4.3 million) and a decrease in accounts payable and other accrued expenses (approximately $2.5 million). The increase in trade accounts receivables is due primarily to the Company's acquisition and development activities.

Net cash used in investing activities was approximately $12.3 million for the six months ended December 31, 1999. Cash used in investing activities resulted primarily from the Company purchasing or upgrading diagnostic imaging equipment at its existing facilities (approximately $10.7 million) and at the facilities acquired in fiscal 1999 described above (approximately $1.4 million).

Net cash used in financing activities was approximately $2.6 million for the six months ended December 31, 1999, resulting primarily from borrowings under the working capital facility described above (approximately $5.0 million), offset by principal payments of debt and capital lease obligations (approximately $7.5 million).

The Company has committed to purchase or lease in connection with the development of new Mobile Facilities and replacement of diagnostic imaging equipment at Fixed and Mobile Facilities, at an aggregate cost of approximately

$6 million, six MRI systems for delivery during the year ending June 30, 2000. The Company expects to use internally generated funds or leases from General Electric Company (GE) to finance the purchase of such equipment. In addition, the Company previously committed to purchase or lease from GE, 24 Open MRI systems for delivery and installation. As of December 31, 1999, the Company had taken delivery of 18 of such Open MRI systems and had cancelled orders for three of such systems without further obligation to GE. The remaining three systems are included in the commitments discussed above. The Company may purchase, lease or upgrade other MRI systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new imaging centers are developed in accordance with the Company's business strategy.

Effective December 1, 1999, the Company purchased 38 pieces of diagnostic imaging equipment from GE by converting operating leases to capital leases. The capital leases bear interest at 9% per annum, have 48 to 72 month terms and contain a $1.00 buyout at the end of each lease. The total purchase price was approximately $45 million. The effect of this transaction is immaterial for the month of December 1999, creating an increase in depreciation and interest while reducing equipment lease expense. The Company believes, on an annualized basis, equipment lease expense will be reduced by approximately $12 million, and depreciation and interest combined will be increased by approximately the same amount. In addition, in December 1999, the Company purchased four pieces of diagnostic imaging equipment which were also financed through capital leases with GE. The total purchase price was approximately $7 million.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO DECEMBER 31, 1998

REVENUES: Revenues increased approximately 20.2% from approximately $76.8 million for the six months ended December 31, 1998, to approximately $92.3 million for the six months ended December 31, 1999. This increase was due primarily to the acquisitions and opened centers discussed above (approximately $7.1 million) and an increase in contract services and patient services revenues (approximately $9.0 million) at existing facilities, offset by a decrease in other revenues (approximately $0.6 million), primarily due to a one-time settlement payment in connection with an earn-out from the sale of the Company's lithotripsy partnerships which was recorded in 1998 (approximately $0.4 million).

Contract services revenues increased approximately 23.2% from approximately $40.1 million for the six months ended December 31, 1998, to approximately $49.4 million for the six months ended December 31, 1999. This increase was due primarily to the acquisitions and opened centers discussed above (approximately $2.3 million) and an increase in the Company's existing business (approximately $7.0 million). The increase in existing business was due to (i) the addition of eight Mobile Facilities under fixed monthly fee contracts and (ii) higher utilization (approximately 15%) at the Company's existing mobile customer base offset by a decline in reimbursement from customers, primarily hospitals (approximately 2%).

Contract services revenues, primarily earned by its Mobile Facilities, represented approximately 54% of total revenues for the six months ended December 31, 1999. Each year approximately one-quarter to one-third of the contract services agreements are subject to renewal. It is expected that some high volume customer accounts will elect not to renew their agreements and instead will purchase or lease their own diagnostic imaging equipment and some customers may choose an alternative services provider. In the past where agreements have not been renewed, the Company has been able to obtain replacement customer accounts. While some replacement accounts have initially been smaller than the lost accounts, such replacement accounts revenues have generally increased over the term of the agreement. The non-renewal of a single customer agreement would not have a material impact on the Company's contract services revenues; however, non-renewal of several agreements could have a material impact on contract services revenues.

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

Patient services revenues increased approximately 19.4% from approximately $35.1 million for the six months ended December 31, 1998, to approximately $41.9 million for the six months ended December 31, 1999. This increase was due primarily to the acquisitions and opened centers discussed above (approximately $4.8 million) and an increase in revenues at existing facilities (approximately $2.0 million). The increase at existing facilities was due to higher utilization (approximately 9%), partially offset by a decline in reimbursement from third party payors (approximately 1%).

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

COSTS OF OPERATIONS: Costs of operations increased approximately 23.1% from approximately $61.4 million for the six months ended December 31, 1998, to approximately $75.6 million for the six months ended December 31, 1999. This increase was due primarily to additional costs related to the acquisitions and opened centers discussed above (approximately $7.0 million) and at existing facilities (approximately $7.2 million).

Costs of operations, as a percentage of total revenues, increased from approximately 80.0% for the six months ended December 31, 1998, to approximately 81.9% for the six months ended December 31, 1999. The percentage increase is due primarily to higher salaries and benefits at existing facilities and the acquisitions and opened centers discussed above.

CORPORATE OPERATING EXPENSES: Corporate operating expenses increased approximately 14.9%, from approximately $4.7 million for the six months ended December 31, 1998, to approximately $5.4 million for the six months ended December 31, 1999. This increase was due primarily to (i) increased salaries, benefits and travel and costs associated with the Company's acquisition and development activities, and (ii) additional information systems costs, offset by a decrease in other travel and consulting costs. Corporate operating expenses, as a percentage of total revenues, decreased from approximately 6.1% for the six months ended December 31, 1998, to approximately 5.9% for the six months ended December 31, 1999.

INTEREST EXPENSE, NET: Interest expense, net increased approximately 20.0% from approximately $7.0 million for the six months ended December 31, 1998, to approximately $8.4 million for the six months ended December 31, 1999. This increase was due primarily to additional debt related to (i) the acquisitions discussed above, (ii) the buy-out of operating leases discussed above and (iii) the Company upgrading its existing diagnostic imaging equipment, offset by reduced interest as a result of amortization of long-term debt.

PROVISION FOR INCOME TAXES: Provision for income taxes increased from approximately $0.3 million for the six months ended December 31, 1998, to approximately $0.7 million for the six months ended December 31, 1999. The effective tax rate increased to approximately 20% in 1999 from approximately 7% in 1998 primarily as a result of the effects of benefits from the Company's net operating loss carryforwards. At the beginning of each fiscal year, the Company estimates its effective tax rate for the fiscal year. In addition, the Company periodically reviews the effective tax rate in light of certain factors, including actual operating income, acquisitions completed and new centers opened, and the effects of benefits from the Company's net operating loss carryfowards. This review may result in an increase or decrease in the effective tax rate during the fiscal year.

INCOME PER COMMON AND CONVERTED PREFERRED SHARE: On a diluted basis, net income per common and converted preferred share was $0.28 for the six months ended December 31, 1999, compared to net income per common and converted preferred share of $0.39 for the same period in 1998. The decrease in net income per common and converted preferred share is the result of (i) increased interest expense and (ii) an increase in provision for income taxes, offset by (i) increased income from company operations and (ii) an increase in earnings from unconsolidated partnerships.

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO DECEMBER 31, 1998

REVENUES: Revenues increased approximately 18.5% from approximately $38.9 million for the three months ended December 31, 1998, to approximately $46.1 million for the three months ended December 31, 1999. This increase was due primarily to the acquisitions and opened centers discussed above (approximately $4.0 million) and an increase in contract services and patient services revenues (approximately $4.0 million) at existing facilities, offset by a decrease in other revenues (approximately $0.8 million), primarily due to a one-time settlement payment in connection with an earn-out from the sale of the Company's lithotripsy partnerships which was recorded in 1998 (approximately $0.4 million).

Contract services revenues increased approximately 24.6% from approximately $19.9 million for the three months ended December 31, 1998, to approximately $24.8 million for the three months ended December 31, 1999. This increase was due primarily to the acquisitions and opened centers discussed above (approximately $1.3 million) and to an increase in the Company's existing business (approximately $3.6 million). The increase in existing business was due to (i) the addition of eight Mobile Facilities under fixed monthly fee contracts and (ii) higher utilization (approximately 18%) at the Company's existing mobile customer base offset by a decline in reimbursement from customers, primarily hospitals (approximately 2%).

Patient services revenues increased approximately 17.9% from approximately $17.9 million for the three months ended December 31, 1998, to approximately $21.1 million for the three months ended December 31, 1999. This increase was due primarily to the acquisitions and opened centers discussed above (approximately $2.7 million) and an increase in revenues at existing facilities (approximately $0.5 million). The increase at existing facilities was due to higher utilization (approximately 8%), partially offset by a decline in reimbursement from third party payors (approximately 1%).

COSTS OF OPERATIONS: Costs of operations increased approximately 22.2% from approximately $30.7 million for the three months ended December 31, 1998, to approximately $37.5 million for the three months ended December 31, 1999. This increase was due primarily to additional costs related to the acquisitions and opened centers discussed above (approximately $3.6 million) and at existing facilities (approximately $3.2 million).

Costs of operations, as a percentage of total revenues, increased from approximately 79.0% for the three months ended December 31, 1998, to approximately 81.3% for the three months ended December 31, 1999. The percentage increase is due primarily to higher salaries and benefits at existing facilities and the acquisitions and opened centers discussed above.

CORPORATE OPERATING EXPENSES: Corporate operating expenses increased approximately 12.0%, from approximately $2.5 million for the three months ended December 31, 1998, to approximately $2.8 million for the three months ended December 31, 1999. This increase was due primarily to (i) increased salaries, benefits and travel costs associated with the Company's acquisition and development activities, and (ii) additional information systems costs, offset by a decrease in other travel and consulting costs. Corporate operating expenses, as a percentage of total revenues, decreased from approximately 6.3% for the three months ended December 31, 1998, to approximately 6.1% for the three months ended December 31, 1999.

INTEREST EXPENSE, NET: Interest expense, net increased approximately 22.2% from approximately $3.6 million for the three months ended December 31, 1998, to approximately $4.4 million for the three months ended December 31, 1999. This increase was due primarily to additional debt related to (i) the acquisitions discussed above, (ii) the buy-out of operating leases discussed above, and (iii) the Company upgrading its existing diagnostic imaging equipment, offset by reduced interest as a result of amortization of long-term debt.

PROVISION FOR INCOME TAXES: Provision for income taxes increased from approximately $0.2 million for the three months ended December 31, 1998, to approximately $0.3 million for the three months ended December 31, 1999. The effective tax rate increased to approximately 20% in 1999 from approximately 10% in 1998 primarily as a result of the effects of benefits from the Company's net operating loss carryforwards. At the beginning of each fiscal year, the Company estimates its effective tax rate for the fiscal year. In addition, the Company periodically reviews the effective tax rate in light of certain factors, including actual operating income, acquisitions completed and new centers opened, and the effects of benefits from the Company's net operating loss carryfowards. This review may result in an increase or decrease in the effective tax rate during the fiscal year.

INCOME PER COMMON AND CONVERTED PREFERRED SHARE: On a diluted basis, net income per common and converted preferred share was $0.14 for the three months ended December 31, 1999, compared to net income per common and converted preferred share of $0.21 for the same period in 1998. The decrease in net income per common and converted preferred share is the result of (i) increased interest expense and (ii) an increase in provision for income taxes, offset by (i) increased income from company operations and (ii) an increase in earnings from unconsolidated partnerships.

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

STATE OF READINESS: The Company started to formulate a plan to address the Year 2000 Issue in late 1995. The Company's primary focus was on its own internal information technology systems, including all types of systems in use by the Company in its operations, marketing, finance and human resources departments, and to deal with the most critical systems first. The Company developed a Year 2000 Plan to address all of its Year 2000 Issues. The Company gave its Executive Vice President and Chief Information Officer specific responsibility for managing its Year 2000 Plan and a Year 2000 Committee was established to assist in developing and implementing the Year 2000 Plan. As of January 31, 2000, the Company had not experienced and does not expect to experience any material disruptions to its operations due to Year 2000 Issues; however, no assurance can be given that the Company has assessed, identified or corrected all Year 2000 Issues that may arise in the coming months.

The Company completed, prior to December 31, 1999, assessment, renovation, testing and implementation of all of its internal information technology systems, embedded microprocessors in its other equipment, facilities and corporate and regional offices, and its diagnostic imaging equipment.

The Company also completed, prior to December 31, 1999, its assessment of the potential Year 2000 problems with the information systems of its payors, customers, business partners, landlords and vendors. As part of the Company's Year 2000 Plan, it requested readiness statements from any third parties whose non-compliance could materially adversely affect the Company. As of January 31, 2000, the Company had not experienced any Year 2000 Issues with its payors, customers, business partners, landlords, vendors and third parties.

PRIOR COST ESTIMATES TO ADDRESS YEAR 2000 ISSUES: The Company originally estimated the cost of assessment, renovation, testing and implementation would range from approximately $500,000 to $800,000, primarily related to capital expenditures for the replacement of diagnostic imaging equipment. As of January 31, 2000, the Company had incurred less than $250,000 in costs relating to consultants, additional personnel, programming, new software and hardware, software upgrades and travel expenses and the Company does not expect to incur significant additional expenses for Year 2000 efforts; except for the early replacement of a piece of non-compliant diagnostic imaging equipment at a Fixed Facility, at a cost of approximately $400,000, in the third quarter of fiscal 2000, which was scheduled for replacement in fiscal 2001. The Company's costs may increase if additional Year 2000 Issues arise in the future.

RISKS TO THE COMPANY: Although the Company has completed the implementation of its Year 2000 Plan and has not encountered any material Year 2000 Issues, there are risks if its efforts did not address all uncertainties or that all uncertainties have been properly identified. A failure by the Company in remedying a Year 2000 Issue, or its failure to be, or the failure of its payors, customers, business partners, landlords, vendors and other third parties to be, Year 2000 compliant, could, in the worst-case scenario, cause a business interruption which may materially adversely affect the Company's business, financial condition and results of operations depending upon the extent and duration of the business interruption.

CONTINGENCY PLANS: The Company implemented a contingency plan to address unavoided or unavoidable Year 2000 risks with internal information technology systems and with customers, vendors and other third parties but no assurance can be given that such plan will address all risks that may actually arise.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk exposure relates primarily to interest rates, where the Company will periodically use interest rate swaps to hedge interest rates on long-term debt under its Bank Financing. The Company does not engage in activities using complex or highly leveraged instruments.

At December 31, 1999, the Company had outstanding long-term debt of approximately $61.8 million which has floating rate terms. The Company also had outstanding an interest rate swap, converting $37.8 million of its floating rate debt to fixed rate debt. Since the majority of the Company's debt has historically been fixed-rate debt, the impact of the interest rate swap has not been material on the Company's weighted average interest rate.

                           PART II - OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a) On December 7, 1999, the Company held its annual meeting of stockholders at which the two matters to be acted upon was the election of two directors, Frank E. Egger and Leonard H. Habas as Class III Directors, to serve for a three year term and the consideration and approval of the Company's 1999 Stock Option Plan.

           (b)      Inapplicable.

           (c)      (i)   2,337,948 shares were voted in favor of
                          Messrs. Egger and Habas, and 131,099 shares were withheld.

                    (ii) 2,740,365 shares were voted for approval of the 1999 Stock Option Plan, 310,648 shares were voted against the approval of the 1999 Stock Option Plan and 2,782 shares abstained.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)      EXHIBITS.

                    27 Financial Data Schedule

           (d)      REPORTS ON FORM 8-K.

                    The Company did not file any Current Report on Form
                    8-K with the SEC for the quarter ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 INSIGHT HEALTH SERVICES CORP.

                                 /s/   Steven T. Plochocki
                                 -------------------------------------
                                  Steven T. Plochocki
                                  President and Chief Executive Officer


                                 /s/   Thomas V. Croal
                                 ------------------------------------
                                 Thomas V. Croal
                                 Executive Vice President and
                                 Chief Financial Officer


                                 February 11, 2000