Form 10-Q
period 2000-03-31
INSIGHT HEALTH SERVICES CORP
filed 2000-05-15
CIK 1012697

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________.

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 2,967,041 shares of Common Stock as of May 5, 2000.

                  The number of pages in this Form 10-Q is 26.

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                        PAGE NUMBER
                                                                                        -----------
PART I.    FINANCIAL INFORMATION
     ITEM 1.    FINANCIAL STATEMENTS

                Condensed Consolidated Balance Sheets as of March 31, 2000
                    and June 30, 1999 (unaudited)                                           3

                Condensed Consolidated Statements of Income
                    for the nine months ended March 31, 2000 and 1999 (unaudited)           4

                Condensed Consolidated Statements of Income
                    for the three months ended March 31, 2000 and 1999 (unaudited)          5

                Condensed Consolidated Statements of Cash Flows for the nine
                    months ended March 31, 2000 and 1999 (unaudited)                        6

                Notes to Condensed Consolidated Financial Statements                       7-17

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                                       18-24

     ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                  24

PART II.   OTHER INFORMATION

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                            25

SIGNATURES                                                                                  26

ITEM 1.  FINANCIAL STATEMENTS

                     INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (AMOUNTS IN THOUSANDS)

                                                                              March 31,    June 30,
                                                                                2000         1999
                                                                              ---------    ---------
                                         ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                $  13,968    $  14,294
     Trade accounts receivables, net                                             44,234       35,987
     Other current assets                                                         7,968        7,302
                                                                              ---------    ---------
       Total current assets                                                      66,170       57,583

PROPERTY AND EQUIPMENT, net of accumulated depreciation
     and amortization of $57,700 and $43,611, respectively                      138,494       90,671

INVESTMENTS IN PARTNERSHIPS                                                       1,505        1,415
OTHER ASSETS                                                                      7,838        8,308
INTANGIBLE ASSETS, net                                                           83,256       80,327
                                                                              ---------    ---------
                                                                              $ 297,263    $ 238,304
                                                                              =========    =========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of equipment, capital leases  and other notes            $  21,764    $  12,443
     Accounts payable and other accrued expenses                                 21,955       20,489
                                                                              ---------    ---------
       Total current liabilities                                                 43,719       32,932
                                                                              ---------    ---------

LONG-TERM LIABILITIES:
     Equipment, capital leases and other notes, less current portion            203,590      160,187
     Other long-term liabilities                                                  1,047        1,079
                                                                              ---------    ---------
       Total long-term liabilities                                              204,637      161,266
                                                                              ---------    ---------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 3,500,000 shares authorized:
       Convertible Series B preferred stock, 25,000 shares outstanding at
         March 31, 2000 and June 30, 1999, respectively, with a liquidation
         preference of  $25,000 as of March 31, 2000                             23,923       23,923
       Convertible Series C preferred stock, 27,953 shares outstanding at
         March 31, 2000 and June 30, 1999, respectively, with a liquidation
         preference of  $27,953 as of March 31, 2000                             13,173       13,173
     Common stock, $.001 par value, 25,000,000 shares authorized:
       2,967,041 and 2,879,071 shares outstanding at March 31, 2000
       and June 30, 1999, respectively                                                3            3
     Additional paid-in capital                                                  23,720       23,551
     Accumulated deficit                                                        (11,912)     (16,544)
                                                                              ---------    ---------
       Total stockholders' equity                                                48,907       44,106
                                                                              ---------    ---------
                                                                              $ 297,263    $ 238,304
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

                                                        Nine Months Ended
                                                            March 31,
                                                    -----------------------
                                                       2000         1999
                                                    ----------   ----------
REVENUES:
     Contract services                              $   75,140   $   61,901
     Patient services                                   63,562       53,585
     Other                                               1,275        2,139
                                                    ----------   ----------
       Total revenues                                  139,977      117,625
                                                    ----------   ----------

COSTS OF OPERATIONS:
     Costs of services                                  75,663       61,480
     Provision for doubtful accounts                     2,109        1,868
     Equipment leases                                   11,297       13,600
     Depreciation and amortization                      24,256       18,335
                                                    ----------   ----------
       Total costs of operations                       113,325       95,283
                                                    ----------   ----------

       Gross profit                                     26,652       22,342

CORPORATE OPERATING EXPENSES                             8,215        7,519
                                                    ----------   ----------

       Income from company operations                   18,437       14,823

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS          624          398
                                                    ----------   ----------

       Operating income                                 19,061       15,221

INTEREST EXPENSE, net                                   13,548       10,704
                                                    ----------   ----------

       Income before income taxes                        5,513        4,517

PROVISION FOR INCOME TAXES                                 881          330
                                                    ----------   ----------

       Net income                                   $    4,632   $    4,187
                                                    ==========   ==========

INCOME PER COMMON AND CONVERTED PREFERRED SHARE:
       Basic                                        $     0.50   $     0.46
                                                    ==========   ==========
       Diluted                                      $     0.49   $     0.45
                                                    ==========   ==========

WEIGHTED AVERAGE NUMBER OF COMMON AND
     CONVERTED PREFERRED SHARES OUTSTANDING:
       Basic                                         9,245,492    9,148,127
                                                    ==========   ==========
       Diluted                                       9,382,999    9,405,764
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

                                                      Three Months Ended
                                                           March 31,
                                                    -----------------------
                                                       2000         1999
                                                    ----------   ----------
REVENUES:
     Contract services                              $   25,756   $   21,816
     Patient services                                   21,664       18,441
     Other                                                 270          562
                                                    ----------   ----------
       Total revenues                                   47,690       40,819
                                                    ----------   ----------

COSTS OF OPERATIONS:
     Costs of services                                  25,912       22,097
     Provision for doubtful accounts                       697          613
     Equipment leases                                    2,065        4,913
     Depreciation and amortization                       9,061        6,220
                                                    ----------   ----------
       Total costs of operations                        37,735       33,843
                                                    ----------   ----------

       Gross profit                                      9,955        6,976

CORPORATE OPERATING EXPENSES                             2,776        2,862
                                                    ----------   ----------

       Income from company operations                    7,179        4,114

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS          221          140
                                                    ----------   ----------

       Operating income                                  7,400        4,254

INTEREST EXPENSE, net                                    5,189        3,671
                                                    ----------   ----------

       Income before income taxes                        2,211          583

PROVISION FOR INCOME TAXES                                 221           58
                                                    ----------   ----------

       Net income                                   $    1,990   $      525
                                                    ==========   ==========

INCOME PER COMMON AND CONVERTED PREFERRED SHARE:
       Basic                                        $     0.21   $     0.06
                                                    ==========   ==========
       Diluted                                      $     0.21   $     0.06
                                                    ==========   ==========

WEIGHTED AVERAGE NUMBER OF COMMON AND
     CONVERTED PREFERRED SHARES OUTSTANDING:
       Basic                                         9,285,453    9,150,897
                                                    ==========   ==========
       Diluted                                       9,466,817    9,388,690
                                                    ==========   ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                 Nine Months Ended
                                                                                     March 31,
                                                                               --------------------
                                                                                 2000        1999
                                                                               --------    --------
OPERATING ACTIVITIES:
     Net income                                                                $  4,632    $  4,187
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                             24,256      18,335
       Amortization of deferred gain on debt restructure                            (14)        (62)
     Cash provided by (used in) changes in operating assets and liabilities:
       Trade accounts receivables                                                (8,247)     (6,251)
       Other current assets                                                        (666)     (1,241)
       Accounts payable and other accrued expenses                                1,480      (6,733)
                                                                               --------    --------
         Net cash provided by operating activities                               21,441       8,235
                                                                               --------    --------

INVESTING ACTIVITIES:
     Acquisitions of Centers                                                     (8,321)    (11,745)
     Additions to property and equipment                                        (13,624)    (24,247)
     Other                                                                         (272)       (996)
                                                                               --------    --------
         Net cash used in investing activities                                  (22,217)    (36,988)
                                                                               --------    --------

FINANCING ACTIVITIES:
     Proceeds from stock options exercised                                          169          11
     Proceeds from issuance of common stock                                        --            21
     Principal payments of debt and capital lease obligations                   (12,387)    (11,132)
     Proceeds from issuance of debt                                              12,700      13,065
     Other                                                                          (32)       (517)
                                                                               --------    --------
         Net cash provided by operating activities                                  450       1,448
                                                                               --------    --------

DECREASE IN CASH AND CASH EQUIVALENTS                                              (326)    (27,305)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                         14,294      44,740
                                                                               --------    --------
     End of period                                                             $ 13,968    $ 17,435
                                                                               ========    ========

SUPPLEMENTAL INFORMATION:
     Interest paid                                                             $ 10,431    $  8,007
     Income taxes paid                                                              369          57
     Equipment additions under capital leases                                    52,411        --

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  NATURE OF BUSINESS

InSight Health Services Corp. (the Company) provides diagnostic imaging, treatment and related management services in 32 states throughout the United States. The Company's services are provided through a network of 79 mobile magnetic resonance imaging (MRI) facilities (Mobile Facilities), 34 fixed-site MRI facilities (Fixed Facilities), 25 multi-modality imaging centers (Centers), 5 mobile lithotripsy facilities, one Leksell Stereotactic Gamma Knife treatment center, and one radiation oncology center. An additional radiation oncology center is operated by the Company as part of one of its Centers. The Company's operations are located throughout the United States, with a substantial presence in California, Texas, New England, the Carolinas and the Midwest (Illinois, Indiana and Ohio).

At its Centers, the Company offers other services in addition to MRI including computed tomography (CT), diagnostic and fluoroscopic x-ray, mammography, diagnostic ultrasound, bone densitometry, nuclear medicine, nuclear cardiology, and cardiovascular services. The Company offers additional services through a variety of arrangements including equipment rental, technologist services, marketing, radiology management services and billing and collection services.

2.  INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of the Company's Annual Report on Form 10-K for the period ended June 30, 1999 filed with the Securities and Exchange Commission
(SEC) on September 28, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for fair presentation of results for the period have been included. The results of operations for the nine months ended March 31, 2000 are not necessarily indicative of the results to be achieved for the full fiscal year.

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

Set forth below is the summarized financial data of the Company's only 50% controlled entity, which is consolidated (amounts in thousands):

                                               March 31,         June 30,
                                                 2000              1999
                                               ---------         --------
                                                       (unaudited)
Condensed Balance Sheet Data:
     Current assets                             $ 1,909           $ 1,494
     Total assets                                 2,085             1,637
     Current liabilities                          1,112               640
     Minority interest equity                       386               515

                                            Nine Months Ended   Three Months Ended
                                                 March 31,          March 31,
                                            --------------------------------------
                                              2000     1999       2000     1999
                                             ------   ------     ------   ------
                                               (unaudited)         (unaudited)
Condensed Statement of Income Data:
  Net revenues                               $4,084   $4,194     $1,312   $1,319
  Expenses                                    2,738    3,002        986    1,011
  Provision for center profit distribution      673      596        163      154
                                             ------   ------     ------   ------
  Net income                                 $  673   $  596     $  163   $  154
                                             ======   ======     ======   ======

The provision for center profit distribution shown above represents the minority interest in the income of this entity.

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

A reconciliation of basic and diluted share computations is as follows:

                                                  Nine Months Ended      Three Months Ended
                                                       March 31,               March 31,
                                                ---------------------   ---------------------
                                                   2000        1999        2000        1999
                                                ---------   ---------   ---------   ---------
                                                     (unaudited)             (unaudited)
Average common stock outstanding                2,922,836   2,825,471   2,962,797   2,828,241
Effect of preferred stock                       6,322,656   6,322,656   6,322,656   6,322,656
                                                ---------   ---------   ---------   ---------
Denominator for basic EPS                       9,245,492   9,148,127   9,285,453   9,150,897
Dilutive effect of stock options and warrants     137,507     257,637     181,364     237,793
                                                ---------   ---------   ---------   ---------
                                                9,382,999   9,405,764   9,466,817   9,388,690
                                                =========   =========   =========   =========

5.   SUBSEQUENT EVENT

On May 2, 2000, the Company entered into a definitive agreement to purchase a 90% interest in a partnership, which owns a Center in Wilkes-Barre, Pennsylvania. The completion of the transaction is subject to customary closing conditions and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The closing is expected to occur on or before June 15, 2000.

6.   SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

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

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 2000
                             (Amounts in thousands)

                                                                   PARENT
                                                                   COMPANY      GUARANTOR   NON-GUARANTOR
                                                                    ONLY      SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                                  ---------   ------------  ------------  ------------ ------------
                            ASSETS
Current assets:
   Cash and cash equivalents                                      $    --      $  11,586     $   2,382     $    --      $  13,968
   Trade accounts receivables, net                                     --         40,056         4,178          --         44,234
   Other current assets                                                --          7,939            29          --          7,968
   Intercompany accounts receivable                                 230,403       10,899          --        (241,302)        --
                                                                  ---------    ---------     ---------     ---------    ---------
     Total current assets                                           230,403       70,480         6,589      (241,302)      66,170
Property and equipment, net                                            --        131,001         7,493          --        138,494
Investments in partnerships                                            --          1,505          --            --          1,505
Investments in consolidated subsidiaries                            (14,455)       2,543          --          11,912         --
Other assets                                                           --          7,838          --            --          7,838
Intangible assets, net                                                 --         82,728           528          --         83,256
                                                                  ---------    ---------     ---------     ---------    ---------
                                                                  $ 215,948    $ 296,095     $  14,610     $(229,390)   $ 297,263
                                                                  =========    =========     =========     =========    =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of equipment, capital leases and other notes   $  11,406    $  10,203     $     155     $    --      $  21,764
   Accounts payable and other accrued expenses                         --         21,509           446          --         21,955
   Intercompany accounts payable                                       --        230,403        10,899      (241,302)        --
                                                                  ---------    ---------     ---------     ---------    ---------
    Total current liabilities                                        11,406      262,115        11,500      (241,302)      43,719
Equipment, capital leases and other notes, less current portion     155,635       47,526           429          --        203,590
Other long-term liabilities                                            --            909           138          --          1,047
Stockholders' equity (deficit)                                       48,907      (14,455)        2,543        11,912       48,907
                                                                  ---------    ---------     ---------     ---------    ---------
                                                                  $ 215,948    $ 296,095     $  14,610     $(229,390)   $ 297,263
                                                                  =========    =========     =========     =========    =========

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 1999
                             (Amounts in thousands)


                                                                   PARENT
                                                                   COMPANY      GUARANTOR   NON-GUARANTOR
                                                                    ONLY      SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                                  ---------   ------------  ------------  ------------ ------------
                            ASSETS
Current assets:
   Cash and cash equivalents                                      $    --      $  12,709     $   1,585     $    --      $  14,294
   Trade accounts receivables, net                                     --         32,164         3,823          --         35,987
   Other current assets                                                --          7,188           114          --          7,302
   Intercompany accounts receivable                                 225,140       11,027          --        (236,167)        --
                                                                  ---------    ---------     ---------     ---------    ---------
     Total current assets                                           225,140       63,088         5,522      (236,167)      57,583
Property and equipment, net                                            --         82,544         8,127          --         90,671
Investments in partnerships                                            --          1,415          --            --          1,415
Investments in consolidated subsidiaries                            (19,234)       2,691          --          16,543         --
Other assets                                                           --          8,308          --            --          8,308
Intangible assets, net                                                 --         79,606           721          --         80,327
                                                                  ---------    ---------     ---------     ---------    ---------
                                                                  $ 205,906    $ 237,652     $  14,370     $(219,624)   $ 238,304
                                                                  =========    =========     =========     =========    =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of equipment, capital leases and other notes   $   9,945    $   2,374     $     124     $    --      $  12,443
   Accounts payable and other accrued expenses                         --         20,128           361          --         20,489
   Intercompany accounts payable                                       --        225,140        11,027      (236,167)        --
                                                                  ---------    ---------     ---------     ---------    ---------
    Total current liabilities                                         9,945      247,642        11,512      (236,167)      32,932
Equipment, capital leases and other notes, less current portion     151,855        8,315            17          --        160,187
Other long-term liabilities                                            --            929           150          --          1,079
Stockholders' equity (deficit)                                       44,106      (19,234)        2,691        16,543       44,106
                                                                  ---------    ---------     ---------     ---------    ---------
                                                                  $ 205,906    $ 237,652     $  14,370     $(219,624)   $ 238,304
                                                                  =========    =========     =========     =========    =========

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)



                                                    PARENT
                                                    COMPANY      GUARANTOR   NON-GUARANTOR
                                                     ONLY      SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                   ---------   ------------  ------------  ------------ ------------
(Amounts in thousands)
Revenues                                            $   --      $125,482      $ 14,495      $   --       $139,977
Costs of operations                                     --       101,194        12,131          --        113,325
                                                    --------    --------      --------      --------     --------
    Gross profit                                        --        24,288         2,364          --         26,652

Corporate operating expenses                            --         8,215          --            --          8,215
                                                    --------    --------      --------      --------     --------
    Income from company operations                      --        16,073         2,364          --         18,437

Equity in earnings of unconsolidated partnerships       --           624          --            --            624
                                                    --------    --------      --------      --------     --------
    Operating income                                    --        16,697         2,364          --         19,061

Interest expense, net                                   --        13,009           539          --         13,548
                                                    --------    --------      --------      --------     --------
    Income before income taxes                          --         3,688         1,825          --          5,513

Provision for income taxes                              --           881          --            --            881
                                                    --------    --------      --------      --------     --------
    Income before equity in income of
       consolidated subsidiaries                        --         2,807         1,825          --          4,632

Equity in income of consolidated subsidiaries          4,632       1,825          --          (6,457)        --
                                                    --------    --------      --------      --------     --------

    Net income                                      $  4,632    $  4,632      $  1,825      $ (6,457)    $  4,632
                                                    ========    ========      ========      ========     ========

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                    FOR THE NINE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)



                                                    PARENT
                                                    COMPANY      GUARANTOR   NON-GUARANTOR
                                                     ONLY      SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                   ---------   ------------  ------------  ------------ ------------
(Amounts in thousands)
Revenues                                            $   --      $103,669      $ 13,956      $   --       $117,625
Costs of operations                                     --        83,349        11,934          --         95,283
                                                    --------    --------      --------      --------     --------
    Gross profit                                        --        20,320         2,022          --         22,342

Corporate operating expenses                            --         7,519          --            --          7,519
                                                    --------    --------      --------      --------     --------
    Income from company operations                      --        12,801         2,022          --         14,823

Equity in earnings of unconsolidated partnerships       --           398          --            --            398
                                                    --------    --------      --------      --------     --------
    Operating income                                    --        13,199         2,022          --         15,221

Interest expense, net                                   --         9,913           791          --         10,704
                                                    --------    --------      --------      --------     --------
    Income before income taxes                          --         3,286         1,231          --          4,517

Provision for income taxes                              --           330          --            --            330
                                                    --------    --------      --------      --------     --------
    Income before equity in income of
       consolidated subsidiaries                        --         2,956         1,231          --          4,187

Equity in income of consolidated subsidiaries          4,187       1,231          --          (5,418)        --
                                                    --------    --------      --------      --------     --------

    Net income                                      $  4,187    $  4,187      $  1,231      $ (5,418)    $  4,187
                                                    ========    ========      ========      ========     ========

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)



                                                    PARENT
                                                    COMPANY      GUARANTOR   NON-GUARANTOR
                                                     ONLY      SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                   ---------   ------------  ------------  ------------ ------------
(Amounts in thousands)
Revenues                                            $  --       $42,782       $ 4,908       $  --        $47,690
Costs of operations                                    --        33,669         4,066          --         37,735
                                                    -------     -------       -------       -------      -------
    Gross profit                                       --         9,113           842          --          9,955

Corporate operating expenses                           --         2,776          --            --          2,776
                                                    -------     -------       -------       -------      -------
    Income from company operations                     --         6,337           842          --          7,179

Equity in earnings of unconsolidated partnerships      --           221          --            --            221
                                                    -------     -------       -------       -------      -------
    Operating income                                   --         6,558           842          --          7,400

Interest expense, net                                  --         5,199           (10)         --          5,189
                                                    -------     -------       -------       -------      -------
    Income before income taxes                         --         1,359           852          --          2,211

Provision for income taxes                             --           221          --            --            221
                                                    -------     -------       -------       -------      -------
    Income before equity in income of
       consolidated subsidiaries                       --         1,138           852          --          1,990

Equity in income of consolidated subsidiaries         1,990         852          --          (2,842)        --
                                                    -------     -------       -------       -------      -------

    Net income                                      $ 1,990     $ 1,990       $   852       $(2,842)     $ 1,990
                                                    =======     =======       =======       =======      =======

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)



                                                    PARENT
                                                    COMPANY      GUARANTOR   NON-GUARANTOR
                                                     ONLY      SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                   ---------   ------------  ------------  ------------ ------------
(Amounts in thousands)
Revenues                                            $  --       $36,174       $ 4,645       $  --        $40,819
Costs of operations                                    --        29,762         4,081          --         33,843
                                                    -------     -------       -------       -------      -------
    Gross profit                                       --         6,412           564          --          6,976

Corporate operating expenses                           --         2,862          --            --          2,862
                                                    -------     -------       -------       -------      -------
    Income from company operations                     --         3,550           564          --          4,114

Equity in earnings of unconsolidated partnerships      --           140          --            --            140
                                                    -------     -------       -------       -------      -------
    Operating income                                   --         3,690           564          --          4,254

Interest expense, net                                  --         3,414           257          --          3,671
                                                    -------     -------       -------       -------      -------
    Income before income taxes                         --           276           307          --            583

Provision for income taxes                             --            58          --            --             58
                                                    -------     -------       -------       -------      -------
    Income before equity in income of
       consolidated subsidiaries                       --           218           307          --            525

Equity in income of consolidated subsidiaries           525         307          --            (832)        --
                                                    -------     -------       -------       -------      -------

    Net income                                      $   525     $   525       $   307       $  (832)     $   525
                                                    =======     =======       =======       =======      =======

                INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)


                                                                 PARENT
                                                                 COMPANY      GUARANTOR   NON-GUARANTOR
                                                                  ONLY      SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                                ---------   ------------  ------------   ------------  ------------
(Amounts in thousands)
OPERATING ACTIVITIES:
   Net income                                                   $  4,632      $  4,632      $  1,825      $ (6,457)     $  4,632
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                   --          22,246         2,010          --          24,256
    Amortization of deferred gain on debt restructure               --             (14)         --            --             (14)
    Equity in income of consolidated subsidiaries                 (4,632)       (1,825)         --           6,457          --
   Cash provided by (used in) changes in operating assets
    and liabilities:
    Trade accounts receivables                                      --          (7,892)         (355)         --          (8,247)
    Intercompany receivables, net                                 (5,410)        7,511        (2,101)         --            --
    Other current assets                                            --            (751)           85          --            (666)
    Accounts payable and other accrued expenses                     --           1,395            85          --           1,480
                                                                --------      --------      --------      --------      --------
       Net cash provided by (used in) operating activities        (5,410)       25,302         1,549          --          21,441
                                                                --------      --------      --------      --------      --------

INVESTING ACTIVITIES:
   Acquisitions of Centers                                          --          (8,321)         --            --          (8,321)
   Additions to property and equipment                              --         (13,036)         (588)         --         (13,624)
   Other                                                            --            (272)         --            --            (272)
                                                                --------      --------      --------      --------      --------
    Net cash used in investing activities                           --         (21,629)         (588)         --         (22,217)
                                                                --------      --------      --------      --------      --------

FINANCING ACTIVITIES:
   Proceeds from stock options exercised                             169          --            --            --             169
   Principal payments of debt and capital lease obligations       (7,459)       (4,776)         (152)         --         (12,387)
   Proceeds from issuance of debt                                 12,700          --            --            --          12,700
   Other                                                            --             (20)          (12)         --             (32)
                                                                --------      --------      --------      --------      --------
    Net cash provided by (used in) financing activities            5,410        (4,796)         (164)         --             450
                                                                --------      --------      --------      --------      --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    --          (1,123)          797          --            (326)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                              --          12,709         1,585          --          14,294
                                                                --------      --------      --------      --------      --------
   End of period                                                $   --        $ 11,586      $  2,382      $   --        $ 13,968
                                                                ========      ========      ========      ========      ========

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)


                                                                 PARENT
                                                                 COMPANY      GUARANTOR   NON-GUARANTOR
                                                                  ONLY      SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                                ---------   ------------  ------------   ------------  ------------
(Amounts in thousands)
OPERATING ACTIVITIES:
   Net income                                                   $  4,187      $  4,187      $  1,231      $ (5,418)     $  4,187
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                   --          16,144         2,191          --          18,335
    Amortization of deferred gain on debt restructure               --             (62)         --            --             (62)
    Equity in income of consolidated subsidiaries                 (4,187)       (1,231)         --           5,418          --
   Cash provided by (used in) changes in operating assets
    and liabilities:
    Trade accounts receivables                                      --          (5,161)       (1,090)         --          (6,251)
    Intercompany receivables, net                                 (2,608)       (2,702)        5,310          --            --
    Other current assets                                            --          (1,270)           29          --          (1,241)
    Accounts payable and other accrued expenses                     --          (6,617)         (116)         --          (6,733)
                                                                --------      --------      --------      --------      --------
       Net cash provided by (used in) operating activities        (2,608)        3,288         7,555          --           8,235
                                                                --------      --------      --------      --------      --------

INVESTING ACTIVITIES:
   Acquisitions of Centers                                          --         (11,745)         --            --         (11,745)
   Additions to property and equipment                              --         (17,217)       (7,030)         --         (24,247)
   Other                                                            --            (847)         (149)         --            (996)
                                                                --------      --------      --------      --------      --------
    Net cash used in investing activities                           --         (29,809)       (7,179)         --         (36,988)
                                                                --------      --------      --------      --------      --------

FINANCING ACTIVITIES:
   Proceeds from stock options exercised                              11          --            --            --              11
   Proceeds from issuance of common stock                             21          --            --            --              21
   Principal payments of debt and capital lease obligations       (5,624)       (5,350)         (158)         --         (11,132)
   Proceeds from issuance of debt                                  8,200         4,865          --            --          13,065
   Other                                                            --            --            (517)         --            (517)
                                                                --------      --------      --------      --------      --------
    Net cash provided by (used in) financing activities            2,608          (485)         (675)         --           1,448
                                                                --------      --------      --------      --------      --------

DECREASE IN CASH AND CASH EQUIVALENTS                               --         (27,006)         (299)         --         (27,305)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                              --          43,250         1,490          --          44,740
                                                                --------      --------      --------      --------      --------
   End of period                                                $   --        $ 16,244      $  1,191      $   --        $ 17,435
                                                                ========      ========      ========      ========      ========

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

In fiscal 1999, the Company completed two acquisitions as follows: a 70% interest in a partnership which owns four Centers and two Fixed Facilities in Buffalo, New York; and a 100% interest in three Centers and two Fixed Facilities in Phoenix, Arizona. The aggregate purchase price for these two acquisitions was approximately $16.9 million.

In fiscal 2000, the Company completed the acquisition of two Fixed Facilities located in Indianapolis and Clarksville, Indiana, respectively. The purchase price for these acquisitions was approximately $6.9 million.

In fiscal 2000, the Company opened its second radiology co-source outpatient Fixed Facility in Granada Hills, California, and an Open MRI Fixed Facility in Pleasanton, California, which were financed with internally generated funds. Effective December 31, 1999, the Company closed an Open MRI Fixed Facility in Atlanta, Georgia.

In the fourth quarter of fiscal 2000, the Company opened its third radiology co-source outpatient Center in Henderson, Nevada, which was financed with internally generated funds. Also, in the fourth quarter of fiscal 2000, the Company entered into a definitive agreement to purchase a 90% interest in a partnership, which owns a Center in Wilkes-Barre, Pennsylvania. The completion of the transaction is subject to customary closing conditions and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The closing is expected to occur on or before June 15, 2000.

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

The Company also has the following credit facilities with Bank of America,
N.A.: (i) a $50 million term loan which expires in June 2004, (ii) a $25 million working capital facility which expires in June 2003, and (iii) a $75 million acquisition facility which expires in June 2004, the availability of which expires on June 12, 2000 (Bank Financing). Borrowings under the Bank Financing bear interest at LIBOR plus 1.75%. The Company is required to pay an annual unused facility fee of between 0.375% and 0.5%, payable quarterly, on unborrowed amounts under the working capital and acquisition facilities, of which the Company paid approximately $0.3 million during the nine months ended March 31, 2000. At March 31, 2000, there was (i) approximately $36.9 million in borrowings under the term loan, (ii) approximately $8.0 million in borrowings under the working capital facility, and (iii) approximately $22.2 million in borrowings under the acquisition facility. As of April 30, 2000, the Company had borrowing availability of approximately $20 million and $51 million under the working capital facility and the acquisition facility, respectively. If the acquisition of the interest in the partnership described above is completed, $31 million will be available under the acquisition facility through June 12, 2000, or such extension date, as discussed below. The Company believed that it would fully utilize the acquisition facility prior to its expiration since it has been and continues to be involved in discussions with several acquisition candidates; however, the Company does not expect to completely utilize the facility prior to its expiration. The Company is currently negotiating an extension to the availability of the acquisition facility through June 12, 2001. While the Company believes an extension will be obtained, no assurance can be given that such extension will be obtained on terms acceptable to the Company, or at all. If the facility is not extended, and the Company is unable to obtain alternate financing sources, the Company would have to utilize its own internally generated funds to complete future acquisitions.

Net cash provided by operating activities was approximately $21.4 million for the nine months ended March 31, 2000. Cash provided by operating activities resulted primarily from net income before depreciation and amortization (approximately $28.9 million) and an increase in accounts payable and other accrued expenses (approximately $1.5 million), offset by an increase in trade accounts receivables (approximately $8.2 million). The increase in trade accounts receivables is due primarily to the Company's acquisition and development activities. It is also the result of the conversion of the Company's contract services billing system, which the Company believes will be a short-term increase.

Net cash used in investing activities was approximately $22.2 million for the nine months ended March 31, 2000. Cash used in investing activities resulted primarily from the (i) Company purchasing or upgrading diagnostic imaging equipment at its existing facilities (approximately $13.6 million), (ii) the acquisition described above (approximately $6.9 million), and (iii) purchasing or upgrading diagnostic imaging equipment at the facilities acquired in fiscal 1999 described above (approximately $1.4 million).

Net cash provided by financing activities was approximately $0.5 million for the nine months ended March 31, 2000, resulting primarily from (i) borrowings under the working capital facility described above (approximately $5.0 million) and
(ii) borrowings under the acquisition facility (approximately $7.7 million), offset by principal payments of debt and capital lease obligations (approximately $12.4 million).

The Company has committed to purchase or lease in connection with the development of new Mobile Facilities and replacement of diagnostic imaging equipment at Centers, Fixed and Mobile Facilities, at an aggregate cost of approximately $16 million, 11 MRI systems for delivery through December 31, 2000. The Company expects to use either internally generated funds or leases from General Electric Company (GE) to finance the purchase of such equipment. In addition, the Company previously committed to purchase or lease from GE, 24 Open MRI systems for delivery and installation. As of March 31, 2000, the Company had taken delivery of 19 of such Open MRI systems and had cancelled orders for three of such systems without further obligation to GE. The remaining two systems are included in the commitments discussed above. The Company may purchase, lease or upgrade other MRI systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new imaging centers are developed in accordance with the Company's business strategy.

Effective December 1, 1999, the Company purchased 38 pieces of diagnostic imaging equipment from GE by converting operating leases to capital leases. The capital leases bear interest at 9% per annum, have 48 to 72 month terms and contain a $1.00 buyout at the end of each lease. The total purchase price was approximately $45 million. For the quarter ended March 31, 2000, equipment lease expense was reduced by approximately $3.0 million, and depreciation and interest combined was increased by approximately the same amount. The Company also purchased four pieces of diagnostic imaging equipment which were also financed through capital leases with GE. The total purchase price was approximately $7.0 million.

The Company believes that, based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity, including borrowings available under the Bank Financing, will be sufficient through June 30, 2001 to fund anticipated capital expenditures and make required payments of principal and interest on its debt, including payments due on the Notes and obligations under the Bank Financing. In addition, the Company continually evaluates potential acquisitions and expects to fund such acquisitions from its available sources of liquidity, including borrowings under the Bank Financing, provided that the acquisition facility is extended through June 12, 2001, as discussed above. Moreover, the Company's acquisition strategy may require sources of capital in addition to that currently available to the Company, and no assurance can be given that the Company will be able to raise any such necessary additional funds on terms acceptable to the Company or at all.

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO MARCH 31, 1999

REVENUES: Revenues increased approximately 19.0% from approximately $117.6 million for the nine months ended March 31, 1999, to approximately $140.0 million for the nine months ended March 31, 2000. This increase was due primarily to the acquisitions and opened Fixed Facilities discussed above (approximately $11.6 million) and an increase in contract services and patient services revenues (approximately $11.7 million) at existing facilities, offset by a decrease in other revenues (approximately $0.9 million), primarily due to a one-time settlement payment in connection with an earn-out from the sale of the Company's lithotripsy partnerships which was recorded in fiscal 1999 (approximately $0.4 million).

Contract services revenues increased approximately 21.3% from approximately $61.9 million for the nine months ended March 31, 1999, to approximately $75.1 million for the nine months ended March 31, 2000. This increase was due primarily to the acquisitions and opened Fixed Facilities discussed above (approximately $3.4 million) and an increase in the Company's existing business (approximately $9.8 million). The increase in existing business was due to (i) the addition of four Mobile Facilities and (ii) higher utilization (approximately 14%) at the Company's existing mobile customer base, offset by a decline in reimbursement from customers, primarily hospitals (approximately 2%).

Contract services revenues, primarily earned by its Mobile Facilities, represented approximately 54% of total revenues for the nine months ended March 31, 2000. Each year approximately one-quarter to one-third of the contract services agreements are subject to renewal. It is expected that some high volume customer accounts will elect not to renew their agreements and instead will purchase or lease their own diagnostic imaging equipment and some customers may choose an alternative services provider. In the past where agreements have not been renewed, the Company has been able to obtain replacement customer accounts. While some replacement accounts have initially been smaller than the lost accounts, such replacement accounts revenues have generally increased over the term of the agreement. The non-renewal of a single customer agreement would not have a material impact on the Company's contract services revenues; however, non-renewal of several agreements could have a material impact on contract services revenues.

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

Patient services revenues increased approximately 18.7% from approximately $53.6 million for the nine months ended March 31, 1999, to approximately $63.6 million for the nine months ended March 31, 2000. This increase was due primarily to the acquisitions and opened Fixed Facilities discussed above (approximately $8.2 million) and an increase in revenues at existing facilities (approximately $1.9 million), offset by reduced revenues from the closure of the Open MRI Fixed Facility discussed above (approximately $0.1 million). The increase at existing facilities was due to higher utilization (approximately 10%), partially offset by a decline in reimbursement from third party payors (approximately 3%).

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

COSTS OF OPERATIONS: Costs of operations increased approximately 18.9% from approximately $95.3 million for the nine months ended March 31, 1999, to approximately $113.3 million for the nine months ended March 31, 2000. This increase was due primarily to additional costs related to the acquisitions and opened Fixed Facilities discussed above (approximately $11.1 million) and at existing facilities (approximately $7.2 million), offset by reduced expenses for the closed Open MRI Fixed Facility discussed above (approximately $0.3 million).

Costs of operations, as a percentage of total revenues, remained at approximately 81.0% for the nine months ended March 31, 2000 and 1999, respectively. The Company is continuing its effort to improve operating efficiencies through cost reduction initiatives commenced in the quarter ended March 31, 2000.

CORPORATE OPERATING EXPENSES: Corporate operating expenses increased approximately 9.3%, from approximately $7.5 million for the nine months ended March 31, 1999, to approximately $8.2 million for the nine months ended March 31, 2000. This increase was due primarily to additional information systems costs, offset by a decrease in travel, legal and consulting costs. Corporate operating expenses, as a percentage of total revenues, decreased from approximately 6.4% for the nine months ended March 31, 1999, to approximately 5.9% for the nine months ended March 31, 2000.

INTEREST EXPENSE, NET: Interest expense, net increased approximately 26.2% from approximately $10.7 million for the nine months ended March 31, 1999, to approximately $13.5 million for the nine months ended March 31, 2000. This increase was due primarily to additional debt related to (i) the acquisitions discussed above, (ii) the buy-out of operating leases discussed above, (iii) higher interest rates on the Company's floating rate debt and (iv) the Company upgrading its existing diagnostic imaging equipment, offset by reduced interest as a result of amortization of long-term debt.

PROVISION FOR INCOME TAXES: Provision for income taxes increased from approximately $0.3 million for the nine months ended March 31, 1999, to approximately $0.9 million for the nine months ended March 31, 2000. The effective tax rate increased to approximately 16% in 2000 from approximately 7% in 1999 primarily as a result of the effects of benefits from the Company's net operating loss carryforwards. At the beginning of each fiscal year, the Company estimates its effective tax rate for the fiscal year. In addition, the Company periodically reviews the effective tax rate in light of certain factors, including actual operating income, acquisitions completed and new centers opened, and the effects of benefits from the Company's net operating loss carryforwards. This review may result in an increase or decrease in the effective tax rate during the fiscal year.

INCOME PER COMMON AND CONVERTED PREFERRED SHARE: On a diluted basis, net income per common and converted preferred share was $0.49 for the nine months ended March 31, 2000, compared to net income per common and converted preferred share of $0.45 for the same period in 1999. The increase in net income per common and converted preferred share is the result of (i) increased income from company operations and (ii) an increase in earnings from unconsolidated partnerships, offset by (i) increased interest expense and (ii) an increase in provision for income taxes.

THREE MONTHS ENDED MARCH  31, 2000 COMPARED TO MARCH 31, 1999

REVENUES: Revenues increased approximately 16.9% from approximately $40.8 million for the three months ended March 31, 1999, to approximately $47.7 million for the three months ended March 31, 2000. This increase was due primarily to the acquisitions and opened Fixed Facilities discussed above (approximately $4.3 million) and an increase in contract services and patient services revenues (approximately $2.9 million) at existing facilities, offset by a decrease in other revenues (approximately $0.3 million).

Contract services revenues increased approximately 18.3% from approximately $21.8 million for the three months ended March 31, 1999, to approximately $25.8 million for the three months ended March 31, 2000. This increase was due primarily to the acquisitions and opened Fixed Facilities discussed above (approximately $1.2 million) and to an increase in the Company's existing business (approximately $2.8 million). The increase in existing business was due to (i) the addition of four Mobile Facilities and (ii) higher utilization (approximately 14%) at the Company's existing mobile customer base, offset by a decline in reimbursement from customers, primarily hospitals (approximately 2%).

Patient services revenues increased approximately 17.9% from approximately $18.4 million for the three months ended March 31, 1999, to approximately $21.7 million for the three months ended March 31, 2000. This increase was due primarily to the acquisitions and opened Fixed Facilities discussed above (approximately $3.2 million) and an increase in revenues at existing facilities (approximately $0.3 million), offset by reduced revenues from the closure of the Open MRI Fixed Facility discussed above (approximately $0.1 million). The increase at existing facilities was due to higher utilization (approximately 10%), partially offset by a decline in reimbursement from third party payors (approximately 2%).

COSTS OF OPERATIONS: Costs of operations increased approximately 11.5% from approximately $33.8 million for the three months ended March 31, 1999, to approximately $37.7 million for the three months ended March 31, 2000. This increase was due primarily to additional costs related to the acquisitions and opened Fixed Facilities discussed above (approximately $4.1 million), offset by reduced expenses at existing facilities (approximately $0.2 million).

Costs of operations, as a percentage of total revenues, decreased from approximately 82.9% for the three months ended March 31, 1999, to approximately 79.1% for the three months ended March 31, 2000. The percentage decrease is due primarily to reductions in diagnostic imaging equipment maintenance, medical supplies and travel, offset by higher salaries and benefits at existing facilities and the acquisitions and opened Fixed Facilities discussed above.

CORPORATE OPERATING EXPENSES: Corporate operating expenses decreased approximately 3.4%, from approximately $2.9 million for the three months ended March 31, 1999, to approximately $2.8 million for the three months ended March 31, 2000. This decrease was due primarily to a reduction in travel, legal and consulting costs, offset by additional information systems costs. Corporate operating expenses, as a percentage of total revenues, decreased from approximately 7.0% for the three months ended March 31, 1999, to approximately 5.8% for the three months ended March 31, 2000.

INTEREST EXPENSE, NET: Interest expense, net increased approximately 40.5% from approximately $3.7 million for the three months ended March 31, 1999, to approximately $5.2 million for the three months ended March 31, 2000. This increase was due primarily to additional debt related to (i) the acquisitions discussed above, (ii) the buy-out of operating leases discussed above, (iii) higher interest rates on the Company's floating rate debt and (iv) the Company upgrading its existing diagnostic imaging equipment, offset by reduced interest as a result of amortization of long-term debt.

PROVISION FOR INCOME TAXES: Provision for income taxes increased from approximately $0.1 million for the three months ended March 31, 1999, to approximately $0.2 million for the three months ended March 31, 2000. The effective tax rate remained at approximately 10% in 2000 and 1999, primarily as a result of the effects of benefits from the Company's net operating loss carryforwards. At the beginning of each fiscal year, the Company estimates its effective tax rate for the fiscal year. In addition, the Company periodically reviews the effective tax rate in light of certain factors, including actual operating income, acquisitions completed and new centers opened, and the effects of benefits from the Company's net operating loss carryforwards. This review may result in an increase or decrease in the effective tax rate during the fiscal year.

INCOME PER COMMON AND CONVERTED PREFERRED SHARE: On a diluted basis, net income per common and converted preferred share was $0.21 for the three months ended March 31, 2000, compared to net income per common and converted preferred share of $0.06 for the same period in 1999. The increase in net income per common and converted preferred share is the result of (i) increased income from company operations and (ii) an increase in earnings from unconsolidated partnerships, offset by (i) increased interest expense and (ii) an increase in provision for income taxes.

NEW PRONOUNCEMENTS

In fiscal 2001, the Company will be required to adopt Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivatives, Instruments and Hedging Activities", as deferred and amended by SFAS No. 137. The Company believes the adoption of this standard will not have a material impact on the Company's financial condition or results of operations.

YEAR 2000 ISSUE

IMPACT OF YEAR 2000: The Year 2000 Issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurred, computer programs, computers and embedded microprocessors controlling equipment with date-sensitive systems might have recognized Year 2000 as 1900 or not at all. This inability to recognize or properly treat Year 2000 might have resulted in computer system failures or miscalculations of critical financial and operational information as well as failures of equipment controlling date-sensitive microprocessors. In addition, miscalculations or failures could have been caused by the fact that the Year 2000 is a leap year.

STATE OF READINESS: The Company started to formulate a plan to address the Year 2000 Issue in late 1995. The Company's primary focus was on its own internal information technology systems, including all types of systems in use by the Company in its operations, marketing, finance and human resources departments, and to deal with the most critical systems first. The Company developed a Year 2000 Plan to address all of its Year 2000 Issues. The Company gave its Executive Vice President and Chief Information Officer specific responsibility for managing its Year 2000 Plan and a Year 2000 Committee was established to assist in developing and implementing the Year 2000 Plan. As of April 30, 2000, the Company had not experienced and does not expect to experience any material disruptions to its operations due to Year 2000 Issues; however, no assurance can be given that the Company has assessed, identified or corrected all Year 2000 Issues that may arise in the coming months.

The Company completed, prior to December 31, 1999, assessment, renovation, testing and implementation of all of its internal information technology systems, embedded microprocessors in its other equipment, facilities and corporate and regional offices, and its diagnostic imaging equipment.

The Company also completed, prior to December 31, 1999, its assessment of the potential Year 2000 problems with the information systems of its payors, customers, business partners, landlords and vendors. As part of the Company's Year 2000 Plan, it requested readiness statements from any third parties whose non-compliance could materially adversely affect the Company. As of April 30, 2000, the Company had not experienced any Year 2000 Issues with its payors, customers, business partners, landlords, vendors and third parties.

PRIOR COST ESTIMATES TO ADDRESS YEAR 2000 ISSUES: The Company originally estimated the cost of assessment, renovation, testing and implementation would range from approximately $500,000 to $800,000, primarily related to capital expenditures for the replacement of diagnostic imaging equipment. As of April 30, 2000, the Company had incurred less than $250,000 in costs relating to consultants, additional personnel, programming, new software and hardware, software upgrades and travel expenses. The Company does not expect to incur significant additional expenses for Year 2000 efforts, except for the early replacement of a piece of non-compliant diagnostic imaging equipment at a Fixed Facility, at a cost of approximately $400,000, in the quarter ended March 31, 2000, which was scheduled for replacement in fiscal 2001. The Company's costs may increase if additional Year 2000 Issues arise in the future.

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

At March 31, 2000, the Company had outstanding long-term debt of approximately $67.0 million which has floating rate terms. The Company also had outstanding an interest rate swap, converting $37.5 million of its floating rate debt to fixed rate debt. Since the majority of the Company's debt has historically been fixed-rate debt, the impact of the interest rate swap has not been material on the Company's weighted average interest rate.

                           PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  EXHIBITS.

             There are none.

        (b)  REPORTS ON FORM 8-K.

             The Company filed a Current Report on Form 8-K with the SEC on February 8, 2000, under Item 2 thereof, reporting the Company's acquisition of substantially all of the assets of Southern Regional MRI, LLC and Indiana MRI of Indianapolis, LLC ("Acquisition") and an Amendment No. 1 to Current Report on Form 8-K with the SEC on March 10, 2000, under Item 7 thereof, reporting that the Company would not be filing financial statements and pro-forma financial information with respect to the Acquisition since they were not required by Item 7.

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


                                       May 15, 2000