Form 10-K
period 2000-06-30
INSIGHT HEALTH SERVICES CORP
filed 2000-09-07
CIK 1012697

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM       TO

                         COMMISSION FILE NUMBER 0-28622

                          INSIGHT HEALTH SERVICES CORP.
             (Exact name of Registrant as specified in its charter)


             DELAWARE                                   33-0702770
         (State or other                             (I.R.S. Employer
          jurisdiction                                 Identification
       of incorporation or                                   No.)
          organization)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of the Registrant's knowledge, in definitive proxy or informative statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 15, 2000 (based on the closing price on the NASDAQ Small Cap Market on that date) was $18,716,263. The number of shares outstanding of the Registrant's common stock as of August 15, 2000 was 2,993,543.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the next Annual Meeting of stockholders of the Registrant are incorporated herein by reference in Part III.

Certain exhibits are incorporated herein by reference as set forth in Item 14(a)
(3), Exhibits, in Part IV.

                                     PART I

ITEM 1.   BUSINESS

The principal executive offices of InSight Health Services Corp. (the "Company" or "InSight") are located at 4400 MacArthur Blvd., Suite 800, Newport Beach, California 92660, and its telephone number is (949) 476-0733.

CENTERS IN OPERATION

The Company provides diagnostic imaging, treatment and related management services in 30 states throughout the United States. The Company's services are provided through a network of 77 mobile magnetic resonance imaging ("MRI") facilities ("Mobile Facilities"), 42 fixed-site MRI facilities ("Fixed Facilities"), 26 multi-modality imaging centers ("Centers"), four mobile lithotripsy facilities, one Leksell Stereotactic Gamma Unit ("Gamma Knife") treatment center, one positron emission therapy ("PET") fixed-site facility and one radiation oncology center. An additional radiation oncology center is operated by the Company as part of one of its Centers. The Company's operations are located throughout the United States, with a substantial presence in California, Texas, New England, the Carolinas and the Midwest (Illinois, Indiana and Ohio).

At its Centers, the Company offers other services in addition to MRI, including computed tomography ("CT"), diagnostic and fluoroscopic x-ray, mammography, diagnostic ultrasound, nuclear medicine, bone densitometry, nuclear cardiology, and cardiovascular services. The Company offers additional services through a variety of arrangements including equipment rental, technologist services, marketing, radiology management services, and billing and collection services.

DIAGNOSTIC IMAGING AND TREATMENT TECHNOLOGY

During approximately the last 30 years there has been a major effort undertaken by the medical and scientific communities to develop cost-effective diagnostic imaging technologies and to minimize the risks associated with the application of such technologies. The major categories of diagnostic imaging systems currently offered in the medical marketplace are MRI systems, CT scanners, digital ultrasound systems, computer-based nuclear gamma cameras, conventional x-ray and radiography/fluoroscopy systems, each of which (other than conventional x-ray) represents the marriage of computer technology and various medical imaging modalities. Patients exposed to x-rays and to gamma rays employed in nuclear medicine receive potentially harmful ionizing radiation. Much of the thrust of product development during the period has been to reduce the hazards associated with conventional x-ray and nuclear medicine techniques and to develop new, virtually harmless imaging technologies such as ultrasound and MRI.

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

Typical scanning times for a single cross-sectional image are in the one second to six second range. A complete CT examination takes from 15 to 45 minutes, depending on the complexity of the examination and number of individual cross-sectional images required. The current selling prices of CT systems fall in the range of $0.3 million to $0.8 million each, depending upon the specific performance characteristics of the systems. Based on the fact that CT systems have been commercially marketed for approximately 30 years, the Company believes that CT is a relatively mature technology and, therefore, not subject to significant risk of obsolescence.

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

PET: PET scanning involves the administration of a radiopharmaceutical agent with a positron-emitting isotope and the measurement for the distribution of that isotope to create images for diagnostic purposes. PET scans provide the capability to determine how metabolic activity impacts other aspects of physiology in the disease process by correlating the reading from the PET study with other studies such as CT or MRI. PET technology has been found highly effective and appropriate in certain clinical circumstances for the detection and assessment of tumors throughout the body, the evaluation of certain cardiac conditions and the assessment of epilepsy seizure sites. The information provided by PET technology often obviates the need to perform further highly invasive and/or diagnostic surgical procedures. Interest in PET scanning has increased recently due to several factors including: expansion of available hardware options through the introduction of dual head gamma camera coincidence detection; increased payor coverage and reimbursement; the availability of the isotopes without an in-house cyclotron; and a growing recognition by clinicians that PET is a powerful diagnostic tool that can be used to evaluate and guide management of a patient's disease. PET systems are priced in the range of $1.0 million to $1.4 million each. Distribution networks have been established across the United States to ensure consistent availability of and access to the isotopes. The development of these networks has made mobile PET a business development opportunity.

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

BONE DENSITOMETRY: Bone densitometry, using an advanced technology called DEXA (dual-energy X-ray absorptiometry), safely, accurately and painlessly measures bone density and the mineral content of bone for the diagnosis of osteoporosis and other bone diseases. Bone densitometry uses an extremely low level of radiation and gives a quantifiable measurement of the patient's bone mass. When detected in its earlier stages, osteoporosis and other bone diseases can be treated with new drug therapies that have been shown to effectively slow or reverse the bone-loss process.

GAMMA KNIFE: The Gamma Knife is a radiosurgical device used to treat intracranial neoplasma and vascular anomalies, which are inaccessible or unsuitable for conventional invasive surgery. The Gamma Knife was designed to provide neurosurgeons and radiation therapists with the ability to perform radiosurgery, using high-energy gamma rays, instead of conventional invasive techniques (open surgery), thereby generally eliminating the risk of infection and intracerebral bleeding. The Gamma Knife delivers a single high dose of ionizing radiation emanating from 201 individual Cobalt 60 sources focused on a common target producing an intense concentration of radiation at the target site, destroying the lesion while spreading the entry radiation dose uniformly and harmlessly over the patient's skull. The Gamma Knife treatment requires no open surgical intervention, no lengthy hospital stay and no risk of post-surgical bleeding or infection. When compared to the average length of stay and costs associated with conventional surgery, the Gamma Knife greatly reduces the cost of neurosurgical treatment. Typical treatment time is approximately 10 to 15 minutes per area of interest. In addition, other applications for the Gamma Knife continue to be developed, including treatment of patients for chronic pain and motion disorders such as Parkinson's disease, epilepsy and trigeminal neuralgia. The current selling price of a Gamma Knife system is approximately $3 million.

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

In fiscal 1999, the Company completed two acquisitions as follows: a 70% interest in a partnership which owns four Centers and two Fixed Facilities in Buffalo, New York; and a 100% interest in three Centers and two Fixed Facilities in Phoenix, Arizona. The Company utilized the bank financing described below (see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this report) to fund the purchase price of these acquisitions.

In fiscal 2000, the Company completed two acquisitions as follows: two Fixed Facilities in Indianapolis and Clarksville, Indiana, respectively; and a 90% interest in a partnership which owns a Center in Wilkes-Barre, Pennsylvania. The Company utilized its bank financing to fund the purchase price of these acquisitions.

In fiscal 2000, the Company opened the following: its second radiology co-source outpatient Fixed Facility in Granada Hills, California; its third radiology co-source outpatient Center in Henderson, Nevada; and an Open MRI Fixed Facility in Pleasanton, California. These were financed through both capital leases with General Electric Company ("GE") and internally generated funds.

In the first quarter of fiscal 2001, the Company opened its fourth radiology co-source Fixed Facility in Marina del Rey, California which was financed with a capital lease from GE and a PET Fixed Facility in Louisville, Kentucky, which was financed with outside financing.

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

ANTI-KICKBACK STATUTES: The Company is subject to federal and state laws, which govern financial and other arrangements between health care providers. These include the federal anti-kickback statute which prohibits bribes, kickbacks, rebates and any other direct or indirect remuneration in return for or to induce the referral of an individual to a person for the furnishing, directing or arranging of services, items or equipment for which payment may be made in whole or in part under Medicare, Medicaid or other federal healthcare programs. Violation of the anti-kickback statute may result in criminal penalties and exclusion from the Medicare and other federal health care programs. Many states have enacted similar statutes, which are not limited to items and services paid for under Medicare or a federally funded health care program. In recent years, there has been increasing scrutiny by law enforcement authorities, the Department of Health and Human Services ("HHS"), the courts and Congress of financial arrangements between health care providers and potential sources of patient and similar referrals of business to ensure that such arrangements are not designed as mechanisms to pay for patient referrals. HHS interprets the anti-kickback statute broadly to apply, under certain circumstances, to distributions of partnership and corporate profits to investors who refer federal health care program patients to a corporation or partnership in which they have an ownership interest and to payments for service contracts and equipment leases that are designed to provide direct or indirect remuneration for patient referrals or similar opportunities to furnish reimbursable items or services. In July 1991, HHS issued "safe harbor" regulations that set forth certain provisions which, if met, will assure that health care providers and other parties who refer patients or other business opportunities, or who provide reimbursable items or services, will be deemed not to violate the anti-kickback statute. The Company is also subject to separate laws governing the submission of false claims. The Company believes that its operations materially comply with the anti-kickback statutes.

STARK II, STATE PHYSICIAN SELF-REFERRAL LAWS: A federal law, commonly known as the "Stark Law" or "Stark II," also imposes civil penalties and exclusions for referrals for "designated health services" by physicians to certain entities with which they have a financial relationship (subject to certain exceptions). "Designated health services" include, among other things, radiology services, including MRIs, CTs and ultrasound, and inpatient and outpatient hospital services. The law applies only to services reimbursable by Medicare or Medicaid. The Stark Law is self-effectuating and does not require implementing regulation; however, while implementing regulations have been issued relating to referrals for clinical laboratory services, final regulations have not been issued regarding the other designated health services. In addition, several states in which the Company operates have enacted or are considering legislation that prohibits "physician self-referral" arrangements or requires physicians to disclose to their patients any financial interest they may have with a health care provider whom they recommend. Possible sanctions for violating these provisions include loss of licensure and civil and criminal sanctions. Such state laws vary from state to state and seldom have been interpreted by the courts or regulatory agencies. Nonetheless, strict enforcement of these requirements is likely. Although the Company believes its operations materially comply with these federal and state physician self-referral laws, there can be no assurance that Stark II or other regulations will not be interpreted or changed in a manner that would have a material adverse effect on the Company's business, financial condition or results of operations.

FDA: The U.S. Food and Drug Administration ("FDA") has issued the requisite premarket approval for all of the MRI, CT, lithotripsy and Gamma Knife systems utilized by the Company. The Company does not believe that any further FDA approval is required in connection with equipment currently in operation or proposed to be operated; except under regulations issued by the FDA pursuant to the Mammography Quality Standards Act of 1992, all mammography facilities are required to be accredited by an approved non-profit organization or state agency. Pursuant to the accreditation process each facility providing mammography services must comply with certain standards including annual inspection.

Compliance with these standards is required to obtain payment for Medicare services and to avoid various sanctions, including monetary penalties, or suspension of certification. Although all of the Company's facilities which provide mammography services are currently accredited by the Mammography Accreditation Program of the American College of Radiology and the Company anticipates continuing to meet the requirements for accreditation, the withdrawal of such accreditation could result in the revocation of certification. Congress has extended Medicare benefits to include coverage of screening mammography subject to the prescribed quality standards described above. The regulations apply to diagnostic mammography and image quality examination as well as screening mammography.

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

INDEPENDENT PHYSIOLOGICAL LABORATORIES; INDEPENDENT DIAGNOSTIC TREATMENT
FACILITIES: Under past Medicare policy, imaging centers generally participated in the Medicare program as either medical groups or, subject to the discretion of individual Medicare carriers, Independent Physiological Laboratories ("IPLs"). The IPL was a loosely defined Medicare provider category that was not specifically authorized to provide imaging services. Accordingly, certain carriers permitted IPLs to provide imaging services and others did not. In the past, the Company preferred, to the extent possible, to operate imaging centers for Medicare purposes as IPLs. The Company believed that the designation of its imaging centers as IPLs gave it greater operational control than it would have had if its imaging centers were operated under the medical group model, where the Company would function as a "manager".

The Health Care Financing Administration ("HCFA") has established a new category of Medicare provider intended to replace IPLs, referred to as Independent Diagnostic Treatment Facilities ("IDTFs"). Under these regulations, imaging centers have the option to participate in the Medicare program as either IDTFs or medical groups. The Company believes that the impact of the IDTF regulations is likely to be positive overall. Accordingly, the Company has converted most of its imaging centers from IPLs to IDTFs, except in those states where the medical group model is required. In addition, since the IDTF designation is new, it is unclear to what extent and in what manner IDTFs will be monitored by HCFA, but it is probable that HCFA will exercise increased oversight of IDTFs compared to IPLs, which could have a material adverse effect on the Company's business, financial condition and results of operations.

CERTIFICATES OF NEED: Some states require hospitals and certain other health care facilities to obtain a certificate of need ("CON") or similar regulatory approval prior to the commencement of certain health care operations or services and/or the acquisition of major medical equipment including MRI and Gamma Knife systems. CON regulations may limit or preclude the Company from providing diagnostic imaging services or systems in certain states. The Company believes that it will not be required to obtain CONs in most of the states in which it intends to operate, and in those states where a CON is required, the Company believes it has complied or will comply with such requirements. Nevertheless, a significant increase in the number of states regulating the Company's business within the CON or state licensure framework could adversely affect the Company's business, financial condition and results of operations. Conversely, repeal of existing CON regulations in jurisdictions where the Company has obtained or operates under a CON could also adversely affect the Company's business, financial condition and results of operations as barriers to entry are reduced or removed. This is an area of continuing legislative activity, and there can be no assurance that the Company will not be subject to CON and licensing statutes in other states in which it operates or may operate in the future.

REIMBURSEMENT OF HEALTH CARE COSTS

MEDICARE: Beginning in late 1983, prospective payment regulations became effective under the federal Medicare program. The Medicare program provides reimbursement for hospitalization, physician, diagnostic and certain other services to eligible persons 65 years of age and over and certain others. Providers of service are paid by the federal government in accordance with regulations promulgated by the HHS and generally accept said payment with nominal co-insurance amounts required to be paid by the service recipient, as payment in full. In general, these regulations provide for a specific prospective payment to reimburse hospitals for inpatient treatment services based upon the diagnosis of the patient.

On April, 7, 2000, HCFA published its final rules concerning a new prospective payment system ("OPPS") for most outpatient services in Medicare-participating hospitals. Effective August 1, 2000, Medicare will pay hospitals for outpatient services based on ambulatory payment classification ("APC") groups rather than on a hospital's costs. Each APC has been assigned a payment weight by HCFA. Under the new OPPS, the payment due a hospital for performing an outpatient service will be an amount based on the APC weight, a dollar based conversion factor, a geographic adjustment factor to account for area labor cost differences and any other adjustments applicable to the hospital or case. Because the new OPPS may initially have a severe adverse economic effect on hospitals, Congress enacted additional legislation in the Balanced Budget Refinement Act of 1999 ("BBA") to ease such effect for a specific period of time (through 2003). Under the BBA, hospitals may receive additional payments for new technologies, transitional pass-through for innovative medical devices, drugs and biologics, outlier adjustments and transitional corridors.

Congressional and regulatory actions reflect industry-wide cost containment pressures which the Company believes will affect all health care providers for the foreseeable future. A recent initiative by HCFA to impose a 24% reduction in diagnostic imaging reimbursement over a four year period beginning January 1999 was indefinitely postponed due to flaws in HCFA's imaging center cost study. HCFA has indicated that it will continue to evaluate diagnostic imaging reimbursement; although, in January 2000, HCFA increased reimbursement for diagnostic imaging services by approximately 3% to 4% depending on the type of diagnostic imaging services provided.

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

PRIVATE INSURANCE: Private health insurance programs generally have authorized the payment for the Company's services on satisfactory terms and HCFA has authorized reimbursement under the federal Medicare program for all diagnostic imaging and treatment services currently being provided by the Company. However, if Medicare reimbursement is reduced, the Company believes that private health insurance programs will also reduce reimbursement in response to reductions in government reimbursement, which could have an adverse impact on the Company's business, financial condition and results of operations.

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

As a result of the implementation of the new OPPS, the Company believes that its hospital customers may seek reductions in contractual rates per procedure to the extent the hospital believes it will pay more to the Company than it will receive from Medicare and other third party payors. The reduction of contractual rates for a single customer or loss of a single customer to a competitor prepared to reduce contractual rates would not have a material adverse impact on the Company's contract services revenues; however, the reduction in contractual rates for several customers or loss of several contracts could have a material impact on the Company's business, financial condition and results of operations.

On the other hand, the Company believes that the impact of the new OPPS on hospital payments for diagnostic imaging services -- especially for MRI and CT services -- may cause hospitals to consider restructuring their diagnostic outpatient imaging services as freestanding centers which are unaffected by the new OPPS. This may provide the Company with additional opportunities for its radiology co-source product which involves the joint ownership and management of single and multi-modality imaging centers with hospitals. Given the infancy and complexity of the new OPPS it is difficult to determine whether hospitals will be receiving less from Medicare (after they take advantage of the additional payments that may be available under the BBA) and to what extent they will attempt to renegotiate existing contractual arrangements.

Patient services revenues are services billed directly to patients or third party payors (generally managed care organizations, Medicare, Medicaid, commercial insurance carriers and worker's compensation funds), on a fee-for-service basis and are primarily earned through Centers and certain Fixed and Mobile Facilities. The Company believes its patient services revenues received from Medicare will not be materially impacted because it primarily operates freestanding imaging centers, which will be unaffected by the new OPPS. See "Reimbursement of Health Care Costs".

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

In the past, when such agreements have not been renewed, the Company has been able to obtain replacement contracts. While some replacement accounts have initially been smaller than the lost accounts, such replacement accounts' revenues have generally increased over the term of the contract; however, new and renewal contracts may not offset revenues from customers electing not to renew their contracts with the Company. Although the nonrenewal of a single customer contract would not have a material impact on the Company's contract services revenues, non-renewal of several contracts could have a material impact on contract services revenues.

In addition, the Company's contract services revenues with regard to its Mobile Facilities in certain markets depend in part on some hospital accounts with high volume. If the future reimbursement levels of such hospitals were to decline or cease or if such hospitals were to become financially insolvent and if such agreements were not replaced with new accounts or with the expansion of services on existing accounts, the Company's contract services revenues would be adversely affected. No single source accounts for more than 10% of the Company's total revenues. See "Reimbursement of Health Care Costs".

DIAGNOSTIC IMAGING AND OTHER EQUIPMENT

The Company estimates that it has invested approximately $89 million since June 1996, to replace and upgrade diagnostic imaging systems and to purchase new systems. As a result, the Company has technologically advanced, state-of-the-art diagnostic imaging equipment. The Company owns or leases 179 diagnostic imaging and treatment systems, of which 122 are conventional MRI systems, 28 are Open MRI systems, 21 are CT systems, four are lithotripters, two are radiation oncology systems, one is a PET system and one is a Gamma Knife. The Company owns 149 of its imaging and treatment systems and has operating leases for the remaining 30 systems. Of the Company's 122 conventional MRI systems, 61% have a magnet strength of 1.5 Tesla and 32% have a magnet strength of 1.0 Tesla. Currently, the industry standard magnet strength for fixed and mobile MRI systems is 1.5 Tesla. The Company is in the process of upgrading or replacing its remaining conventional MRI systems from magnet strengths of less than 1.0 Tesla to magnet strengths of at least 1.0 Tesla.

The Company's master lease agreement with GE Medical Systems ("GEMS") includes a variable lease arrangement for 8 of the Company's 30 leased imaging systems, which can significantly reduce the Company's downside cash flow risk. Under the Company's standard operating lease agreement with GEMS, the Company pays approximately $29,000 per month to lease each system. Under the variable rate election, the Company may choose to pay a monthly rental fee averaging $18,000 per system, plus 40% of the operating profits generated by such system, or to store idle systems at a fixed location for a monthly payment to GEMS of $1,500 per system, representing approximately half of the monthly maintenance costs for an idle system. The Company's variable lease arrangement with GEMS covers most of the Company's older systems, which the Company either has upgraded or expects to replace within the next 18 to 24 months. As of August 1, 2000, the Company had elected the variable lease option with respect to one of the eight systems in the variable rate pool. The option to elect the variable lease structure in the future with respect to additional systems provides the Company with downside cash flow protection in the event that any particular MRI system experiences low utilization.

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

EMPLOYEES

As of August 1, 2000, the Company had approximately 1,100 full-time, 70 part-time and 340 per diem employees. None of the Company's employees are covered by a collective bargaining agreement. Management believes its employee relations to be satisfactory.

COMPANY HISTORY

The Company was incorporated in Delaware in February 1996. The Company's predecessors, InSight Health Corp. (formerly American Health Services Corp. ("AHS")) ("IHC"), and Maxum Health Corp. ("MHC"), became wholly owned subsidiaries of the Company on June 26, 1996, pursuant to an Agreement and Plan of Merger among the Company, IHC and MHC (the "Merger").

On October 14, 1997, the Company consummated a recapitalization ("Recapitalization") pursuant to which (a) certain investors affiliated with TC Group, LLC and its affiliates (collectively, "Carlyle"), a private merchant bank headquartered in Washington, D.C., made a cash investment of $25 million in the Company and received therefor (i) 25,000 shares of newly issued convertible preferred stock, Series B of the Company, par value $0.001 per share ("Series B Preferred Stock"), initially convertible, at the option of the holders thereof, in the aggregate into 2,985,075 shares of common stock, and (ii) warrants ("Carlyle Warrants") to purchase up to 250,000 shares of common stock at an exercise price of $10.00 per share; and (b) GE
(i) surrendered its rights under the amended equipment service agreement to receive supplemental service fee payments equal to 14% of pretax income in exchange for (A) the issuance of 7,000 shares of newly issued convertible preferred stock, Series C of the Company, par value $0.001 per share ("Series C Preferred Stock") initially convertible, at the option of GE, in the aggregate into 835,821 shares of common stock, for which the Company recorded a non-recurring expense of approximately $6.3 million, and (B) warrants ("GE Warrants") to purchase up to 250,000 shares of common stock at an exercise price of $10.00 per share and (ii) exchanged all of its convertible preferred stock, Series A of the Company, for an additional 20,953 shares of Series C Preferred Stock, initially convertible, at the option of GE, in the aggregate into 2,501,760 shares of common stock.

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

ITEM 2.       PROPERTIES

The Company leases approximately 20,000 square feet of office space for its executive offices in Newport Beach, California, under a lease expiring in 2001; approximately 11,800 square feet of office space for its eastern regional offices in Farmington, Connecticut, under a lease expiring in 2002; approximately 4,400 square feet of office space for a billing office in Merrillville, Indiana, under a lease expiring in 2003 and approximately 5,400 square feet of office space for a billing office in Santa Ana, California, under a lease expiring in 2008. The Company believes its facilities are adequate for its reasonably foreseeable needs. In addition, the following table sets forth the other principal properties used as imaging or treatment facilities by the Company as of June 30, 2000:


                                                      APPROXIMATE
NAME OF FACILITY                                      SQUARE FEET             LOCATION
----------------                                      -----------             ---------
OWNED:
Granada Hills Open MRI Center (1)                          2,200              Granada Hills, California
Northern Indiana Oncology Center                           3,500              Valparaiso, Indiana
Berwyn Magnetic Resonance Center (1)                       3,800              Berwyn, Illinois
Garfield Imaging Center (1)                                4,500              Monterey Park, California
LAC/USC Imaging Sciences Center (1)                        8,500              Los Angeles, California
Maxum Diagnostic Center-Eighth Avenue                     10,000              Ft. Worth, Texas
Chattanooga Outpatient Center                             14,700              Chattanooga, Tennessee
Harbor/UCLA Diagnostic Imaging Center (1)                 15,000              Torrance, California
Diagnostic Outpatient Center (1)                          17,800              Hobart, Indiana

LEASED:
Lockport MRI - Maple Road                                    500              Williamsville, New York
Buckhead Imaging  (2)                                      1,500              Atlanta, Georgia
InSight Diagnostic Imaging Center - N. 18th Place          1,800              Phoenix, Arizona
Open MRI of Indianapolis                                   1,900              Indianapolis, Indiana
Lockport MRI                                               2,200              N. Tonawanda, New York
Lockport MRI                                               2,400              Lockport, New York
Open MRI of Southern Regional                              2,400              Clarksville, Indiana
Redwood City MRI                                           2,900              Redwood City, California
InSight Diagnostic Imaging Center                          3,100              Tempe, Arizona
Lockport MRI - Youngs Road                                 3,800              Tonawanda, New York
Dublin Imaging                                             3,900              Dublin, Ohio
Lockport MRI                                               4,000              Williamsville, New York
Open MRI of Orange County                                  4,000              Santa Ana, California
Washington Magnetic Resonance Center                       4,100              Whittier, California
Open MRI of Pleasanton                                     4,400              Pleasanton, California
InSight Diagnostic Imaging Center - 15th Avenue            4,700              Phoenix, Arizona
Imaging Center at Murfreesboro                             5,000              Murfreesboro, Tennessee
Marshwood Imaging                                          5,000              Scarborough, Maine
Lockport MRI                                               5,200              East Amherst, New York
InSight Diagnostic Imaging Center                          5,800              Peoria, Arizona
Maxum Diagnostic Center - Preston Road                     5,800              Dallas/Plano, Texas
Open MRI of Hayward                                        6,400              Hayward, California
Central Maine Imaging Center                               7,300              Lewiston, Maine
St. John's Regional Imaging Center                         7,700              Oxnard, California
Wilkes-Barre Imaging Center                                8,200              Wilkes Barre, Pennsylvania
Ocean Medical Imaging Center                               8,700              Tom's River, New Jersey
InSight Diagnostic Imaging Center - E. Thomas Road        10,600              Phoenix, Arizona
Broad Street Imaging Center                               12,700              Columbus, Ohio
Parkway Imaging Center                                    17,500              Henderson, Nevada
Maxum Diagnostic Center - Forest Lane                     18,500              Dallas, Texas
InSight Mountain Diagnostics                              19,100              Las Vegas, Nevada

(1) The Company owns the building and holds the related land under a long-term lease.

(2) In connection with the closure of the Open MRI Fixed Facility in Atlanta, Georgia, the Company has a lease expiring in 2002, which it intends to sub-lease or terminate.

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

On June 15, 1999, InfoTech Software Corporation ("InfoTech") filed a complaint against IHC, Shawn P. Railey, Jason P. Gardner and Alchemy Software Corporation ("Alchemy") in the District Court of Dallas County, Texas. The plaintiff alleged that, among other things, in March 1994, MHC entered into an agreement with InfoTech to design and implement a custom information system for MHC and that MHC received only a license to use the software and did not have the right to sublicense or otherwise provide third parties access to InfoTech's software or to modify it. InfoTech further alleged that defendants Railey and Gardner, former InfoTech employees, resigned from InfoTech and formed Alchemy, conspired to and did steal the IHC project from InfoTech and were providing services to IHC. The plaintiff's complaint included claims of unfair competition, breach of contract, collusion, business disparagement and tortious interference with contractual relations. The complaint requested a judgment for actual and exemplary damages in unspecified amounts, attorney's fees, pre-judgment and post judgment interest, costs and disbursements. On January 26, 2000, the parties entered into a settlement agreement pursuant to which IHC paid the plaintiff an immaterial monetary settlement for all of the plaintiff's claims and the plaintiff and defendants mutually released each other from any other claims. As part of the settlement agreement, InfoTech, Alchemy and Messrs. Railey and Gardner assigned to IHC all rights to all source codes for software developed by them.

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

QUARTER ENDED                               LOW              HIGH
-------------                               ---              ----
September 30, 1999                           5                6 15/16
December 31, 1999                            4 5/8            6 1/2
March 31, 2000                               5 11/16         11 1/2
June 30, 2000                                5 3/4            8 3/8

September 30, 1998                           6               12
December 31, 1998                            4 1/2            9
March 31, 1999                               5                8
June 30, 1999                                4 15/16          9

The Company has never paid a cash dividend on its common stock and does not expect to do so in the foreseeable future. The Company's credit agreement with its primary lender and the indenture governing publicly-issued debt securities of the Company contain restrictions on its ability to pay dividends on its common stock.

As of August 15, 2000, the Company's records indicate that there were in excess of 1,900 beneficial holders of common stock and approximately 440 stockholders of record.

The following securities were sold by the Company during the period covered by this report on Form 10-K which, pursuant to the exemption provided under Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"), were not registered under the Securities Act: On June 21, 2000, the Company issued to SHP Capital Markets Inc., pursuant to the cashless exercise of 35,000 warrants, 7,252 shares of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The Merger was accounted for using the purchase method of accounting in accordance with generally accepted accounting principles. MHC has been treated as the acquirer for accounting purposes, based upon relative revenues, book values and other factors. The selected consolidated financial data presented as of and for the years ended June 30, 2000, 1999, 1998 and 1997, the six months ended June 30, 1996 and 1995 (unaudited), and for the year ended December 31, 1995 has been derived from the Company's audited consolidated financial statements and should be read in conjunction with such consolidated financial statements and related notes as of and for the years ended June 30, 2000, 1999 and 1998, and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this report.

                                        (Amounts in thousands, except shares and per share data)

                                                                                                 SIX MONTHS ENDED
                                                            YEARS ENDED JUNE 30,               ---------------------  YEAR ENDED
                                                 --------------------------------------------  JUNE 30,   JUNE 30,   DECEMBER 31,
                                                   2000        1999        1998       1997     1996 (1)  1995(1)(8)     1995(1)
                                                 ----------  ----------  ---------  ---------  --------- ---------- ---------------
STATEMENT OF OPERATIONS DATA:
Revenues                                         $ 188,574   $ 161,992   $ 119,018  $ 92,273   $ 26,460   $ 24,434      $ 50,609
Operating income (loss) (2) (3)                     27,016      17,422       7,770     5,774     (2,949)      (331)       (1,193)
Interest expense, net                               18,696      14,500       6,827     4,066      1,144        648         1,626
Net income (loss) (4) (5) (6)                        7,189       6,112         512     1,281       (979)      (979)       (4,319)

Income (loss) per common and converted
preferred share (7):
    Basic                                        $   0.78    $   0.67     $   0.06  $  0.25    $  (0.70)  $  (0.73)     $  (3.21)
                                                 ========    ========     ========  =======    ========   ========      ========
    Diluted                                      $   0.76    $   0.65     $   0.06  $  0.24    $  (0.70)  $  (0.73)     $  (3.21)
                                                 ========    ========     ========  =======    ========   ========      ========

                                                                        JUNE 30,
                                                 -------------------------------------------------------               DECEMBER 31,
BALANCE SHEET DATA:                                2000        1999        1998       1997       1996                     1995 (1)
                                                 ----------  ----------  ---------  ---------  ---------              -------------
Working capital (deficit)                         $ 20,814    $ 24,651   $ 36,109   $ (6,162)  $ (1,441)                $ (2,228)
Property and equipment, net                        148,469      90,671     75,146     34,060     29,349                   12,386
Intangible assets                                   93,930      80,327     74,831     32,579     16,216                    4,047
Total assets                                       328,872     238,304    231,592     97,271     69,313                   28,306
Total long-term liabilities                        221,307     161,266    155,642     59,205     39,839                   19,723
Stockholders' equity (deficit)                      51,487      44,106     37,858      6,685      5,404                   (4,005)

(1) The selected consolidated financial data represents historical data of MHC only.

(2) Includes a provision for supplemental service fee termination of $6.3 million in 1998.

(3) Includes a provision for reorganization and other costs of $3.3 million in 1999.

(4) Includes a provision for securities litigation settlement of $1.5 million in 1995.

(5) Includes an extraordinary gain on debt extinguishment of $3.2 million in 1996.

(6) Includes an income tax benefit of $3.5 million in 1999.

(7) Amounts are computed on a pro forma basis as if the reset of par value of MHC common stock and related conversion into the Company's common stock had occurred on January 1, 1995.

(8) Unaudited.

(9) No cash dividends have been paid on the Company's common stock for the periods indicated above.

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

In fiscal 1999, the Company completed two acquisitions as follows: a 70% interest in a partnership which owns four Centers and two Fixed Facilities in Buffalo, New York; and a 100% interest in three Centers and two Fixed Facilities in Phoenix, Arizona. The aggregate purchase price for these two acquisitions was approximately $16.9 million, subject to certain earn-out provisions relating to the Buffalo, New York acquisition.

In fiscal 2000, the Company completed two acquisitions as follows: two Fixed Facilities in Indianapolis and Clarksville, Indiana, respectively; and a 90% interest in a partnership which owns a Center in Wilkes-Barre, Pennsylvania. The aggregate purchase price for these two acquisitions was approximately $24.5 million.

In fiscal 2000, the Company opened the following: its second radiology co-source outpatient Fixed Facility in Granada Hills, California; its third radiology co-source outpatient Center in Henderson, Nevada; and an Open MRI Fixed Facility in Pleasanton, California. These were financed through both capital leases with GE and internally generated funds. In fiscal 2000, the Company closed an Open MRI Fixed Facility in Atlanta, Georgia.

In the first quarter of fiscal 2001, the Company opened its fourth radiology co-source Fixed Facility in Marina del Rey, California, which was financed with a capital lease from GE and a PET Fixed Facility in Louisville, Kentucky, which was financed with outside financing.

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

The Company continues to pursue acquisition opportunities. The Company believes that the expansion of its business through acquisitions is a key factor in improving profitability. Generally, acquisition opportunities are aimed at increasing revenues and operating income, and maximizing utilization of existing capacity. Incremental operating income resulting from future acquisitions will vary depending on geographic location, whether facilities are Mobile or Fixed, the range of services provided and the Company's ability to integrate the acquired businesses into its existing infrastructure. Since 1996, the Company has completed twelve acquisitions. No assurance can be given, however, that the Company will be able to identify suitable acquisition candidates and thereafter complete such acquisitions on terms acceptable to the Company. In addition, the Company's acquisition facility has expired, and until alternate financing sources can be arranged, the Company will have to utilize its own internally generated funds to complete future acquisitions, as discussed below.

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

The Company also has the following credit facilities with Bank of America,
N.A.: (i) a $50 million term loan which matures in June 2004, (ii) a $25 million working capital facility which expires in June 2003, and (iii) a $75 million acquisition facility which matures in June 2004, the availability of which expired on June 12, 2000 (Bank Financing). Borrowings under the Bank Financing bear interest at LIBOR plus 1.75%. The Company is required to pay an annual unused facility fee of 0.375%, payable quarterly, on unborrowed amounts under the working capital facility. The Company paid approximately $0.3 million during the year ended June 30, 2000 for unused facility fees on unborrowed amounts under the working capital and acquisition facilities. At June 30, 2000, there was approximately $35.0 million and $54.1 million in borrowings under the term loan and the acquisition facilities, respectively; however, there were no borrowings under the working capital facility. The Company did not completely utilize the acquisition facility prior to its expiration and until alternate financing sources can be arranged, the Company will have to utilize its own internally generated funds to complete future acquisitions. As of June 30, 2000, the Company had cash on hand of approximately $27.1 million, which it may utilize to consummate such acquisitions. As of August 15, 2000, the Company had borrowing availability of approximately $25 million under the working capital facility.

Net cash provided by operating activities was approximately $40.5 million for the year ended June 30, 2000. Cash provided by operating activities resulted primarily from net income before depreciation and amortization (approximately $40.8 million) and an increase in accounts payable and other accrued expenses (approximately $6.1 million). The increase in accounts payable and other accrued expenses is due primarily to approximately $5.5 million in equipment costs for the delivery of three Mobile Facilities in June 2000. The increase was offset by an increase in trade accounts receivables (approximately $4.6 million) and an increase in other current assets (approximately $1.8 million). The increase in trade accounts receivables is due primarily to the Company's acquisition and development activities.

Net cash used in investing activities was approximately $49.0 million for the year ended June 30, 2000. Cash used in investing activities resulted primarily from the (i) Company purchasing or upgrading diagnostic imaging equipment at its existing facilities (approximately $23.1 million), (ii) the acquisitions described above (approximately $23.9 million), and (iii) purchasing or upgrading diagnostic imaging equipment at the facilities acquired in fiscal 2000 and 1999 described above (approximately $1.4 million).

Net cash provided by financing activities was approximately $21.4 million for the year ended June 30, 2000, resulting primarily from net borrowings under the working capital and acquisition facilities (approximately $34.8 million), offset by principal payments of debt and capital lease obligations (approximately $15.0 million).

The Company has committed to purchase or lease in connection with the development of new Mobile Facilities and replacement of diagnostic imaging equipment at Centers, Fixed and Mobile Facilities, at an aggregate cost of approximately $12.4 million, 10 MRI systems for delivery through December 31, 2000. The Company expects to use either internally generated funds or leases from GE to finance the purchase of such equipment. In addition, the Company previously committed to purchase or lease from GE 24 Open MRI systems. As of June 30, 2000, the Company had not taken delivery of two such MRI systems, which are included in the commitments discussed above. The Company may purchase, lease or upgrade other MRI systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new imaging centers are developed in accordance with the Company's business strategy.

Effective December 1, 1999, the Company purchased 38 pieces of diagnostic imaging equipment from GE by converting operating leases to capital leases. The capital leases bear interest at 9% per annum, have 48 to 72 month terms and contain a $1.00 buyout at the end of each lease. The total purchase price was approximately $45 million. For the seven months ended June 30, 2000, equipment lease expense was reduced by approximately $7.0 million, and depreciation and interest combined was increased by approximately the same amount. The Company believes, on an annualized basis, equipment lease expense will be reduced by approximately $12 million, and depreciation and interest will be increased by approximately the same amount. The Company also purchased four pieces of diagnostic imaging equipment which were also financed through capital leases with GE. The total purchase price was approximately $7.0 million.

The Company believes that, based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity, including borrowings available under the Bank Financing, will be sufficient through June 30, 2001 to fund anticipated capital expenditures and make required payments of principal and interest on its debt, including payments due on the Notes and obligations under the Bank Financing. In addition, the Company continually evaluates potential acquisitions and expects to fund such acquisitions from its available sources of liquidity, as discussed above. The Company's acquisition strategy may require sources of capital in addition to that currently available to the Company. The Company expects, subject to market conditions, to obtain additional acquisition financing in the third quarter of fiscal 2001. No assurance can be given that the Company will be able to raise any such necessary additional funds on terms acceptable to the Company or at all.

RESULTS OF OPERATIONS

YEARS ENDED JUNE 30, 2000 AND 1999

REVENUES: Revenues increased approximately 16.4% from approximately $162.0 million for the year ended June 30, 1999, to approximately $188.6 million for the year ended June 30, 2000. This increase was due primarily to the acquisitions and opened Fixed Facilities discussed above (approximately $15.2 million) and an increase in contract services and patient services revenues (approximately $12.7 million) at existing facilities, offset by a decrease in other revenues (approximately $1.3 million), primarily due to a one-time settlement payment in connection with an earn-out from the sale of the Company's lithotripsy partnerships which was recorded in fiscal 1999 (approximately $0.4 million).

Contract services revenues increased approximately 17.1% from approximately $85.5 million for the year ended June 30, 1999, to approximately $100.1 million for the year ended June 30, 2000. This increase was due primarily to the acquisitions discussed above (approximately $4.0 million) and an increase in the Company's existing business (approximately $10.6 million). The increase in existing business was due to (i) the addition of six Mobile Facilities and (ii) higher utilization (approximately 14%) at the Company's existing mobile customer base, offset by a decline in reimbursement from customers, primarily hospitals (approximately 3%).

Contract services revenues, primarily earned by its Mobile Facilities, represented approximately 53% of total revenues for the year ended June 30, 2000. Each year approximately one-quarter to one-third of the contract services agreements are subject to renewal. It is expected that some high volume customer accounts will elect not to renew their agreements and instead will purchase or lease their own diagnostic imaging equipment and some customers may choose an alternative services provider. In the past where agreements have not been renewed, the Company has been able to obtain replacement customer accounts. While some replacement accounts have initially been smaller than the lost accounts, such replacement accounts revenues have generally increased over the term of the agreement. The non-renewal of a single customer agreement would not have a material impact on the Company's contract services revenues; however, non-renewal of several agreements could have a material impact on contract services revenues.

In addition, the Company's contract services revenues with regard to its Mobile Facilities in certain markets depend in part on some customer accounts with high volume. If the future reimbursement levels of such customers were to decline or cease or if such customers were to become financially insolvent and if such agreements were not replaced with new accounts or with the expansion of services on existing accounts, the Company's contract services revenues would be adversely affected. As a result of the implementation of the new OPPS for outpatient services, the Company's contract services revenues could be adversely affected. See "Reimbursement of Health Care Costs" and "Customers and Fees".

Patient services revenues increased approximately 17.9% from approximately $73.6 million for the year ended June 30, 1999, to approximately $86.8 million for the year ended June 30, 2000. This increase was due primarily to the acquisitions and opened Fixed Facilities discussed above (approximately $11.1 million) and an increase in revenues at existing facilities (approximately $2.3 million), offset by reduced revenues from the closure of the Open MRI Fixed Facility discussed above (approximately $0.2 million). The increase at existing facilities was due to higher utilization (approximately 9%), partially offset by a decline in reimbursement from third party payors (approximately 3%).

Management believes that any future increases in revenues at existing facilities can only be achieved by higher utilization and not by increases in procedure prices; however, slower start-ups of new operations, excess capacity of diagnostic imaging equipment, competition, and the expansion of managed care may impact utilization and make it difficult for the Company to achieve revenue increases in the future, absent the execution of provider agreements with managed care companies and other payors, and the execution of the Company's business strategy, particularly acquisitions. The Company's operations are principally dependent on its ability (either directly or indirectly through its hospital customers) to attract referrals from physicians and other health care providers representing a variety of specialties. The Company's eligibility to provide service in response to a referral is often dependent on the existence of a contractual arrangement with the referred patient's insurance carrier (primarily if the insurance is provided by a managed care organization). Managed care contracting has become very competitive and reimbursement schedules are at or below Medicare reimbursement levels, and a significant decline in referrals could have a material impact on the Company's revenues.

COSTS OF OPERATIONS: Costs of operations increased approximately 15.3% from approximately $131.3 million for the year ended June 30, 1999, to approximately $151.4 million for the year ended June 30, 2000. This increase was due primarily to additional costs related to the acquisitions and opened Fixed Facilities discussed above (approximately $14.5 million) and at existing facilities (approximately $5.9 million), offset by reduced expenses for the closed Open MRI Fixed Facility discussed above (approximately $0.3 million).

Costs of operations, as a percentage of total revenues, decreased to approximately 80.3% for the year ended June 30, 2000 from approximately 81.1% for the year ended June 30, 1999. The percentage decrease is primarily due to reduced costs in equipment leases and depreciation, equipment maintenance and occupancy, offset by higher salary and benefit costs. The Company is continuing its effort to improve operating efficiencies through cost reduction initiatives. The cost reduction initiatives are focused primarily on costs for diagnostic imaging equipment, including lease, depreciation and maintenance, occupancy, marketing and salary and benefits.

CORPORATE OPERATING EXPENSES: Corporate operating expenses increased approximately 3.8% from approximately $10.5 million for the year ended June 30, 1999, to approximately $10.9 million for the year ended June 30, 2000. This increase was due primarily to additional information systems costs, offset by a decrease in travel, legal and consulting costs. Corporate operating expenses, as a percentage of total revenues, decreased from approximately 6.5% for the year ended June 30, 1999, to approximately 5.8% for the year ended June 30, 2000.

INTEREST EXPENSE, NET: Interest expense, net increased approximately 29.0% from approximately $14.5 million for the year ended June 30, 1999, to approximately $18.7 million for the year ended June 30, 2000. This increase was due primarily to additional debt related to (i) the acquisitions discussed above, (ii) the buy-out of operating leases discussed above, (iii) higher interest rates on the Company's floating rate debt and (iv) the Company upgrading its existing diagnostic imaging equipment, offset by reduced interest as a result of amortization of long-term debt.

PROVISION FOR INCOME TAXES: Provision for income taxes increased from a benefit of approximately $3.2 million for the year ended June 30, 1999, to approximately $1.1 million for the year ended June 30, 2000. The increase is due to the Company recording a reduction to the valuation allowance of approximately $3.5 million to recognize anticipated benefits from the utilization of certain net operating loss carryforwards in 1999. The effective tax rate increased to approximately 14% in 2000 from approximately 11% in 1999 primarily as a result of the effects of benefits from the Company's net operating loss carryforwards. At the beginning of each fiscal year, the Company estimates its effective tax rate for the fiscal year. In addition, the Company periodically reviews the effective tax rate in light of certain factors, including actual operating income, acquisitions completed and new business development and the effects of benefits from the Company's net operating loss carryforwards. This review may result in an increase or decrease in the effective tax rate during the fiscal year.

INCOME PER COMMON AND CONVERTED PREFERRED SHARE: On a diluted basis, net income per common and converted preferred share was $0.76 for the year ended June 30, 2000, compared to net income per common and converted preferred share of $0.65 for the year ended June 30, 1999. Excluding the one-time provision for reorganization and other costs and the benefit for income taxes, net income per common and converted preferred share on a diluted basis for the year ended June 30, 1999 would have been $0.63. The increase in net income per common and converted preferred share is the result of (i) increased income from company operations and (ii) an increase in earnings from unconsolidated partnerships, as a result of new diagnostic imaging equipment installed in 1999, offset by (i) increased interest expense and (ii) an increase in provision for income taxes.

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

Patient services revenues increased approximately 23.3% from approximately $59.7 million for the year ended June 30, 1998, to approximately $73.6 million for the year ended June 30, 1999. This increase was due primarily to the acquisitions and opened facilities discussed above (approximately $11.7 million) and an increase in revenues at existing facilities (approximately $4.4 million). The increase at existing facilities was due to higher utilization (approximately 9%), partially offset by declines in reimbursement from third party payors (approximately 1%) and reduced revenues from the termination of a Fixed Facility and a Gamma Knife Center in fiscal 1998 (approximately $2.2 million).

COSTS OF OPERATIONS: Costs of operations increased approximately 35.5% from approximately $96.9 million for the year ended June 30, 1998, to approximately $131.3 million for the year ended June 30, 1999. This increase was due primarily to an increase in costs due to the acquisitions and opened facilities discussed above (approximately $25.4 million) and an increase in costs at existing facilities (approximately $10.1 million), offset by the elimination of costs at the two terminated facilities discussed above (approximately $1.1 million).

Costs of operations, as a percent of total revenues, decreased from approximately 81.4% for the year ended June 30, 1998, to approximately 81.1% for the year ended June 30, 1999. The percentage decrease was due primarily to reduced costs in service supplies, equipment maintenance, and equipment lease and depreciation costs as a result of the Company negotiating favorable supply contracts and upgrading its existing diagnostic imaging equipment.
The decrease was offset by higher salaries and benefits and marketing costs.

PROVISION FOR SUPPLEMENTAL SERVICE FEE TERMINATION: As part of the Recapitalization discussed above, the Company issued to GE 7,000 shares of Series C Preferred Stock to terminate GE's rights to receive supplemental service fee payments equal to 14% of the Company's pretax income. The Series C Preferred Stock was valued at $7.0 million and, during the year ended June 30, 1998, the Company recorded a one-time provision of approximately $6.3 million, net of amounts previously accrued, for the Preferred Stock issuance.

PROVISION FOR REORGANIZATION AND OTHER COSTS: In the fourth quarter of fiscal 1999, the Company recorded a one-time provision for reorganization and other costs of $3.3 million, consisting of the following: The Company realigned its corporate and regional organization to improve financial performance and operating efficiencies and recorded a provision with respect to the related employee severances and office closing costs of approximately $1.8 million. Additionally, in connection with its business strategy, the Company evaluated a number of potential acquisitions in the last six months of fiscal 1999, which it did not complete. The Company has recorded a provision of approximately $0.7 million for legal, accounting and consulting costs associated with certain potential acquisitions that the Company determined were no longer consistent with its strategic objectives. Finally, the Company reevaluated its information systems in light of organizational changes and developed a new strategic plan to modify and reimplement its proprietary radiology information system. Accordingly, the Company recorded a provision with respect to related software and other capitalized costs of approximately $0.8 million.

CORPORATE OPERATING EXPENSES: Corporate operating expenses increased approximately 19.3% from approximately $8.8 million for the year ended June 30, 1998, to approximately $10.5 million for the year ended June 30, 1998. This increase was due primarily to (i) increased salaries, benefits and travel costs associated with the Company's acquisition and development activities, (ii) increased occupancy and communication costs, and (iii) additional information systems costs, offset by reduced legal costs. Corporate operating expenses, as a percentage of total revenues, decreased from approximately 7.4% for the year ended June 30, 1998, to approximately 6.5% for the year ended June 30, 1999.

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

PROVISION FOR INCOME TAXES: Provision for income taxes decreased from approximately $0.4 million for the year ended June 30, 1998, to a benefit of approximately $3.2 million for the year ended June 30, 1999. The decrease in provision was due to the Company recording a reduction to the valuation allowance of approximately $3.5 million to recognize anticipated benefits from the utilization of certain net operating loss carryforwards available for use in fiscal 2000.

INCOME PER COMMON AND CONVERTED PREFERRED SHARE: On a diluted basis, net income per common and converted preferred share was $0.65 for the year ended June 30, 1999, compared to net income per common and converted preferred share of $0.06 for the same period in 1998. Excluding the one-time provision for reorganization and other costs and the benefit for income taxes discussed above, net income per common and converted preferred share on a diluted basis for the year ended June 30, 1999 would have been $0.63. Excluding the one-time provision for supplemental service fee termination discussed above, net income per common and converted preferred share on a diluted basis for the year ended June 30, 1998 would have been $0.83. The decrease in net income per common and converted preferred share before such provisions and benefit was the result of (i) the additional shares outstanding as a result of the Recapitalization discussed above, (ii) increased interest expense, and (iii) a decrease in earnings from unconsolidated partnerships as a result of the installation of new diagnostic imaging equipment, offset by increased income from company operations.

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

STATE OF READINESS: The Company started to formulate a plan to address the Year 2000 Issue in late 1995. The Company's primary focus was on its own internal information technology systems, including all types of systems in use by the Company in its operations, marketing, finance and human resources departments, and to deal with the most critical systems first. The Company developed a Year 2000 Plan to address all of its Year 2000 Issues. The Company gave its Executive Vice President and Chief Information Officer specific responsibility for managing its Year 2000 Plan and a Year 2000 Committee was established to assist in developing and implementing the Year 2000 Plan. As of August 15, 2000, the Company had not experienced and does not expect to experience any material disruptions to its operations due to Year 2000 Issues; however, no assurance can be given that the Company has assessed, identified or corrected all Year 2000 Issues that may arise in the coming months.

The Company completed, prior to December 31, 1999, assessment, renovation, testing and implementation of all of its internal information technology systems, embedded microprocessors in its other equipment, facilities and corporate and regional offices, and its diagnostic imaging equipment.

The Company also completed, prior to December 31, 1999, its assessment of the potential Year 2000 problems with the information systems of its payors, customers, business partners, landlords and vendors. As part of the Company's Year 2000 Plan, it requested readiness statements from any third parties whose non-compliance could materially adversely affect the Company. As of August 15, 2000, the Company had not experienced any Year 2000 Issues with its payors, customers, business partners, landlords, vendors and third parties.

PRIOR COST ESTIMATES TO ADDRESS YEAR 2000 ISSUES: The Company originally estimated the cost of assessment, renovation, testing and implementation would range from approximately $500,000 to $800,000, primarily related to capital expenditures for the replacement of diagnostic imaging equipment. As of August 15, 2000, the Company had incurred less than $650,000 in costs relating to consultants, additional personnel, programming, new software and hardware, software upgrades, travel expenses and the replacement of a piece of non-compliant diagnostic imaging equipment at a Center (approximately $470,000), which was scheduled for replacement in fiscal 2001. The Company's costs may increase if additional Year 2000 Issues arise in the future.

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

At June 30, 2000, the Company had long-term debt of approximately $89.1 million which has floating rate terms. The Company also had outstanding an interest rate swap, converting $37.5 million of its floating rate debt to fixed rate debt. Since the majority of the Company's debt has historically been fixed-rate debt, the impact of the interest rate swap has not been material on the Company's weighted average interest rate.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                   Index to Consolidated Financial Statements
                for the Years Ended June 30, 2000, 1999 and 1998

                                                                                 PAGE NUMBER
                                                                                 -----------
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                              25

CONSOLIDATED BALANCE SHEETS                                                           26

CONSOLIDATED STATEMENTS OF INCOME                                                     27

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                                       28

CONSOLIDATED STATEMENTS OF CASH FLOWS                                                 29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                         30-50

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                              58

SCHEDULE IX - VALUATION AND QUALIFYING ACCOUNTS                                       59

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To InSight Health Services Corp.:

We have audited the accompanying consolidated balance sheets of InSight Health Services Corp. (a Delaware corporation) and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended June 30, 2000, 1999, and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InSight Health Services Corp. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for the years ended June 30, 2000, 1999, and 1998, in conformity with accounting principles generally accepted in the United States.


/s/ ARTHUR ANDERSEN LLP


Orange County, California
September 1, 2000

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                        AS OF JUNE 30, 2000 AND 1999
            (Amounts in thousands, except share and per share data)

                                                                                             2000              1999
                                                                                         -----------       -----------
                                       ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                           $   27,133        $   14,294
     Trade accounts receivables, net                                                         40,598            35,987
     Other current assets                                                                     5,811             3,952
     Deferred income taxes                                                                    3,350             3,350
                                                                                         ----------        ----------
       Total current assets                                                                  76,892            57,583
                                                                                         ----------        ----------

PROPERTY AND EQUIPMENT, net                                                                 148,469            90,671
INVESTMENTS IN PARTNERSHIPS                                                                   1,782             1,415
OTHER ASSETS                                                                                  7,799             8,308
INTANGIBLE ASSETS, net                                                                       93,930            80,327
                                                                                         ----------        ----------
                                                                                         $  328,872        $  238,304
                                                                                         ==========        ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of equipment and other notes                                        $   18,813        $   10,580
     Current portion of capital lease obligations                                            10,652             1,863
     Accounts payable and other accrued expenses                                             26,613            20,489
                                                                                         ----------        ----------
       Total current liabilities                                                             56,078            32,932
                                                                                         ----------        ----------

LONG-TERM LIABILITIES:
     Equipment and other notes, less current portion                                        172,379           153,986
     Capital lease obligations, less current portion                                         46,388             6,201
     Other long-term liabilities                                                              2,540             1,079
                                                                                         ----------        ----------
       Total long-term liabilities                                                          221,307           161,266
                                                                                         ----------        ----------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 3,500,000 shares authorized:
       Convertible Series B preferred stock, 25,000 shares outstanding at
          June 30, 2000 and 1999, with a liquidation preference
          of $25,000 as of June 30, 2000                                                     23,923            23,923
       Convertible Series C preferred stock, 27,953 shares outstanding at
          June 30, 2000 and 1999, with a liquidation preference
          of $27,953 as of June 30, 2000                                                     13,173            13,173
     Common stock, $.001 par value, 25,000,000 shares authorized,
          2,979,293 and 2,879,071 shares outstanding at June 30, 2000 and 1999,
          respectively                                                                            3                 3
     Additional paid-in capital                                                              23,743            23,551
     Accumulated deficit                                                                     (9,355)          (16,544)
                                                                                         ----------        ----------
       Total stockholders' equity                                                            51,487            44,106
                                                                                         ----------        ----------
                                                                                         $  328,872        $  238,304
                                                                                         ==========        ==========

The accompanying notes are an integral part of these consolidated balance sheets.

                INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998
           (Amounts in thousands, except share and per share data)

                                                                         2000              1999              1998
                                                                      ------------     ------------      -----------
REVENUES:
     Contract services                                                 $  100,135       $   85,491        $   55,661
     Patient services                                                      86,838           73,565            59,669
     Other                                                                  1,601            2,936             3,688
                                                                       ----------       ----------        ----------
       Total revenues                                                     188,574          161,992           119,018
                                                                       ----------       ----------        ----------

COSTS OF OPERATIONS:
     Costs of services                                                    101,323           85,317            62,378
     Provision for doubtful accounts                                        2,907            2,618             1,871
     Equipment leases                                                      13,569           18,522            17,023
     Depreciation and amortization                                         33,630           24,886            15,615
                                                                       ----------       ----------        ----------
       Total costs of operations                                          151,429          131,343            96,887
                                                                       ----------       ----------        ----------

       Gross profit                                                        37,145           30,649            22,131

CORPORATE OPERATING EXPENSES                                               10,946           10,475             8,759

PROVISION FOR SUPPLEMENTAL SERVICE FEE TERMINATION                              -                -             6,309

PROVISION FOR REORGANIZATION AND OTHER COSTS                                    -            3,300                 -
                                                                       ----------       ----------        ----------

       Income from company operations                                      26,199           16,874             7,063

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS                             817              548               707
                                                                       ----------       ----------        ----------

       Operating income                                                    27,016           17,422             7,770

INTEREST EXPENSE, net                                                      18,696           14,500             6,827
                                                                       ----------       ----------        ----------

       Income before income taxes                                           8,320            2,922               943

PROVISION (BENEFIT) FOR INCOME TAXES                                        1,131           (3,190)              431
                                                                       ----------       ----------        ----------

       Net income                                                      $    7,189       $    6,112        $      512
                                                                       ==========       ==========        ==========
INCOME PER COMMON AND CONVERTED PREFERRED SHARE:

       Basic                                                           $     0.78       $     0.67        $     0.06
                                                                       ==========       ==========        ==========
       Diluted                                                         $     0.76       $     0.65        $     0.06
                                                                       ==========       ==========        ==========

WEIGHTED AVERAGE NUMBER OF COMMON AND CONVERTED
     PREFERRED SHARES OUTSTANDING:

       Basic                                                            9,257,658        9,158,041         7,964,238
                                                                       ==========       ==========        ==========
       Diluted                                                          9,397,908        9,375,531         8,271,298
                                                                       ==========       ==========        ==========

       The accompanying notes are an integral part of these consolidated financial statements.

                        INSIGHT HEALTH SERVICES CORP.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                 (Amounts in thousands, except share data)

                                                                              Preferred Stock
                                             -------------------------------------------------------------------------------
                                                        Series A                  Series B                  Series C
                                             ---------------------------   ------------------------   ----------------------
                                                Shares          Amount       Shares       Amount       Shares       Amount
                                             -------------    ----------   ----------    ----------   ---------   ----------
BALANCE AT JUNE 30, 1997                        2,501,760      $  6,750            -      $      -           -     $      -

Stock options and  warrants exercised                   -             -            -             -           -            -

Sale of Series B preferred stock                        -             -       25,000        23,923           -            -

Exchange of Series A for Series C
  preferred stock                              (2,501,760)       (6,750)           -             -      20,953        6,173

Supplemental service fee termination                    -             -            -             -       7,000        7,000

Adjustment for fractional shares
  on MHC and IHC exchange                               -             -            -             -      (1,007)         -

Net income                                              -             -            -             -           -            -
                                             ------------     ---------    ---------     ---------    --------    ---------
BALANCE AT JUNE 30, 1998                                -             -       25,000        23,923      27,953       13,173

Stock options exercised                                 -             -            -             -           -            -

Common stock issued                                     -             -            -             -           -            -

Net income                                              -             -            -             -           -            -
                                             ------------     ---------    ---------     ---------    --------    ---------
BALANCE AT JUNE 30, 1999                                -             -       25,000        23,923      27,953       13,173

Stock options and  warrants exercised                   -             -            -             -           -            -

Net income                                              -             -            -             -           -            -
                                             ------------     ---------    ---------     ---------    --------    ---------
BALANCE AT JUNE 30, 2000                                -      $      -       25,000      $ 23,923      27,953     $ 13,173
                                             ============     =========    =========     =========    ========    =========

                                                             Common Stock           Additional
                                                    ---------------------------      Paid-In        Accumulated
                                                       Shares           Amount       Capital          Deficit          Total
                                                    -------------     ---------    ------------     -----------     -----------
BALANCE AT JUNE 30, 1997                               2,714,725       $     3      $   23,100       $ (23,168)      $   6,685

Stock options and  warrants exercised                    110,372             -             315               -             315

Sale of Series B preferred stock                               -             -               -               -          23,923

Exchange of Series A for Series C
  preferred stock                                              -             -               -               -            (577)

Supplemental service fee termination                           -             -               -               -           7,000

Adjustment for fractional shares
  on MHC and IHC exchange                                      -             -               -               -               -

Net income                                                     -             -               -             512             512
                                                    ------------      --------     -----------      ----------      ----------
BALANCE AT JUNE 30, 1998                               2,824,090             3          23,415         (22,656)         37,858

Stock options exercised                                   52,596             -             115               -             115

Common stock issued                                        2,385             -              21               -              21

Net income                                                     -             -               -           6,112           6,112
                                                    ------------      --------     -----------      ----------      ----------
BALANCE AT JUNE 30, 1999                               2,879,071             3          23,551         (16,544)         44,106

Stock options and  warrants exercised                    100,222             -             192               -             192

Net income                                                     -             -               -           7,189           7,189
                                                    ------------      --------     -----------      ----------      ----------
BALANCE AT JUNE 30, 2000                               2,979,293       $     3      $   23,743       $  (9,355)      $  51,487
                                                    ============      ========     ===========      ==========      ==========


       The accompanying notes are an integral part of these consolidated financial statements

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                             (Amounts in thousands)


                                                                                       2000          1999           1998
                                                                                   ----------     ----------     ----------
OPERATING ACTIVITIES:
         Net income                                                                 $   7,189      $   6,112      $     512
         Adjustments to reconcile net income to net cash provided
           by operating activities:
           Depreciation and amortization                                               33,630         24,887         15,749
           Amortization of deferred gain on debt restructure                               --            (75)        (1,384)
           Provision for supplemental service fee termination                              --             --          6,309
         Cash provided by (used in) changes in operating assets and liabilites:
           Trade accounts receivables                                                  (4,611)        (8,324)        (5,853)
           Other current assets                                                        (1,803)        (4,106)          (316)
           Accounts payable and other accrued expenses                                  6,119         (7,602)         3,199
                                                                                    ---------      ---------      ---------
              Net cash provided by operating  activities                               40,524         10,892         18,216
                                                                                    ---------      ---------      ---------

    INVESTING ACTIVITIES:
         Cash acquired in acquisitions                                                     --            850          4,174
         Acquisition of Centers, Fixed and Mobile Facilities                          (25,346)       (28,046)       (56,720)
         Additions to property and equipment                                          (23,170)       (18,440)       (23,644)
         Other                                                                           (554)        (1,565)        (1,978)
                                                                                    ---------      ---------      ---------
              Net cash used in investing activities                                   (49,070)       (47,201)       (78,168)
                                                                                    ---------      ---------      ---------

    FINANCING ACTIVITIES:
         Proceeds from issuance of preferred stock                                         --             --         23,346
         Proceeds from stock options and warrants exercised                               192            115            315
         Proceeds from issuance of common stock                                            --             21             --
         Payment of loan financing costs                                                   --             --         (6,483)
         Principal payments of debt and capital lease obligations                     (25,468)       (17,495)      (150,928)
         Proceeds from issuance of debt                                                45,200         23,820        231,480
         Other                                                                          1,461           (598)            78
                                                                                    ---------      ---------      ---------
              Net cash provided by financing activities                                21,385          5,863         97,808
                                                                                    ---------      ---------      ---------

    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:                                  12,839        (30,446)        37,856
         Cash, beginning of year                                                       14,294         44,740          6,884
                                                                                    ---------      ---------      ---------
         Cash, end of year                                                          $  27,133      $  14,294      $  44,740
                                                                                    =========      =========      =========

    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Interest paid                                                              $  18,086      $  14,923      $   7,048
         Income taxes paid                                                                452             71            170
         Equipment additions under capital leases                                      55,290          1,507          7,517

        The accompanying notes are an integral part of these consolidated financial statements.

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a.  NATURE OF BUSINESS

      The Company was incorporated in Delaware in February 1996. The
      Company's predecessors, InSight Health Corp. (formerly American Health Services Corp.) (IHC), and Maxum Health Corp. (MHC), became wholly owned subsidiaries of the Company on June 26, 1996, pursuant to an Agreement and Plan of Merger among the Company, IHC and MHC (the Merger).

      The Company provides diagnostic imaging, treatment and related management services in 30 states throughout the United States. InSight's services are provided through a network of 77 mobile magnetic resonance imaging (MRI) facilities (Mobile Facilities), 42 fixed-site MRI facilities (Fixed Facilities), 26 multi-modality imaging centers (Centers), four mobile lithotripsy facilities, one Leksell Stereotactic Gamma Knife treatment center, one positron emission therapy (PET) Fixed Facility, and one radiation oncology center. An additional radiation oncology center is operated by the Company as part of one of its Centers. The Company's operations are located throughout the United States, with a substantial presence in California, Texas, New England, the Carolinas and the Midwest (Illinois, Indiana and Ohio).

      At its Centers, the Company offers other services in addition to MRI including computed tomography (CT), diagnostic and fluoroscopic x-ray, mammography, diagnostic ultrasound, nuclear medicine, bone densitometry, nuclear cardiology, and cardiovascular services. The Company offers additional services through a variety of arrangements including equipment rental, technologist services, marketing, radiology management services, and billing and collection services.

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

      c.  USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

      e.  CASH EQUIVALENTS

      Cash equivalents are generally composed of liquid investments with original maturities of three months or less, such as certificates of deposit and commercial paper.

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

      i.  INCOME PER COMMON AND CONVERTED PREFERRED SHARE

      The Company reports basic and diluted earnings per share (EPS) for common and converted preferred stock. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock.

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

      The Company adopted SFAS No. 130, "Reporting Comprehensive Income," in 1999. This standard requires that all items that meet the definition of components of comprehensive income be reported in a separate financial statement for the period in which they are recognized. Components of comprehensive income include revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but excluded from net income. There are no differences between the Company's net income, as reported, and comprehensive income, as defined, for the periods presented.

      In fiscal 2001, the Company will be required to adopt SFAS No. 133, "Accounting for Derivatives, Instruments and Hedging Activities," as deferred and amended by SFAS No. 137. The Company believes the adoption of this standard will not have a material impact on the Company's financial condition or results of operations.

      l.  RECLASSIFICATIONS

      Reclassifications have been made to certain 1999 and 1998 amounts to conform to the 2000 presentation.


2.   TRADE ACCOUNTS RECEIVABLES

Trade accounts receivables, net are comprised of the following (amounts in thousands):

                                                                                              June 30,
                                                                                   ------------------------------
                                                                                       2000              1999
                                                                                   ------------      ------------
Trade accounts receivables                                                          $   70,907        $   60,785
Less:  Allowances for doubtful accounts and contractual adjustments                     22,291            17,822
       Allowances for professional fees                                                  8,018             6,976
                                                                                    ----------        ----------
Trade accounts receivables, net                                                     $   40,598        $   35,987
                                                                                    ==========        ==========

The allowance for doubtful accounts and contractual adjustments include management's estimate of the amounts expected to be written off on specific accounts and for write-offs on other unidentified accounts included in accounts receivables. In estimating the write-offs and adjustments on specific accounts, management relies on a combination of in-house analysis and a review of contractual payment rates from private health insurance programs or under the federal Medicare program. In estimating the allowance for unidentified write-offs and adjustments, management relies on historical experience. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the allowance for doubtful accounts and contractual adjustments in the financial statements at June 30, 2000.

The Company reserves a contractually agreed upon percentage at several of its Centers and Fixed Facilities, averaging 20 percent of the accounts receivables balance from patients, for payments to radiologists for interpreting the results of the diagnostic imaging procedures. Payments to radiologists are only due when amounts are received. At that time, the balance is transferred from the allowance account to a professional fees payable account.

3.   PROPERTY AND EQUIPMENT

Property and equipment, net are stated at cost and are comprised of the following (amounts in thousands):

                                                                                            June 30,
                                                                                ------------------------------
                                                                                   2000             1999
                                                                                ------------       -----------
Vehicles                                                                          $    2,426        $   2,015
Land, building and leasehold improvements                                             24,265           18,003
Computer and office equipment                                                         19,192           16,496
Diagnostic and related equipment                                                     107,639           91,743
Equipment and vehicles under capital leases                                           57,752            6,025
                                                                                  ----------        ---------
                                                                                     211,274          134,282
Less: Accumulated depreciation and amortization                                       62,805           43,611
                                                                                  ----------        ---------
Property and equipment, net                                                       $  148,469        $  90,671
                                                                                  ==========        =========

4.   INTANGIBLE ASSETS

Intangible assets consist of the following (amounts in thousands):

                                                                                            June 30,
                                                                                ------------------------------
                                                                                    2000              1999
                                                                                ------------       -----------
Intangible assets                                                                 $  108,014        $  89,714
Less:  Accumulated amortization                                                       14,084            9,387
                                                                                  ----------        ---------
                                                                                  $   93,930        $  80,327
                                                                                  ==========        =========

Net intangible assets:
Goodwill                                                                          $   92,980        $  79,163
Other                                                                                    950            1,164
                                                                                  ----------        ---------
                                                                                    $ 93,930        $  80,327
                                                                                  ==========        =========

Amortization of intangible assets was approximately $5.3 million, $4.7 million, and $2.8 million for the years ended June 30, 2000, 1999 and 1998, respectively.

In 1998, the Company completed four acquisitions as follows: a Center in Columbus, Ohio; a Center in Murfreesboro, Tennessee; a Fixed Facility in Redwood City, California; and a Center in Las Vegas, Nevada. In connection with the purchase of the Center in Columbus, Ohio, the Company also acquired a majority ownership interest in a new Center in Dublin, Ohio. All transactions included the purchase of assets and assumption of certain equipment related liabilities. The aggregate purchase price for these acquisitions was approximately $18.4 million. Additionally, in 1998, the Company acquired all of the capital stock of Signal Medical Services, Inc. (Signal), through the merger of Signal into a wholly owned subsidiary of the Company. The purchase price was approximately $45.7 million. The Signal assets primarily consisted of Mobile Facilities in the Northeastern and Southeastern United States.

In 1999, the Company completed two acquisitions as follows: a 70% interest in a partnership which owns four Centers and two Fixed Facilities in Buffalo, New York; and a 100% interest in three Centers and two Fixed Facilities in Phoenix, Arizona. The aggregate purchase price for these two acquisitions was approximately $16.9 million, subject to certain earn-out provisions relating to the Buffalo, New York acquisition.

In 2000, the Company completed two acquisitions as follows: two Fixed Facilities in Indianapolis and Clarksville, Indiana, respectively; and a 90% interest in a partnership which owns a Center in Wilkes-Barre, Pennsylvania. The aggregate purchase price for these two acquisitions was approximately $24.5 million.

A summary of the allocation of the purchase price for the Company's acquisitions in 2000 is comprised of the following (amounts in thousands):

Total purchase price                                                     $   24,497
Estimated fair market value of net assets acquired                            6,263
                                                                         ----------
Goodwill                                                                 $   18,234
                                                                         ==========

5.   ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses are comprised of the following (amounts in thousands):

                                                                                        June 30,
                                                                                 -----------------------
                                                                                    2000        1999
                                                                                 ----------- -----------
    Accounts payable                                                              $     133   $   3,711
    Accrued equipment related costs                                                   8,526       1,748
    Accrued payroll and related costs                                                 4,519       6,048
    Other accrued expenses                                                           13,435       8,982
                                                                                  ---------   ---------
                                                                                  $  26,613   $  20,489
                                                                                  =========   =========

6.   EQUIPMENT AND OTHER NOTES PAYABLE

Equipment and other notes payable are comprised of the following (amounts in thousands):

                                                                                                    June 30,
                                                                                          ---------------------------
                                                                                               2000           1999
                                                                                          ------------   ------------
Unsecured senior subordinated notes payable (Notes), bearing interest at 9.625 percent,
     interest payable semi-annually, principal due in June 2008                            $  100,000     $  100,000

Notes payable to bank (Bank Financing), bearing interest at LIBOR plus 1.75 percent (6.78 percent at June 30, 2000), principal and interest payable quarterly, maturing in June 2004. The notes are secured by substantially
     all of the Company's assets                                                               89,055         61,800

Notes payable to General Electric Company (GE), bearing interest at rates which range from 8.60 percent to 8.75 percent, maturing at various dates through
     May 2005. The notes are primarily secured by certain buildings and
     diagnostic equipment                                                                       1,587          1,934

Notes payable to banks and third parties bearing interest rates which range from
     8.13 percent to 10.13 percent, maturing at various dates through June 2002
     The notes are primarily secured by certain buildings and diagnostic
     equipment                                                                                    550            832
                                                                                           ----------     ----------
Total equipment and other notes payable                                                       191,192        164,566
Less: Current portion                                                                          18,813         10,580
                                                                                           ----------     ----------
Long-term equipment and other notes payable                                                $  172,379     $  153,986
                                                                                           ==========     ==========

Scheduled maturities of equipment and other notes payable at June 30, 2000, are as follows (amounts in thousands):

                         2001                              $   18,813
                         2002                                  21,253
                         2003                                  24,132
                         2004                                  26,379
                         2005                                     185
                         Thereafter                           100,430
                                                           ----------
                                                           $  191,192
                                                           ===========

As part of the Bank Financing, the Company has a $25 million revolving working capital facility, which expires in June 2003. Additionally, the Company had a $75 million acquisition facility, the availability of which expired on June 12, 2000. The Company is also required to pay an unused facility fee of 0.375% on unborrowed amounts under the working capital facility. There were no borrowings under the working capital facility as of June 30, 2000.

The credit agreement related to the Bank Financing and the indenture related to the Notes contain limitations on additional borrowings, capital expenditures, dividend payments and certain financial covenants. As of June 30, 2000, the Company was in compliance with these covenants.

During 1998, the Company entered into an interest rate swap agreement with a bank to hedge against the effects of increases in the interest rates associated with the Company's floating rate debt. The swap agreement initially had a notional amount of $40.0 million and expires in 2001, or 2004 at the option of the bank. The fair value of the interest rate swap is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates at the reporting date, and the current creditworthiness of the swap counter-parties.

At June 30, 2000, the estimated fair market value of the interest rate swap, and the effective fixed interest rate due on the remaining notional amount is as follows (amounts in thousands):

                                Effective
                                 Maximum
       Notional                 Interest                 Fair Market
        Amount                    Rate                      Value
        ------                    ----                      -----
      $  37,500                   7.47%                   $    318

7.   LEASE OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The Company is leasing diagnostic equipment, certain other equipment and its office facilities under various capital and operating leases. Future minimum scheduled rental payments required under these noncancelable leases at June 30, 2000 are as follows (amounts in thousands):

                                                                Capital          Operating
                                                              ------------      ------------
     2001                                                      $   15,376        $   10,966
     2002                                                          14,823             8,762
     2003                                                          14,533             6,429
     2004                                                          12,913             4,041
     2005                                                           9,137             3,194
     Thereafter                                                     3,913             7,465
                                                               ----------        ----------
Total minimum lease payments                                       70,695        $   40,857
                                                                                 ==========
Less:  Amounts representing interest                               13,655
                                                               ----------
Present value of capital lease obligations                         57,040
Less:  Current portion                                             10,652
                                                               ----------
Long-term capital lease obligations                            $   46,388
                                                               ==========

As of June 30, 2000, certain equipment leased by the Company is subject to contingent rental adjustments dependent on certain operational factors. The Company's future operating and capital lease obligations to GE were approximately $21.3 million and $57.0 million, respectively.

Rental expense for diagnostic equipment and other equipment for the years ended June 30, 2000, 1999, and 1998 was $13.6 million, $18.5 million, and $17.0 million, respectively. These amounts include contingent rental expense of $0.1 million for the year ended June 30, 1998. No contingent rental expense was paid for the years ended June 30, 2000 and 1999, respectively.

The Company occupies facilities under lease agreements expiring through April 2014. Rental expense for these facilities for the years ended June 30, 2000, 1999, and 1998 was $5.1 million, $3.7 million, $2.8 million, respectively.

The Company is engaged from time to time in the defense of lawsuits arising out of the ordinary course and conduct of its business and has insurance policies covering such potential insurable losses where such coverage is cost-effective. Management believes that the outcome of any such lawsuits will not have a material adverse impact on the Company's business, financial condition and results of operations.

8.   CAPITAL STOCK

PREFERRED STOCK: On October 14, 1997, the Company consummated a recapitalization (Recapitalization) pursuant to which (a) certain investors affiliated with TC Group, LLC and its affiliates (collectively, Carlyle), a private merchant bank headquartered in Washington, D.C., made a cash investment of $25 million in the Company and received therefor (i) 25,000 shares of newly issued convertible preferred stock, Series B of the Company, par value $0.001 per share (Series B Preferred Stock), initially convertible, at the option of the holders thereof, in the aggregate into 2,985,075 shares of common stock, and (ii) warrants (Carlyle Warrants) to purchase up to 250,000 shares of common stock at an exercise price of $10.00 per share; and
(b) GE (i) surrendered its rights under the amended equipment service agreement to receive supplemental service fee payments equal to 14% of pretax income in exchange for (A) the issuance of 7,000 shares of newly issued convertible preferred stock, Series C of the Company, par value $0.001 per share (Series C Preferred Stock) initially convertible, at the option of GE, in the aggregate into 835,821 shares of common stock, for which the Company recorded a non-recurring expense of approximately $6.3 million, and (B) warrants (GE Warrants) to purchase up to 250,000 shares of common stock at an exercise price of $10.00 per share and (ii) exchanged all of its convertible preferred stock, Series A of the Company, for an additional 20,953 shares of Series C Preferred Stock, initially convertible, at the option of GE, in the aggregate into 2,501,760 shares of common stock.

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

WARRANTS: The Company does not have a formal warrant plan. The Board authorizes the issuance of warrants at its discretion. The Board has generally granted warrants in connection with financing transactions. The number of warrants issued and related terms are determined by the Board. All warrants have been issued with an exercise price of at least fair market value of its common stock on the issuance date. There were no warrants granted or exercised for the year ended June 30, 1999. A summary of the status of the Company's warrants at June 30, 2000, 1999 and 1998 and changes during the years is presented below:

                                                                                            Weighted
                                                                                             Average
                                                                             Shares       Exercise Price
                                                                         ---------------  ---------------
Outstanding, June 30, 1997                                                      120,000        $    5.06
     Granted                                                                    605,000             9.32
     Exercised                                                                  (62,817)            4.64
                                                                         ---------------  ---------------
Outstanding, June 30, 1998 and 1999                                             662,183             9.00
     Granted                                                                     15,000             6.00
     Exercised                                                                  (35,000)            5.50
                                                                         ---------------  ---------------
Outstanding, June 30, 2000                                                      642,183        $    9.12
                                                                         ===============  ===============

Of the 642,183 warrants outstanding at June 30, 2000, the characteristics are as follows:

      Exercise Price        Weighted Average           Warrants      Total Warrants         Remaining Contractual
          Range              Exercise Price          Exercisable       Outstanding                  Life
     -----------------    ----------------------    ---------------  ----------------      ------------------------
     $4.56 - $6.00                $5.01                  93,433            97,183                    4.83 years
     $7.25 - $10.00               $9.85                 539,583           545,000                    4.81 years
                                                        --------          -------
                                                        633,016           642,183
                                                        ========          =======

STOCK OPTIONS: The Company has five stock option plans, which provide for the granting of incentive and nonstatutory stock options to key employees and non-employee directors. Incentive stock options must have an exercise price of at least the fair market value of its common stock on the grant date. Options become vested cumulatively over various periods up to seven years from the grant date, are exercisable in whole or in installments, and expire five or ten years from the grant date. In addition, two wholly owned subsidiaries of the Company have four stock option plans, which provided for the granting of incentive or nonstatutory stock options to key employees and non-employee directors. No shares are available for future grants under these plans.

As of June 30, 2000, the Company has 636,058 shares available for issuance under its plans. A summary of the status of the Company's stock option plans at June 30, 2000, 1999, 1998 and changes during the years is presented below:

                                                                           Weighted
                                                                           Average
                                                           Shares       Exercise Price
                                                       ---------------  ---------------
Outstanding, June 30, 1997                                    573,433        $    3.98
     Granted                                                  975,000             8.59
     Exercised                                                (47,555)            0.48
     Forfeited                                                (17,500)            4.67
                                                       ---------------  ---------------
Outstanding, June 30, 1998                                  1,483,378             7.15
     Granted                                                  265,000             8.46
     Exercised                                                (59,800)            1.92
     Forfeited                                               (136,500)            7.28
                                                       ---------------  ---------------
Outstanding, June 30, 1999                                  1,552,078             7.56
     Granted                                                  190,000             8.15
     Exercised                                                (92,970)            2.07
     Forfeited                                               (340,368)            8.08
                                                       ---------------  ---------------
Outstanding, June 30, 2000                                  1,308,740        $    7.90
                                                       ===============  ===============

Exercisable at:

     June 30, 1998                                            336,805        $    3.65
     June 30, 1999                                            558,838        $    6.12
     June 30, 2000                                            751,887        $    7.61


Of the 1,308,740 options outstanding at June 30, 2000, the characteristics are as follows:

      Exercise Price        Weighted Average              Options        Total Options        Remaining Contractual
          Range              Exercise Price             Exercisable       Outstanding                  Life
     -----------------    ----------------------       ---------------  ----------------     -------------------------
     $0.10 - $1.25                $0.59                    98,670            98,670                 3.98 years
     $3.75 - $7.00                $5.56                   271,083           354,750v                6.93 years
     $8.37 - $12.57               $9.53                   357,446           830,632                 6.83 years
    $15.64 - $16.20              $15.78                    24,688            24,688                 1.65 years
                                                       ---------------  ----------------
                                                          751,887         1,308,740
                                                       ===============  ================

As permitted under SFAS No. 123, "Accounting for Stock Based Compensation" the Company accounts for the options and warrants issued in accordance with APB Opinion No. 25, and no compensation cost has been recognized in the financial statements. SFAS No. 123 requires that the Company presents pro forma disclosures of net income as if the Company had recognized compensation expense equal to the fair value of options granted, as determined at the date of grant, The Company's net income and earnings per share would have reflected the following pro forma amounts (amounts in thousands, except per share data):

                                                                                        Years Ended June 30,
                                                                          --------------------------------------------------
                                                                               2000              1999             1998
                                                                          ---------------   ---------------  ---------------
Net income (loss):                As Reported                                $ 7,189           $ 6,112            $ 512
                                  Pro Forma                                    5,469             4,446             (506)
Diluted EPS:                      As Reported                                   0.76              0.65             0.06
                                  Pro Forma                                     0.58              0.47            (0.06)

The fair value of each option grant and warrant issued is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions used for the grants and issuances in the fiscal years ended June 30, 2000, 1999 and 1998, respectively:

                                                                                         Years Ended June 30,
                                                                          ---------------------------------------------------
                                Assumptions                                    2000              1999              1998
     ------------------------------------------------------------------   ---------------   ---------------   ---------------
     Risk-free interest rate                                                  6.22%             5.08%             5.93%
     Volatility                                                              71.23%            64.90%            79.46%
     Expected dividend yield                                                  0.00%             0.00%             0.00%
     Estimated contractual life                                               9.38 years        9.35 years        6.51 years

9.   PROVISION FOR REORGANIZATION AND OTHER COSTS

In fiscal 1999, the Company recorded a one-time provision for reorganization and other costs of $3.3 million, consisting of the following: The Company realigned its corporate and regional organization to improve financial performance and operating efficiencies and recorded a provision with respect to the related employee severances and office closing costs of approximately $1.8 million. Additionally, in connection with its business strategy, the Company evaluated a number of potential acquisitions in the last six months of fiscal 1999 which it did not complete. The Company recorded a provision of approximately $0.7 million for legal, accounting and consulting costs associated with certain potential acquisitions that the Company determined were no longer consistent with its strategic objectives. Finally, the Company reevaluated its information systems in light of organizational changes and developed a new strategic plan to modify and reimplement its proprietary radiology information system. Accordingly, the Company recorded a provision with respect to related software and other capitalized costs of approximately $0.8 million.

10.  INCOME TAXES

The provision (benefit) for income taxes for the years ended June 30, 2000, 1999 and 1998 was computed using effective tax rates calculated as follows:

                                                                                           Years Ended June 30,
                                                                           -----------------------------------------------------
                                                                              2000               1999              1998
                                                                           ------------      -------------      ------------
Federal statutory tax rate                                                     34.0 %             34.0 %            34.0 %
State income taxes, net of
     federal benefit                                                            6.0                6.0               1.2
Permanent items, including goodwill,
     non-deductible merger costs                                                3.7               12.3              79.4
Change in valuation allowance
                                                                              (30.1)            (161.5)            (68.9)
                                                                           ------------      -------------      ------------
Net effective tax rate                                                         13.6 %           (109.2)%            45.7 %
                                                                           ============      =============      ============

The provision (benefit) for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statements and tax bases of assets and liabilities. The provision (benefit) for income taxes for the years ended June 30, 2000, 1999, and 1998 consisted of the following (amounts in thousands):

                                                                                         Years Ended June 30,
                                                                           --------------------------------------------------
                                                                                2000             1999              1998
                                                                           ---------------  ---------------   ---------------
Current provision:
     Federal                                                                   $     548         $     60         $   1,044
     State                                                                           283              100                36
                                                                           ---------------  ---------------   ---------------
                                                                                     831              160             1,080
                                                                           ---------------  ---------------   ---------------
Deferred taxes arising from temporary differences:
     State income taxes                                                             (186)            (144)              (23)
     Accrued expenses                                                                769             (706)              448
     Deferred gain on debt restructure                                                 -                -              (519)
     Reserves                                                                     (1,110)            (958)              182
     Depreciation and amortization                                                 1,004            1,383              (802)
     Utilization of net operating losses                                              75              346                 -
     Net operating losses reduced due to prior ownership changes                   5,111                -                 -
     Change in valuation allowance reducing goodwill                                 400            1,300                 -
     Change in valuation allowance                                                (5,795)          (4,691)                -
     Other                                                                            32              120                65
                                                                           ---------------  ---------------   ---------------
                                                                                     300           (3,350)             (649)
                                                                           ---------------  ---------------   ---------------
Total provision (benefit)                                                      $   1,131         $ (3,190)        $     431
                                                                           ===============  ===============   ===============

The components of the Company's net deferred tax asset as of June 30, 2000 and 1999, respectively, which arise due to timing differences between financial and tax reporting and net operating loss (NOL) carryforwards are as follows (amounts in thousands):

                                                                                                      June 30,
                                                                                           --------------------------------
                                                                                                2000             1999
                                                                                           ---------------  ---------------
Reserves                                                                                        $   3,964        $   2,854
Accrued expenses (not currently deductible)                                                         1,016            1,785
Depreciation and amortization                                                                      (3,328)          (2,324)
Other                                                                                                (545)            (699)
NOL carryforwards                                                                                  10,620           15,806
Valuation allowances                                                                               (7,727)         (13,522)
                                                                                           ---------------  ---------------
                                                                                                $   4,000        $   3,900
                                                                                           ===============  ===============

As of June 30, 2000, the Company had NOL carryforwards of approximately $31.0 million, expiring in 2004 through 2018. The NOLs and related deferred tax components have been reduced to reflect limitations from prior changes in ownership. A valuation allowance is provided against the net deferred tax asset when it is more likely than not that the net deferred tax asset will not be realized. The Company has established a valuation allowance against a component of the deferred tax asset, as, in management's best estimate, it is not likely to be realized in the near term. Approximately $0.4 million and $1.3 million in 2000 and 1999, respectviely, of the change in valuation allowance relates to the Merger and has been recorded as a reduction to goodwill.

11.  RETIREMENT SAVINGS PLANS

The Company has a 401(k) profit sharing plan (Company Plan), which is available to all eligible employees, pursuant to which the Company may match a percentage of employee contributions to the Company Plan. Company contributions of approximately $0.7 million, $0.6 million, and $0.4 million were made for the years ended June 30, 2000, 1999, and 1998, respectively.

12.  INVESTMENTS IN AND TRANSACTIONS WITH PARTNERSHIPS

The Company has direct ownership in four Partnerships at June 30, 2000, two of which operate Fixed Facilities and two of which operate Centers. The Company owns between 25 percent and 44 percent of these Partnerships, serves as the managing general partner and provides certain management services under agreements expiring in 2010. These Partnerships are accounted for under the equity method since the Company does not exercise significant control over the operations of these Partnerships or does not have primary responsibility for the Partnerships' long-term debt. Set forth below is certain financial data of these Partnerships (amounts in thousands):

                                                                                   June 30,
                                                                       ---------------------------------
                                                                            2000              1999
                                                                       ----------------  ---------------
Combined Financial Position:
Current assets:
     Cash                                                                    $   1,098        $     685
     Trade accounts receivables, less allowances                                 1,840            1,508
     Other                                                                         107               95
Property and equipment, net                                                      6,957            2,989
Intangible assets, net                                                             613              583
                                                                       ----------------  ---------------
Total assets                                                                    10,615            5,860
Current liabilities                                                             (1,455)            (917)
Due to the Company                                                              (1,194)            (131)
Long-term liabilities                                                           (3,877)          (1,751)
                                                                       ----------------  ---------------
Net assets                                                                   $   4,089        $   3,061
                                                                       ================  ===============

Set forth below are the combined operating results of the Partnerships and the Company's equity in earnings of the Partnerships (amounts in thousands):

                                                                                      Years Ended June 30,
                                                                       ---------------------------------------------------
                                                                            2000              1999              1998
                                                                       ----------------  ---------------   ---------------
Operating Results:
Net revenues                                                                 $   7,493        $   5,673         $   5,723
Expenses                                                                         5,717            4,334             4,058
                                                                       ----------------  ---------------   ---------------
Net income                                                                   $   1,776        $   1,339         $   1,665
                                                                       ================  ===============   ===============

Equity in earnings of partnerships                                           $     817        $     548         $     707
                                                                       ================  ===============   ===============

The Company has direct ownership in 50 percent of an additional Partnership which operates a Center. Since the Company controls the operations and is primarily responsible for the associated long-term debt, the Partnership has been included in the Company's consolidated financial statements. Set forth below is the summarized combined financial data of the Company's 50 percent controlled entity which is consolidated (amounts in thousands):

                                                                                   June 30,
                                                                       ---------------------------------
                                                                            2000              1999
                                                                       ----------------  ---------------
Condensed Combined Balance Sheet Data:
     Current assets                                                          $   1,490        $   1,494
     Total assets                                                                1,706            1,637
     Current liabilities                                                           623              640
     Minority interest equity                                                      441              515


                                                                                      Years Ended June 30,
                                                                       ---------------------------------------------------
                                                                            2000              1999              1998
                                                                       ----------------  ---------------   ---------------
Condensed Combined Statement of Income Data:
     Net revenues                                                            $   5,484        $   5,551         $   5,875
     Expenses                                                                    3,702            3,973             4,147
     Provision for center profit distribution                                      891              789               864
                                                                       ----------------  ---------------   ---------------
     Net income                                                              $     891        $     789         $     864
                                                                       ================  ===============   ===============

13.  INCOME PER COMMON AND CONVERTED PREFERRED SHARE

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

A reconciliation of basic and diluted share computations is as follows:

                                                                                      Years Ended June 30,
                                                                       ---------------------------------------------------
                                                                            2000              1999              1998
                                                                       ---------------   ---------------   ---------------
Average common stock outstanding                                           2,935,002         2,835,385         2,751,212
Effect of preferred stock                                                  6,322,656         6,322,656         5,213,026
                                                                       ---------------   ---------------   ---------------
Denominator for basic EPS                                                  9,257,658         9,158,041         7,964,238
Dilutive effect of stock options and warrants                                140,250           217,490           307,060
                                                                       ---------------   ---------------   ---------------
                                                                           9,397,908         9,375,531         8,271,298
                                                                       ===============   ===============   ===============

14.  SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The Company's payment obligations under the senior subordinated Notes (Note 6) are guaranteed by certain of the Company's wholly owned subsidiaries (the Guarantor Subsidiaries). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of income, and statements of cash flows information for the Company (Parent Company Only), for the Guarantor Subsidiaries and for the Company's other subsidiaries (the Non-Guarantor Subsidiaries). The supplemental financial information reflects the investments of the Company and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2000


                                                      PARENT
                                                      COMPANY        GUARANTOR      NON-GUARANTOR
                                                       ONLY        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                      -------      ------------     -------------    ------------     ------------
 (Amounts in thousands)
 ASSETS
 Current assets:
    Cash and cash equivalents                        $       -       $   25,497      $      1,636     $         -       $    27,133
    Trade accounts receivables, net                          -           36,071             4,527               -            40,598
    Other current assets                                     -            9,093                68               -             9,161
    Intercompany accounts receivables                  252,571           10,390                 -        (262,961)                -
                                                     ---------       ----------      ------------     ------------      -----------
      Total current assets                             252,571           81,051             6,231        (262,961)           76,892
 Property and equipment, net                                 -          141,242             7,227               -           148,469
 Investments in partnerships                                 -            1,782                 -               -             1,782
 Investments in consolidated subsidiaries              (12,029)           2,674                 -           9,355                 -
 Other assets                                                -            7,799                 -               -             7,799
 Intangible assets, net                                      -           93,466               464               -            93,930
                                                     ---------       ----------      ------------     ------------      -----------
                                                     $ 240,542       $  328,014      $     13,922     $  (253,606)      $   328,872
                                                     =========       ==========      ============     ============      ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current portion of equipment, capital leases
     and other notes                                 $  18,393       $   10,929      $        143     $         -       $    29,465
    Accounts payable and other accrued expenses              -           26,108               505               -            26,613
    Intercompany accounts payable                            -          252,571            10,390        (262,961)                -
                                                     ---------       ----------      ------------     ------------      -----------
     Total current liabilities                          18,393          289,608            11,038        (262,961)           56,078
 Equipment, capital leases and other notes, less
  current portion                                      170,662           47,709               396               -           218,767
 Other long-term liabilities                                 -            2,726              (186)              -             2,540
 Stockholders' equity (deficit)                         51,487          (12,029)            2,674           9,355            51,487
                                                     ---------       ----------      ------------     ------------      -----------
                                                     $ 240,542       $  328,014      $     13,922     $  (253,606)      $   328,872
                                                     =========       ==========      ============     ============      ===========

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 1999


                                                      PARENT
                                                      COMPANY       GUARANTOR      NON-GUARANTOR
                                                       ONLY       SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                                   ------------- --------------- ----------------- ---------------  --------------
 (Amounts in thousands)
 ASSETS
 Current assets:
    Cash and cash equivalents                        $        -       $  12,709      $      1,585      $        -        $   14,294
    Trade accounts receivables, net                           -          32,164             3,823               -            35,987
    Other current assets                                      -           7,188               114               -             7,302
    Intercompany accounts receivables                   225,140          11,027                 -        (236,167)                -
                                                     ----------       ---------      ------------      ----------        ----------
      Total current assets                              225,140          63,088             5,522        (236,167)           57,583
 Property and equipment, net                                  -          82,544             8,127               -            90,671
 Investments in partnerships                                  -           1,415                 -               -             1,415
 Investments in consolidated subsidiaries               (19,234)          2,691                 -          16,543                 -
 Other assets                                                 -           8,308                 -               -             8,308
 Intangible assets, net                                       -          79,606               721               -            80,327
                                                     ----------       ---------      ------------      ----------        ----------
                                                     $  205,906       $ 237,652      $     14,370      $ (219,624)       $  238,304
                                                     ==========       =========      ============      ==========        ==========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current portion of equipment, capital leases     $    9,945       $   2,374             $ 124      $        -            12,443
       and other notes
    Accounts payable and other accrued expenses               -          20,128               361               -            20,489
    Intercompany accounts payable                             -         225,140            11,027        (236,167)                -
                                                     ----------       ---------      ------------      ----------        ----------
     Total current liabilities                            9,945         247,642            11,512        (236,167)           32,932
 Equipment, capital leases and other notes, less
     current portions                                   151,855           8,315                17               -           160,187
 Other long-term liabilities                                  -             929               150               -             1,079
 Stockholders' equity (deficit)                          44,106         (19,234)            2,691          16,543            44,106
                                                     ----------       ---------      ------------      ----------        ----------
                                                     $  205,906       $ 237,652      $     14,370      $ (219,624)       $  238,304
                                                     ==========       =========      ============      ==========        ==========

                  INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                         FOR THE YEAR ENDED JUNE 30, 2000


                                                 PARENT
                                                 COMPANY      GUARANTOR       NON-GUARANTOR
                                                  ONLY        SUBSIDIARIES    SUBSIDIARIES      ELIMINATION      CONSOLIDATED
                                               -----------   -------------  ----------------   --------------   ---------------
 (Amounts in thousands)
 Revenues                                       $      -       $ 168,884        $   19,690       $       -        $  188,574
 Costs of operations                                   -         134,784            16,645               -           151,429
                                                ----------    ----------      --------------    -------------    -----------
     Gross profit                                      -          34,100             3,045               -            37,145

 Corporate operating expenses                          -          10,946                 -               -            10,946
                                                ----------    ----------      --------------    -------------    -----------
     Income from company operations                    -          23,154             3,045               -            26,199

 Equity in earnings of unconsolidated
    partnerships                                       -             817                 -               -               817
                                                ----------    ----------      --------------    -------------    -----------
     Operating income                                  -          23,971             3,045               -            27,016

 Interest expense, net                                 -          17,730               966               -            18,696
                                                ----------    ----------      --------------    -------------    -----------
     Income before income taxes                        -           6,241             2,079               -             8,320

 Provision  for income taxes                           -           1,131                 -               -             1,131
                                                ----------    ----------      --------------    -------------    ------------
     Income before equity in income of
     consolidated subsidiaries                         -           5,110             2,079               -             7,189

 Equity in income of consolidated subsidiaries     7,189           2,079                 -          (9,268)                -
                                                ----------    ----------      --------------    -------------    -----------

     Net income                                 $  7,189       $   7,189        $    2,079       $  (9,268)       $    7,189
                                                ==========    ==========      =============     ============     ===========

                INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                       FOR THE YEAR ENDED JUNE 30, 1999

                                                 PARENT
                                                 COMPANY      GUARANTOR      NON-GUARANTOR
                                                  ONLY       SUBSIDIARIES    SUBSIDIARIES      ELIMINATION     CONSOLIDATED
                                               -----------  -------------  -----------------  --------------  ---------------
 (Amounts in thousands)
 Revenues                                       $      -      $ 143,205          $  18,787       $       -       $  161,992
 Costs of operations                                   -        115,230             16,113               -          131,343
                                                --------     ----------         ----------       ---------      -----------
     Gross profit                                      -         27,975              2,674               -           30,649

 Provision for reorganization and other costs          -          3,300                  -               -            3,300

 Corporate operating expenses                          -         10,475                  -               -           10,475
                                                --------     ----------         ----------       ---------      -----------
     Income from company operations                    -         14,200              2,674               -           16,874

 Equity in earnings of
     unconsolidated partnerships                       -            548                  -               -              548
                                                --------     ----------         ----------       ---------      -----------
     Operating income                                  -         14,748              2,674               -           17,422

 Interest expense, net                                 -         13,453              1,047               -           14,500
                                                --------     ----------         ----------       ---------      -----------
     Income before income taxes                        -          1,295              1,627               -            2,922

 Provision (benefit) for income taxes                  -         (3,190)                 -               -           (3,190)
                                                --------     ----------         ----------       ---------      -----------
     Income before equity in income of
     consolidated subsidiaries                         -          4,485              1,627               -            6,112

 Equity in income of consolidated subsidiaries     6,112          1,627                  -          (7,739)               -
                                                --------     ----------         ----------       ---------      -----------
     Net income                                 $  6,112      $   6,112          $   1,627       $  (7,739)      $    6,112
                                                ========     ==========         ==========       =========      ============

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                        FOR THE YEAR ENDED JUNE 30, 1998

                                                 PARENT
                                                 COMPANY     GUARANTOR       NON-GUARANTOR
                                                  ONLY       SUBSIDIARIES    SUBSIDIARIES      ELIMINATION     CONSOLIDATED
                                               -----------  -------------  -----------------  --------------  ---------------
(Amounts in thousands)
 Revenues                                       $    -         $104,707          $  14,311        $      -         $119,018
 Costs of operations                                 -           84,195             12,692               -           96,887
                                               ----------     ---------         ----------       ----------       ----------
     Gross profit                                    -           20,512              1,619               -           22,131

 Provision for supplemental service
     fee termination                                 -            6,309                  -               -            6,309

 Corporate operating expenses                        -            8,759                  -               -            8,759
                                               ----------     ---------         ----------       ----------       ----------
     Income from company operations                  -            5,444              1,619               -            7,063

 Equity in earnings of
    unconsolidated partnerships                      -              707                  -               -              707
                                               ----------     ---------         ----------       ----------       ----------
     Operating income                                -            6,151              1,619               -            7,770

 Interest expense, net                               -            6,442                385               -            6,827
                                               ----------     ---------         ----------       ----------       ----------
     Income (loss) before income taxes               -             (291)             1,234               -              943

 Provision for income taxes                          -              431                  -               -              431
                                               ----------     ---------         ----------       ----------       ----------
     Income (loss)  before equity in income of
     consolidated subsidiaries                       -             (722)             1,234               -              512

 Equity in income of consolidated subsidiaries     512            1,234                  -          (1,746)               -
                                               ----------     ---------         ----------       ----------       ----------
     Net income                                 $  512         $    512          $   1,234        $ (1,746)        $    512
                                               =========      =========         ==========       ==========       ==========

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 2000


                                                           PARENT
                                                           COMPANY      GUARANTOR     NON-GUARANTOR
                                                            ONLY      SUBSIDIARIES     SUBSIDIARIES      ELIMINATION    CONSOLIDATED
                                                         ----------- --------------  -----------------  --------------  ------------
(Amounts in thousands)
OPERATING ACTIVITIES:
   Net income                                             $   7,189     $    7,189          $   2,079       $ (9,268)     $  7,189
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                 -         31,343              2,287              -        33,630
    Equity in income of consolidated subsidiaries            (7,189)        (2,079)                 -          9,268             -
Cash provided by (used in) changes in operating
  assets and liabilities:
   Trade accounts receivables                                     -         (3,907)              (704)             -        (4,611)
   Intercompany receivables, net                            (27,447)        30,180             (2,733)             -             -
   Other current assets                                           -         (1,849)                46              -        (1,803)
   Accounts payable and other accrued expenses                    -          5,975                144              -         6,119
                                                         -----------    ----------         ----------       ---------     ---------
    Net cash provided by (used in) operating activities     (27,447)        66,852              1,119              -        40,524
                                                         -----------    ----------         ----------       ---------     ---------
INVESTING ACTIVITIES:
   Acquisitions of Centers, Fixed and Mobile Facilities           -        (25,346)                 -              -       (25,346)
   Additions to property and equipment                            -        (22,635)              (535)             -       (23,170)
   Other                                                          -           (554)                 -              -          (554)
                                                         -----------    ----------         ----------       ---------     ---------
     Net cash used in investing activities                        -        (48,535)              (535)             -       (49,070)
                                                         -----------    ----------         ----------       ---------     ---------

FINANCING ACTIVITIES:
   Proceeds from stock options and warrants exercised           192              -                  -              -           192
   Principal payments of debt and capital lease
       obligations                                          (17,945)        (7,326)              (197)             -       (25,468)
   Proceeds from issuance of debt                            45,200              -                  -              -        45,200
   Other                                                          -          1,797               (336)             -         1,461
                                                         -----------    ----------         ----------       ---------     ---------
    Net cash provided by (used in) financing activities      27,447         (5,529)              (533)             -        21,385
                                                         -----------    ----------         ----------       ---------     ---------

INCREASE IN CASH AND CASH EQUIVALENTS                             -         12,788                 51              -        12,839

CASH AND CASH EQUIVALENTS:
   Cash, beginning of year                                        -         12,709              1,585              -        14,294
                                                         -----------    ----------         ----------       ---------     ---------
   Cash, end of year                                      $       -     $   25,497          $   1,636       $      -      $ 27,133
                                                         ===========    ==========         ==========       =========     =========

                         INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                FOR THE YEAR ENDED JUNE 30, 1999


                                                           PARENT
                                                           COMPANY     GUARANTOR     NON-GUARANTOR
                                                            ONLY      SUBSIDIARIES    SUBSIDIARIES     ELIMINATION   CONSOLIDATED
                                                         ----------- -------------- ----------------- -------------- -------------
 (Amounts in thousands)
OPERATING ACTIVITIES:
   Net income                                              $  6,112     $   6,112        $    1,627      $  (7,739)      $  6,112
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                 -        21,977             2,910              -         24,887
    Amortization of deferred gain on debt restructure             -           (75)                -              -            (75)
    Equity in income of consolidated subsidiaries            (6,112)       (1,627)                -          7,739              -
Cash provided by (used in) changes in operating
   assets and liabilities:
   Trade accounts receivables                                     -        (7,255)           (1,069)             -         (8,324)
   Intercompany receivables, net                            (11,936)        6,230             5,706              -              -
   Other current assets                                           -        (4,291)              185              -         (4,106)
   Accounts payable and other accrued expenses                    -        (7,294)             (308)             -         (7,602)
                                                          ---------    -----------      ------------    -----------     ---------
    Net cash provided by (used in) operating activities     (11,936)       13,777             9,051              -         10,892
                                                          ---------    -----------      ------------    -----------     ---------

INVESTING ACTIVITIES:
   Cash acquired in acquisitions                                  -           850                 -              -            850
   Acquisitions of Centers, Fixed and Mobile Facilities           -       (28,046)                -              -        (28,046)
   Additions to property and equipment                            -       (11,112)           (7,328)             -        (18,440)
   Other                                                          -          (706)             (859)             -         (1,565)
                                                          ---------    -----------      ------------    -----------     ---------
     Net cash used in investing activities                        -       (39,014)           (8,187)             -        (47,201)
                                                          ---------    -----------      ------------    -----------     ---------
FINANCING ACTIVITIES:
   Proceeds from stock options and warrants exercised           115             -                 -              -            115
   Proceeds from issuance of common stock                        21             -                 -              -             21
   Principal payments of debt and capital lease
    obligations                                             (11,200)       (6,124)             (171)             -        (17,495)
   Proceeds from issuance of debt                            23,000           820                 -              -         23,820
   Other                                                          -             -              (598)             -           (598)
                                                          ---------    -----------      ------------    -----------     ---------
    Net cash provided by (used in) financing activities      11,936        (5,304)             (769)             -          5,863
                                                          ---------    -----------      ------------    -----------     ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  -       (30,541)               95              -        (30,446)

CASH AND CASH EQUIVALENTS:
   Cash, beginning of year                                        -        43,250             1,490              -         44,740
                                                          ---------    -----------      ------------    -----------     ---------
   Cash, end of year                                       $      -     $  12,709        $    1,585      $       -       $ 14,294
                                                          =========    ==========       ============    ===========     ==========

                INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED JUNE 30, 1998


                                                          PARENT
                                                          COMPANY     GUARANTOR      NON-GUARANTOR
                                                           ONLY      SUBSIDIARIES     SUBSIDIARIES      ELIMINATION   CONSOLIDATED
                                                        ----------- -------------- ------------------  -------------- ------------
 (Amounts in thousands)
OPERATING ACTIVITIES:
   Net income                                            $     512       $    512            $ 1,234        $ (1,746)    $   512
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                -         14,686              1,063               -      15,749
    Amortization of deferred gain on debt restructure            -         (1,384)                 -               -      (1,384)
    Provision for supplemental service fee termination           -          6,309                  -               -       6,309
    Equity in income of consolidated subsidiaries             (512)        (1,234)                 -           1,746           -
Cash provided by (used in) changes in operating assets
   and liabilities:
   Trade accounts receivables                                    -         (5,726)              (127)              -      (5,853)
   Intercompany receivables, net                          (173,661)       171,307              2,354               -           -
   Other current assets                                          -           (289)               (27)              -        (316)
   Accounts payable and other accrued expenses                   -          3,458               (259)              -       3,199
                                                         ---------      ---------          ---------        --------    --------
    Net cash provided by (used in) operating activities   (173,661)       187,639              4,238               -      18,216
                                                         ---------      ---------          ---------        --------    --------

INVESTING ACTIVITIES:
   Cash acquired in acquisitions                                 -          4,174                  -               -       4,174
   Acquisitions of Centers, Fixed and Mobile Facilities          -        (56,720)                 -               -     (56,720)
   Additions to property and equipment                           -        (20,848)            (2,796)              -     (23,644)
   Other                                                         -         (1,817)              (161)              -      (1,978)
                                                         ---------      ---------          ---------        --------    --------
     Net cash used in investing activities                       -        (75,211)            (2,957)              -     (78,168)
                                                         ---------      ---------          ---------        --------    --------

FINANCING ACTIVITIES:
   Proceeds from issuance of preferred stock                23,346              -                  -               -      23,346
   Proceeds from stock options and warrants exercised          315              -                  -               -         315
   Payment of loan financing costs                               -         (6,483)                 -               -      (6,483)
   Principal payments of debt and capital
   lease obligations                                       (70,900)       (79,198)              (830)              -    (150,928)
   Proceeds from issuance of debt                          220,900         10,580                  -               -     231,480
   Other                                                         -             78                  -               -          78
                                                         ---------      ---------          ---------        --------    --------
    Net cash provided by (used in) financing activities    173,661        (75,023)              (830)              -      97,808
                                                         ---------      ---------          ---------        --------    --------

INCREASE IN CASH AND CASH EQUIVALENTS                            -         37,405                451               -      37,856

CASH AND CASH EQUIVALENTS:
   Cash, beginning of year                                       -          5,845              1,039               -       6,884
                                                         ---------      ---------          ---------        --------    --------
   Cash, end of year                                     $       -      $  43,250          $   1,490        $      -    $ 44,740
                                                         =========      =========          =========        ========    ========

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

ITEM 14(a)(1).  FINANCIAL STATEMENTS

Included in Part II of this report:

             Report of Independent Public Accountants
             Consolidated Balance Sheets
             Consolidated Statements of Income
             Consolidated Statements of Stockholders' Equity
             Consolidated Statements of Cash Flows
             Notes to Consolidated Financial Statements

ITEM 14(a)(2).  FINANCIAL STATEMENT SCHEDULES

             Report of Independent Public Accountants
             Schedule IX - Valuation and Qualifying Accounts

All other schedules have been omitted because they are either not required or not applicable, or the information is presented in the consolidated financial statements or notes thereto.

ITEM 14(a)(3).  EXHIBITS

EXHIBIT NUMBER      DESCRIPTION AND REFERENCES
--------------      --------------------------
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

*2.6                Second Amendment to Agreement and Plan of Merger dated as of May 18, 1998, by and among InSight, SMSI Acquisition Company, Signal Medical Services, Inc.,
                    SMSI Holdings, Inc., Brian P. Stone, Thomas W. Crucitti and Todd Stowell,
                    previously filed and incorporated herein by reference from the Company's
                    Current Report on Form 8-K, filed June 2, 1998.

*2.7                Asset Purchase Agreement dated May 2, 2000, by and among InSight Health Corp.,
                    Roy Assael, Wilkes-Barre Imaging and US Diagnostic Inc., previously filed and incorporated herein by reference from the Company's Current Report on Form
                    8-K, filed June 14, 2000.

*2.8                Amendment to Asset Purchase Agreement dated May 31, 2000, by and among InSight
                    Health Corp., Roy Assael, Wilkes-Barre Imaging and US Diagnostic Inc.,
                    previously filed and incorporated herein by reference from the Company's
                    Current Report on Form 8-K, filed June 14, 2000.

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

*4.2                Purchase Agreement dated as of June 9, 1998, by and among the Company, the
                    Subsidiary Guarantors (as defined therein) and the Initial Purchasers (as defined therein), previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No.
                    333-60573), filed August 4, 1998.

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

*10.5               Agreements and form of warrants with holders of Series B Preferred Stock of
                    AHS, previously filed and incorporated herein by reference from the Company's
                    Registration Statement on Form S-4 (Registration No. 333-02935), filed April
                    29, 1996.

*10.6               AHS 1987 Stock Option Plan, previously filed and incorporated herein by reference from Post-Effective  Amendment No. 4 on Form S-1 to AHS's
                    Registration Statement (Registration No. 33-00088), filed September 5, 1985.

*10.7               AHS 1989 Stock Incentive Plan, previously filed and incorporated herein by reference from AHS's Annual Report on Form 10-K, filed April 15, 1991.

*10.8               AHS 1992 Option and Incentive Plan, previously filed and incorporated herein by reference from AHS's Registration Statement on Form S-8 (Registration No.
                    33-51532), filed September 1, 1992.

*10. 9              MHC 1989 Stock Option Plan, Amended and Restated as of October 28, 1993,
                    previously filed and incorporated herein by reference from MHC's Annual
                    Report on Form 10-K for the fiscal year ended December 31, 1993.

*10.10              InSight's 1998 Employee Stock Option Plan, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4
                    (Registration No. 333-60573), filed August 4, 1998.

*10.11              Form of Stock Option Agreement between InSight and former officers of Signal
                    Medical Services, Inc. relative to InSight's 1998 Employee Stock Option Plan, previously filed and incorporated by reference from the Company's Annual
                    Report on Form 10-K, filed September 28, 1998.

*10.12              InSight's 1997 Management Stock Option Plan, previously filed and incorporated herein by reference from the Company's Registration Statement on
                    Form S-4 (Registration No. 333-60573), filed August 4, 1998.

*10.13              Form of Stock Option Agreement between InSight and certain senior officers of
                    InSight relative to InSight's 1997 Management Stock Option Plan, previously filed and incorporated by reference from the Company's Annual Report on Form
                    10-K, filed September 28, 1998.

*10.14              Letter Agreement for Consulting Services between InSight and Frank E. Egger dated March 28, 1996, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No.
                    333-02935), filed April 29, 1996.

*10. 15             Executive Employment Agreement between InSight and E. Larry Atkins dated as of February 25, 1996, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No.
                    333-02935), filed April 29, 1996.

*10.16              Form of Executive Employment Agreement between InSight and various officers of InSight, previously filed and incorporated herein by reference from the
                    Company's Registration Statement on Form S-4 (Registration No. 333-02935),
                    filed April 29, 1996.

*10. 17             Nonqualified Stock Option Agreement dated August 17, 1994, between MHC and
                    Leonard H. Habas, previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K for the six months ended June 30,
                    1996.

*10.18              Nonqualified Stock Option Agreement dated August 17, 1994, between MHC and
                    Ronald G. Pantello, previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K for the six months ended June
                    30, 1996.

*10.19              Warrant Certificate No. L-1 dated March 11, 1997 in the name of Anthony J.
                    LeVecchio, previously filed and incorporated herein by reference from the
                    Company's Annual Report on Form 10-K, filed October 14, 1997.

*10.20              Form of Stock Option Agreement between InSight and non-employee directors of
                    InSight relative to InSight's 1996 Directors' Stock Option Plan, previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K, filed October 14, 1997.

*10.21              Form of Stock Option Agreement between InSight and employees of InSight relating to InSight's 1996 Employee Stock Option Plan, previously filed and incorporated herein by reference from the Company's Annual Report on Form
                    10-K, filed October 14, 1997.

*10.22              Executive Employment Agreement between InSight and Brian P. Stone dated as of
                    May 18, 1998, previously filed and incorporated herein by reference from the
                    Company's Annual Report on Form 10-K, filed September 28, 1998.

*10.23              Form of Warrant Certificate relative to the grants of warrants to InSight's non-employee directors, previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K, filed September 28, 1998.

*10.24              Form of Warrant Certificate relative to the grants of warrants to Carlyle and
                    GE in lieu of director stock options, previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K, filed
                    September 28, 1998.

*10.25              Letter Agreement for Consulting Services between InSight and Frank E. Egger dated July 7, 1999, previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K, filed September 28, 1999.

*10.26              Warrant Certificate No. E-I dated July 7, 1999 in the name of Frank E. Egger, previously filed and incorporated herein by reference from the Company's
                    Annual Report on Form 10-K, filed September 28, 1999.

*10.27              Separation Agreement between InSight and E. Larry Atkins dated as of July 19,
                    1999, previously filed and incorporated herein by reference from the Company's
                    Annual Report on Form 10-K, filed September 28, 1999.

*10.28              InSight's 1999 Stock Option Plan, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-8 (Registration
                    No. 333-318218), filed March 6, 2000.

10.29               Form of Stock Option Agreement between InSight and employees of InSight relative to InSight's 1999 Stock Option Plan, filed herewith.

10.30               Executive  Employment  Agreement between InSight and Steven  T. Plochocki dated as of November 17, 1999, filed herewith.

10.31               Fifth Amendment to Credit Agreement dated as of December 15, 1999, among the
                    Company, the Subsidiary Guarantors (as defined therein), Bank of America,
                    N.A., as Agent, and the Lenders (as defined therein), filed herewith.

10.32               Sixth Amendment to Credit Agreement and Waiver dated as of May 31, 2000, among the Company, the Subsidiary Guarantors (as defined therein), Bank of
                    America, N.A., as Agent, and the Lenders (as defined therein), filed herewith.

99                  Charter of the Audit Committee of the Board of Directors of InSight, filed herewith.

21                  Subsidiaries of InSight, filed herewith.

23                  Consent of Independent Public Accountants, filed herewith.

*   Previously filed.

ITEM 14(b). REPORTS ON FORM 8-K. The Company filed a Current Report on Form 8-K with the SEC on June 14, 2000, under Item 2 thereof, reporting the Company's acquisition of substantially all of the assets of Wilkes-Barre Imaging, a New York general partnership.

ITEM 14(c). The Exhibits described above in Item 14 (a) (3) are attached hereto or incorporated by reference herein, as noted.

ITEM 14(d).         Not applicable.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INSIGHT HEALTH SERVICES CORP.

                                  By       /s/ Steven T. Plochocki
                                      ---------------------------------------
                                        Steven T. Plochocki, President and
                                              Chief Executive Officer

                                  Date:  September 7, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                        Title                               Date
/s/ Steven T. Plochocki                 Director, President and               September 7, 2000
-----------------------                 Chief Executive Officer
Steven T. Plochocki                    (Principal Executive Officer)



/s/ Thomas V. Croal                     Executive Vice President              September 7, 2000
-------------------                     and Chief Financial Officer
Thomas V. Croal                        (Principal Accounting Officer)



/s/ Grant R. Chamberlain                        Director                      September 7, 2000
------------------------
Grant R. Chamberlain


/s/ W. Robert Dahl                              Director                      September 7, 2000
------------------
W. Robert Dahl


                                                Director
------------------
Frank E. Egger


/s/Leonard H. Habas                             Director                      September 7, 2000
-------------------
Leonard H. Habas


                                                Director
--------------------
Jerome C. Marcus


/s/ Ronald G. Pantello                          Director                      September 7, 2000
----------------------
Ronald G. Pantello


/s/ Glenn A. Youngkin                           Director                      September 7, 2000
----------------------
Glenn A. Youngkin

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To InSight Health Services Corp.:

We have audited in accordance with auditing standards generally accepted in the United States the consolidated financial statements of InSight Health Services Corp. and subsidiaries included in this Form 10-K and have issued our report thereon dated September 1, 2000. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ ARTHUR ANDERSEN LLP


Orange County, California
September 1, 2000

                                  SCHEDULE IX
                INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                            (amounts in thousands)

                                                   Balance at       Charges to                           Balance at
                                                  Beginning of       Cost and                              End of
                                                      Year           Expenses          Other (A)            Year
                                                 ---------------  ---------------   ---------------   ---------------
June 30, 1998:
     Allowance for doubtful accounts                $  2,322         $  1,871          $    (711)         $  3,482
     Allowance for contractual adjustments             5,048           29,447            (26,578)            7,917
                                                    --------         --------          ---------          --------
     Total                                          $  7,370         $ 31,318          $ (27,289)         $ 11,399
                                                    ========         ========          =========          ========

June 30, 1999:
     Allowance for doubtful accounts                $  3,482         $  2,618          $  (2,349)         $  3,751
     Allowance for contractual adjustments             7,917           41,293            (35,139)           14,071
                                                    --------         --------          ---------          --------
     Total                                          $ 11,399         $ 43,911          $ (37,488)         $ 17,822
                                                    ========         ========          =========          ========

June 30, 2000:
     Allowance for doubtful accounts                $  3,751         $  2,907          $  (1,736)         $  4,922
     Allowance for contractual adjustments            14,071           57,715            (54,417)           17,369
                                                    --------         --------          ---------          --------
     Total                                          $ 17,822         $ 60,622          $ (56,153)         $ 22,291
                                                    ========         ========          =========          ========



     (A) Write-offs of uncollectible accounts.

EXHIBIT INDEX

EXHIBIT NUMBER      DESCRIPTION AND REFERENCES
--------------      --------------------------
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

*2.6                Second Amendment to Agreement and Plan of Merger dated as of May 18, 1998, by and among InSight, SMSI Acquisition Company, Signal Medical Services, Inc.,
                    SMSI Holdings, Inc., Brian P. Stone, Thomas W. Crucitti and Todd Stowell,
                    previously filed and incorporated herein by reference from the Company's
                    Current Report on Form 8-K, filed June 2, 1998.

*2.7                Asset Purchase Agreement dated May 2, 2000, by and among InSight Health Corp.,
                    Roy Assael, Wilkes-Barre Imaging and US Diagnostic Inc., previously filed and incorporated herein by reference from the Company's Current Report on Form
                    8-K, filed June 14, 2000.

*2.8                Amendment to Asset Purchase Agreement dated May 31, 2000, by and among InSight
                    Health Corp., Roy Assael, Wilkes-Barre Imaging and US Diagnostic Inc.,
                    previously filed and incorporated herein by reference from the Company's
                    Current Report on Form 8-K, filed June 14, 2000.

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

*4.2                Purchase Agreement dated as of June 9, 1998, by and among the Company, the
                    Subsidiary Guarantors (as defined therein) and the Initial Purchasers (as defined therein), previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No.
                    333-60573), filed August 4, 1998.

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

*10.5               Agreements and form of warrants with holders of Series B Preferred Stock of
                    AHS, previously filed and incorporated herein by reference from the Company's
                    Registration Statement on Form S-4 (Registration No. 333-02935), filed April
                    29, 1996.

*10.6               AHS 1987 Stock Option Plan, previously filed and incorporated herein by reference from Post-Effective  Amendment No. 4 on Form S-1 to AHS's
                    Registration Statement (Registration No. 33-00088), filed September 5, 1985.

*10.7               AHS 1989 Stock Incentive Plan, previously filed and incorporated herein by reference from AHS's Annual Report on Form 10-K, filed April 15, 1991.

*10.8               AHS 1992 Option and Incentive Plan, previously filed and incorporated herein by reference from AHS's Registration Statement on Form S-8 (Registration No.
                    33-51532), filed September 1, 1992.

*10. 9              MHC 1989 Stock Option Plan, Amended and Restated as of October 28, 1993,
                    previously filed and incorporated herein by reference from MHC's Annual
                    Report on Form 10-K for the fiscal year ended December 31, 1993.

*10.10              InSight's 1998 Employee Stock Option Plan, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4
                    (Registration No. 333-60573), filed August 4, 1998.

*10.11              Form of Stock Option Agreement between InSight and former officers of Signal
                    Medical Services, Inc. relative to InSight's 1998 Employee Stock Option Plan, previously filed and incorporated by reference from the Company's Annual
                    Report on Form 10-K, filed September 28, 1998.

*10.12              InSight's 1997 Management Stock Option Plan, previously filed and incorporated herein by reference from the Company's Registration Statement on
                    Form S-4 (Registration No. 333-60573), filed August 4, 1998.

*10.13              Form of Stock Option Agreement between InSight and certain senior officers of
                    InSight relative to InSight's 1997 Management Stock Option Plan, previously filed and incorporated by reference from the Company's Annual Report on Form
                    10-K, filed September 28, 1998.

*10.14              Letter Agreement for Consulting Services between InSight and Frank E. Egger dated March 28, 1996, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No.
                    333-02935), filed April 29, 1996.

*10. 15             Executive Employment Agreement between InSight and E. Larry Atkins dated as of February 25, 1996, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No.
                    333-02935), filed April 29, 1996.

*10.16              Form of Executive Employment Agreement between InSight and various officers of InSight, previously filed and incorporated herein by reference from the
                    Company's Registration Statement on Form S-4 (Registration No. 333-02935),
                    filed April 29, 1996.

*10. 17             Nonqualified Stock Option Agreement dated August 17, 1994, between MHC and
                    Leonard H. Habas, previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K for the six months ended June 30,
                    1996.

*10.18              Nonqualified Stock Option Agreement dated August 17, 1994, between MHC and
                    Ronald G. Pantello, previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K for the six months ended June
                    30, 1996.

*10.19              Warrant Certificate No. L-1 dated March 11, 1997 in the name of Anthony J.
                    LeVecchio, previously filed and incorporated herein by reference from the
                    Company's Annual Report on Form 10-K, filed October 14, 1997.

*10.20              Form of Stock Option Agreement between InSight and non-employee directors of
                    InSight relative to InSight's 1996 Directors' Stock Option Plan, previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K, filed October 14, 1997.

*10.21              Form of Stock Option Agreement between InSight and employees of InSight relating to InSight's 1996 Employee Stock Option Plan, previously filed and incorporated herein by reference from the Company's Annual Report on Form
                    10-K, filed October 14, 1997.

*10.22              Executive Employment Agreement between InSight and Brian P. Stone dated as of
                    May 18, 1998, previously filed and incorporated herein by reference from the
                    Company's Annual Report on Form 10-K, filed September 28, 1998.

*10.23              Form of Warrant Certificate relative to the grants of warrants to InSight's non-employee directors, previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K, filed September 28, 1998.

*10.24              Form of Warrant Certificate relative to the grants of warrants to Carlyle and
                    GE in lieu of director stock options, previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K, filed
                    September 28, 1998.

*10.25              Letter Agreement for Consulting Services between InSight and Frank E. Egger dated July 7, 1999, previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K, filed September 28, 1999.

*10.26              Warrant Certificate No. E-I dated July 7, 1999 in the name of Frank E. Egger, previously filed and incorporated herein by reference from the Company's
                    Annual Report on Form 10-K, filed September 28, 1999.

*10.27              Separation Agreement between InSight and E. Larry Atkins dated as of July 19,
                    1999, previously filed and incorporated herein by reference from the Company's
                    Annual Report on Form 10-K, filed September 28, 1999.

*10.28              InSight's 1999 Stock Option Plan, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-8 (Registration
                    No. 333-318218), filed March 6, 2000.

10.29               Form of Stock Option Agreement between InSight and employees of InSight relative to InSight's 1999 Stock Option Plan, filed herewith.

10.30               Executive  Employment  Agreement between InSight and Steven  T. Plochocki dated as of November 17, 1999, filed herewith.

10.31               Fifth Amendment to Credit Agreement dated as of December 15, 1999, among the
                    Company, the Subsidiary Guarantors (as defined therein), Bank of America,
                    N.A., as Agent, and the Lenders (as defined therein), filed herewith.

10.32               Sixth Amendment to Credit Agreement and Waiver dated as of May 31, 2000, among the Company, the Subsidiary Guarantors (as defined therein), Bank of
                    America, N.A., as Agent, and the Lenders (as defined therein), filed herewith.

99                  Charter of the Audit Committee of the Board of Directors of InSight, filed herewith.

21                  Subsidiaries of InSight, filed herewith.

23                  Consent of Independent Public Accountants, filed herewith.

*   Previously filed.