Form 10-Q
period 2000-09-30
INSIGHT HEALTH SERVICES CORP
filed 2000-11-13
CIK 1012697

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q

  (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from      to      .
                                                     ------  ------
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


                                       N/A
        ----------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

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


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 2,993,531 shares of Common Stock as of November 3, 2000.

                  The number of pages in this Form 10-Q is 22.

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                      PAGE NUMBER
                                                                                      -----------

PART I.    FINANCIAL INFORMATION

     ITEM 1.    FINANCIAL STATEMENTS

                Condensed Consolidated Balance Sheets as of September 30, 2000
                    and June 30, 2000 (unaudited)                                          3

                Condensed Consolidated Statements of Income
                    for the three months ended September 30, 2000 and 1999 (unaudited)     4

                Condensed Consolidated Statements of Cash Flows
                    for the three months ended September 30, 2000 and 1999 (unaudited)     5

                Notes to Condensed Consolidated Financial Statements                      6-14

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                                      15-20

     ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                 20

PART II.   OTHER INFORMATION

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                           21

SIGNATURES                                                                                 22

ITEM 1.  FINANCIAL STATEMENTS

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                  September 30,        June 30,
                                                                                      2000              2000
                                                                                  -------------       ---------
                         ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                     $  15,268          $  27,133
     Trade accounts receivables, net                                                  46,107             40,598
     Other current assets                                                              9,398              9,161
                                                                                   ---------          ---------
         Total current assets                                                         70,773             76,892

PROPERTY AND EQUIPMENT, net of accumulated depreciation
     and amortization of $71,107 and $62,805, respectively                           159,515            148,469

INVESTMENTS IN PARTNERSHIPS                                                            1,629              1,782
OTHER ASSETS                                                                           7,576              7,799
INTANGIBLE ASSETS, net                                                                92,653             93,930
                                                                                   ---------          ---------
                                                                                   $ 332,146          $ 328,872
                                                                                   =========          =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of equipment, capital leases  and other notes                 $  31,146          $  29,465
     Accounts payable and other accrued expenses                                      26,871             26,613
                                                                                   ---------          ---------
       Total current liabilities                                                      58,017             56,078
                                                                                   ---------          ---------

LONG-TERM LIABILITIES:
     Equipment, capital leases and other notes, less current portion                 216,978            218,767
     Other long-term liabilities                                                       2,826              2,540
                                                                                   ---------          ---------
       Total long-term liabilities                                                   219,804            221,307
                                                                                   ---------          ---------


STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 3,500,000 shares authorized:
       Convertible Series B preferred stock, 25,000 shares outstanding at
         September 30, 2000 and June 30, 2000, respectively, with a liquidation
         preference of  $25,000 as of September 30, 2000                              23,923             23,923
       Convertible Series C preferred stock, 27,953 shares outstanding at
         September 30, 2000 and June 30, 2000, respectively, with a liquidation
         preference of  $27,953 as of September 30, 2000                              13,173             13,173
     Common stock, $.001 par value, 25,000,000 shares authorized:
       2,993,531 and 2,979,293 shares outstanding at September 30, 2000
       and June 30, 2000, respectively                                                     3                  3
     Additional paid-in capital                                                       23,824             23,743
     Accumulated deficit                                                              (6,598)            (9,355)
                                                                                   ---------          ---------
       Total stockholders' equity                                                     54,325             51,487
                                                                                   ---------          ---------
                                                                                   $ 332,146          $ 328,872
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

                                                              Three Months Ended
                                                                September 30,
                                                          ----------------------------
                                                             2000             1999
                                                          ----------        ----------
REVENUES:
     Contract services                                    $   26,279        $   24,589
     Patient services                                         25,711            20,820
     Other                                                       230               757
                                                          ----------        ----------
       Total revenues                                         52,220            46,166
                                                          ----------        ----------

COSTS OF OPERATIONS:
     Costs of services                                        27,084            24,697
     Provision for doubtful accounts                             833               750
     Equipment leases                                          2,292             5,086
     Depreciation and amortization                            10,340             7,563
                                                          ----------        ----------
       Total costs of operations                              40,549            38,096
                                                          ----------        ----------

       Gross profit                                           11,671             8,070

CORPORATE OPERATING EXPENSES                                   2,702             2,635
                                                          ----------        ----------

       Income from company operations                          8,969             5,435

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS                126               178
                                                          ----------        ----------

       Operating income                                        9,095             5,613

INTEREST EXPENSE, net                                          6,032             3,963
                                                          ----------        ----------

       Income before income taxes                              3,063             1,650

PROVISION FOR INCOME TAXES                                       306               330
                                                          ----------        ----------

       Net income                                         $    2,757        $    1,320
                                                          ==========        ==========

INCOME PER COMMON AND CONVERTED PREFERRED SHARE:
       Basic                                              $     0.30        $     0.14
                                                          ==========        ==========
       Diluted                                            $     0.29        $     0.14
                                                          ==========        ==========

WEIGHTED AVERAGE NUMBER OF COMMON AND
     CONVERTED PREFERRED SHARES OUTSTANDING:
       Basic                                               9,311,927         9,201,931
                                                          ==========        ==========
       Diluted                                             9,500,709         9,381,936
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

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                     Three Months Ended
                                                                                       September 30,
                                                                                  --------------------------
                                                                                    2000              1999
                                                                                  --------          --------
OPERATING ACTIVITIES:
     Net income                                                                   $  2,757          $  1,320
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                                10,340             7,563
       Amortization of deferred gain on debt restructure                                --                (8)
     Cash provided by (used in) changes in operating assets and liabilities:

       Trade accounts receivables                                                   (5,509)           (3,144)
       Other current assets                                                           (237)             (931)
       Accounts payable and other accrued expenses                                     258             2,559
                                                                                  --------          --------
         Net cash provided by operating activities                                   7,609             7,359
                                                                                  --------          --------

INVESTING ACTIVITIES:
     Acquisition of Centers, Fixed and Mobile Facilities                                --            (1,433)
     Additions to property and equipment                                           (12,469)           (6,048)
     Other                                                                             140               (76)
                                                                                  --------          --------
         Net cash used in investing activities                                     (12,329)           (7,557)
                                                                                  --------          --------

FINANCING ACTIVITIES:
     Proceeds from stock options exercised                                              81                 5
     Principal payments of debt and capital lease obligations                       (7,512)           (3,191)
     Proceeds from issuance of debt                                                     --             5,000
     Other                                                                             286               (24)
                                                                                  --------          --------
         Net cash provided by (used in) financing activities                        (7,145)            1,790
                                                                                  --------          --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (11,865)            1,592

     Cash, beginning of period                                                      27,133            14,294
                                                                                  --------          --------
     Cash, end of period                                                          $ 15,268          $ 15,886
                                                                                  ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                                                $  2,879          $  1,485
                                                                                  ========          ========
     Income taxes paid                                                                 132               142
                                                                                  ========          ========
     Equipment additions under capital leases                                        7,404                --
                                                                                  ========          ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  NATURE OF BUSINESS

InSight Health Services Corp. (Company) was incorporated in Delaware in February 1996. The Company's predecessors, InSight Health Corp. (formerly American Health Services Corp.) (IHC), and Maxum Health Corp. (MHC), became wholly owned subsidiaries of the Company on June 26, 1996, pursuant to an Agreement and Plan of Merger among the Company, IHC and MHC.

The Company provides diagnostic imaging, treatment and related management services in 30 states throughout the United States. The Company's services are provided through a network of 80 mobile magnetic resonance imaging (MRI) facilities (Mobile Facilities), 42 fixed-site MRI facilities (Fixed Facilities), 26 multi-modality imaging centers (Centers), four mobile lithotripsy facilities, one Leksell Stereotactic Gamma Knife treatment center, one positron emission therapy (PET) Fixed Facility, and one radiation oncology center. An additional radiation oncology center is operated by the Company as part of one of its Centers. The Company's operations are located throughout the United States, with a substantial presence in California, Texas, New England, the Carolinas and the Midwest (Illinois, Indiana and Ohio).

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

2.  INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of the Company's Annual Report on Form 10-K for the period ended June 30, 2000 filed with the Securities and Exchange Commission
(SEC) on September 7, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for fair presentation of results for the period have been included. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results to be achieved for the full fiscal year.

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

Set forth below is the summarized combined financial data of the Company's 50 percent controlled entity which is consolidated (amounts in thousands):

                                                    September 30,   June 30,
                                                        2000         2000
                                                    -------------   --------
                                                           (unaudited)
Condensed Combined Balance Sheet Data:
     Current assets                                    $1,504        $1,490
     Total assets                                       1,721         1,706
     Current liabilities                                  610           623
     Minority interest equity                             454           441


                                                        Three Months Ended
                                                          September 30,
                                                      ---------------------
                                                        2000          1999
                                                      -------        ------
                                                           (unaudited)
Condensed Combined Statement of Income Data:
     Net revenues                                      $1,464        $1,417
     Expenses                                           1,000           859
     Provision for center profit distribution             232           279
                                                       ------        ------
     Net income                                        $  232        $  279
                                                       ======        ======



The provision for center profit distribution shown above represents the minority interest in the income of this entity.

4.   INCOME PER COMMON AND CONVERTED PREFERRED SHARE

The number of shares used in computing earnings per share (EPS) is equal to the weighted average number of common and converted preferred shares outstanding during the respective period. Since the preferred stock has no stated dividend rate and participates in any dividends paid with respect to the common stock, the as-if-converted amounts are included in the computation of basic EPS. There were no adjustments to net income (the numerator) for purposes of computing EPS.

A reconciliation of basic and diluted share computations is as follows:

                                                     Three Months Ended
                                                        September 30,
                                                     ------------------
                                                    2000           1999
                                                    ----           ----
                                                         (unaudited)
Average common stock outstanding                  2,989,271      2,879,275
Effect of preferred stock                         6,322,656      6,322,656
                                                  ---------      ---------
Denominator for basic EPS                         9,311,927      9,201,931
Dilutive effect of stock options and warrants       188,782        180,005
                                                  ---------      ---------
                                                  9,500,709      9,381,936
                                                  =========      =========

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

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2000
                             (AMOUNTS IN THOUSANDS)


                                                     PARENT
                                                     COMPANY     GUARANTOR    NON-GUARANTOR
                                                      ONLY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                      ----      ------------   ------------   ------------  ------------
                    ASSETS

Current assets:
   Cash and cash equivalents                        $      --    $  12,674      $   2,594      $      --      $ 15,268
   Trade accounts receivables, net                         --       36,140          9,967             --        46,107
   Other current assets                                    --        9,215            183             --         9,398
   Intercompany accounts receivables                  249,802       26,372             --       (276,174)           --
                                                    ---------    ---------      ---------      ---------      --------
     Total current assets                             249,802       84,401         12,744       (276,174)       70,773
Property and equipment, net                                --      138,853         20,662             --       159,515
Investments in partnerships                                --        1,629             --             --         1,629
Investments in consolidated subsidiaries              (11,020)       4,422             --          6,598            --
Other assets                                               --        7,576             --             --         7,576
Intangible assets, net                                     --       91,293          1,360             --        92,653
                                                    ---------    ---------      ---------      ---------      --------
                                                    $ 238,782    $ 328,174      $  34,766      $(269,576)     $332,146
                                                    =========    =========      =========      =========      ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of equipment, capital leases
    and other notes                                 $  18,997    $  11,670      $     479      $      --      $ 31,146
   Accounts payable and other accrued expenses             --       25,860          1,011             --        26,871
   Intercompany accounts payable                           --      249,802         26,372       (276,174)           --
                                                    ---------    ---------      ---------      ---------      --------
    Total current liabilities                          18,997      287,332         27,862       (276,174)       58,017
Equipment, capital leases and other notes, less
 current portion                                      165,460       49,279          2,239             --       216,978
Other long-term liabilities                                --        2,583            243             --         2,826
Stockholders' equity (deficit)                         54,325      (11,020)         4,422          6,598        54,325
                                                    ---------    ---------      ---------      ---------      --------
                                                    $ 238,782    $ 328,174      $  34,766      $(269,576)     $332,146
                                                    =========    =========      =========      =========      ========

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 2000
                             (AMOUNTS IN THOUSANDS)

                                                      PARENT
                                                      COMPANY       GUARANTOR      NON-GUARANTOR
                                                       ONLY        SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                       ----        ------------    ------------    ------------   ------------
                         ASSETS
Current assets:
   Cash and cash equivalents                         $      --      $  25,375        $   1,758       $      --      $ 27,133
   Trade accounts receivables, net                          --         32,841            7,757              --        40,598
   Other current assets                                     --          8,954              207              --         9,161
   Intercompany accounts receivables                   253,181         24,776               --        (277,957)           --
                                                     ---------      ---------        ---------       ---------      --------
     Total current assets                              253,181         91,946            9,722        (277,957)       76,892
Property and equipment, net                                 --        129,499           18,970              --       148,469
Investments in partnerships                                 --          1,782               --              --         1,782
Investments in consolidated subsidiaries               (12,639)         3,284               --           9,355            --
Other assets                                                --          7,799               --              --         7,799
Intangible assets, net                                      --         92,478            1,452              --        93,930
                                                     ---------      ---------        ---------       ---------      --------
                                                     $ 240,542      $ 326,788        $  30,144       $(268,602)     $328,872
                                                     =========      =========        =========       =========      ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of equipment, capital leases
    and other notes                                  $  18,393      $  10,809        $     263       $      --      $ 29,465
   Accounts payable and other accrued expenses              --         25,712              901              --        26,613
   Intercompany accounts payable                            --        253,181           24,776        (277,957)           --
                                                     ---------      ---------        ---------       ---------      --------
    Total current liabilities                           18,393        289,702           25,940        (277,957)       56,078
Equipment, capital leases and other notes, less
 current portion                                       170,662         47,257              848              --       218,767
Other long-term liabilities                                 --          2,468               72              --         2,540
Stockholders' equity (deficit)                          51,487        (12,639)           3,284           9,355        51,487
                                                     ---------      ---------        ---------       ---------      --------
                                                     $ 240,542      $ 326,788        $  30,144       $(268,602)     $328,872
                                                     =========      =========        =========       =========      ========

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                             (AMOUNTS IN THOUSANDS)

                                                      PARENT
                                                      COMPANY      GUARANTOR    NON-GUARANTOR
                                                        ONLY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATION    CONSOLIDATED
                                                        ----      ------------   ------------   -----------    ------------

Revenues                                               $   --       $42,438         $9,782         $    --        $52,220
Costs of operations                                        --        33,028          7,521              --         40,549
                                                       ------       -------         ------         -------        -------
    Gross profit                                           --         9,410          2,261              --         11,671

Corporate operating expenses                               --         2,702             --              --          2,702
                                                       ------       -------         ------         -------        -------
    Income from company operations                         --         6,708          2,261              --          8,969

Equity in earnings of unconsolidated partnerships          --           126             --              --            126
                                                       ------       -------         ------         -------        -------
    Operating income                                       --         6,834          2,261              --          9,095

Interest expense, net                                      --         5,467            565              --          6,032
                                                       ------       -------         ------         -------        -------
    Income before income taxes                             --         1,367          1,696              --          3,063

Provision for income taxes                                 --           306             --              --            306
                                                       ------       -------         ------         -------        -------
    Income before equity in income of
    consolidated subsidiaries                              --         1,061          1,696              --          2,757

Equity in income of consolidated subsidiaries           2,757         1,696             --          (4,453)            --
                                                       ------       -------         ------         -------        -------

    Net income                                         $2,757       $ 2,757         $1,696         $(4,453)       $ 2,757
                                                       ======       =======         ======         =======        =======

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                             (AMOUNTS IN THOUSANDS)


                                                     PARENT
                                                     COMPANY     GUARANTOR     NON-GUARANTOR
                                                      ONLY      SUBSIDIARIES   SUBSIDIARIES    ELIMINATION    CONSOLIDATED
                                                      ----      ------------   ------------    -----------    ------------

Revenues                                             $   --       $41,309         $4,857         $    --        $46,166
Costs of operations                                      --        34,061          4,035              --         38,096
                                                     ------       -------         ------         -------        -------
    Gross profit                                         --         7,248            822              --          8,070

Corporate operating expenses                             --         2,635             --              --          2,635
                                                     ------       -------         ------         -------        -------
    Income from company operations                       --         4,613            822              --          5,435

Equity in earnings of unconsolidated partnerships        --           178             --              --            178
                                                     ------       -------         ------         -------        -------
    Operating income                                     --         4,791            822              --          5,613

Interest expense, net                                    --         3,689            274              --          3,963
                                                     ------       -------         ------         -------        -------
    Income before income taxes                           --         1,102            548              --          1,650

Provision for income taxes                               --           330             --              --            330
                                                     ------       -------         ------         -------        -------
    Income before equity in income of
    consolidated subsidiaries                            --           772            548              --          1,320

Equity in income of consolidated subsidiaries         1,320           548             --          (1,868)            --
                                                     ------       -------         ------         -------        -------

    Net income                                       $1,320       $ 1,320         $  548         $(1,868)       $ 1,320
                                                     ======       =======         ======         =======        =======

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                             (AMOUNTS IN THOUSANDS)


                                                              PARENT
                                                              COMPANY     GUARANTOR     NON-GUARANTOR
                                                               ONLY      SUBSIDIARIES   SUBSIDIARIES     ELIMINATION   CONSOLIDATED
                                                               ----      ------------   ------------     -----------   ------------

OPERATING ACTIVITIES:
   Net income                                                 $ 2,757      $  2,757        $ 1,696        $ (4,453)     $  2,757
   Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                  --         9,100          1,240              --        10,340
    Equity in income of consolidated subsidiaries              (2,757)       (1,696)            --            4,453           --
Cash provided by (used in) changes in operating
 assets and liabilities:
   Trade accounts receivables                                      --        (3,299)        (2,210)             --        (5,509)
   Intercompany receivables, net                                4,517        (5,555)         1,038              --            --
   Other current assets                                            --          (261)            24              --          (237)
   Accounts payable and other accrued expenses                     --           148            110              --           258
                                                              -------      --------        -------        --------      --------
    Net cash provided by operating activities                   4,517         1,194          1,898              --         7,609
                                                              -------      --------        -------        --------      --------

INVESTING ACTIVITIES:
   Additions to property and equipment                             --       (11,359)        (1,110)             --       (12,469)
   Other                                                           --           140             --              --           140
                                                              -------      --------        -------        --------      --------
     Net cash used in investing activities                         --       (11,219)        (1,110)             --       (12,329)
                                                              -------      --------        -------        --------      --------

FINANCING ACTIVITIES:
   Proceeds from stock options exercised                           81            --             --              --            81
   Principal payments of debt and capital lease obligations    (4,598)       (2,791)          (123)             --        (7,512)
   Other                                                           --           115            171              --           286
                                                              -------      --------        -------        --------      --------
    Net cash provided by (used in) financing activities        (4,517)       (2,676)            48              --        (7,145)
                                                              -------      --------        -------        --------      --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   --       (12,701)           836              --       (11,865)

   Cash, beginning of period                                       --        25,375          1,758              --        27,133
                                                              -------      --------        -------        --------      --------
   Cash, end of period                                        $    --      $ 12,674        $ 2,594        $     --      $ 15,268
                                                              =======      ========        =======        ========      ========


                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                             (AMOUNTS IN THOUSANDS)

                                                             PARENT
                                                             COMPANY      GUARANTOR    NON-GUARANTOR
                                                              ONLY       SUBSIDIARIES  SUBSIDIARIES   ELIMINATION  CONSOLIDATED
                                                              ----       ------------  ------------   -----------  ------------

OPERATING ACTIVITIES:
   Net income                                                $ 1,320       $  1,320       $   548       $(1,868)      $  1,320
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                 --          6,849           714            --          7,563
    Amortization of deferred gain on debt restructure             --             (8)           --            --             (8)
    Equity in income of consolidated subsidiaries             (1,320)          (548)           --         1,868             --
Cash provided by (used in) changes in operating assets
 and liabilities:

   Trade accounts receivables                                     --         (3,134)          (10)           --         (3,144)
   Intercompany receivables, net                              (2,521)         2,921          (400)           --             --
   Other current assets                                           --           (906)          (25)           --           (931)
   Accounts payable and other accrued expenses                    --          2,529            30            --          2,559
                                                             -------       --------       -------       -------       --------
    Net cash provided by (used in) operating activities       (2,521)         9,023           857            --          7,359
                                                             -------       --------       -------       -------       --------

INVESTING ACTIVITIES:
   Acquisitions of Centers, Fixed and Mobile Facilities           --         (1,433)           --            --         (1,433)
   Additions to property and equipment                            --         (5,765)         (283)           --         (6,048)
   Other                                                          --            (76)           --            --            (76)
                                                             -------       --------       -------       -------       --------
     Net cash used in investing activities                        --         (7,274)         (283)           --         (7,557)
                                                             -------       --------       -------       -------       --------

FINANCING ACTIVITIES:
   Proceeds from stock options exercised                           5             --            --            --              5
   Principal payments of debt and capital lease obligations   (2,484)          (694)          (13)           --         (3,191)
   Proceeds from issuance of debt                              5,000             --            --            --          5,000
   Other                                                          --             --           (24)           --            (24)
                                                             -------       --------       -------       -------       --------
    Net cash provided by (used in) financing activities        2,521           (694)          (37)           --          1,790
                                                             -------       --------       -------       -------       --------

INCREASE IN CASH AND CASH EQUIVALENTS                             --          1,055           537            --          1,592

   Cash, beginning of period                                      --         12,709         1,585            --         14,294
                                                             -------       --------       -------       -------       --------
   Cash, end of period                                       $    --       $ 13,764       $ 2,122       $    --       $ 15,886
                                                             =======       ========       =======       =======       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this report that are not purely historical or which might be considered an opinion or projection concerning the Company or its business, whether express or implied, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include statements regarding the Company's expectations, intentions, plans or strategies regarding the future. All forward-looking statements included in this report are based upon information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those described or implied in such forward-looking statements because of certain factors which could affect the Company. Such forward-looking statements should be evaluated in light of the following factors: availability of financing; limitations and delays in reimbursement by third party payors; contract renewals and financial stability of customers; technology changes; governmental regulations; conditions within the health care environment; adverse utilization trends for certain diagnostic imaging procedures; aggressive competition; general economic factors; successful integration of acquisitions; and the risk factors described in the Company's periodic filings with the Securities and Exchange Commission (SEC) on Forms 10-K, 10-Q and 8-K (if any) and the factors described under "Risk Factors" in the Company's Registration Statement on Form S-4, filed with the SEC on August 4, 1998, and any amendments thereto.

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

In fiscal 2000, the Company opened the following: its second radiology co-source outpatient Fixed Facility in Granada Hills, California; its third radiology co-source outpatient Center in Henderson, Nevada; and an Open MRI Fixed Facility in Pleasanton, California. These were financed through both capital leases with General Electric Company (GE) and internally generated funds. In fiscal 2000, the Company closed an Open MRI Fixed Facility in Atlanta, Georgia.

In fiscal 2001, the Company opened its fourth radiology co-source Fixed Facility in Marina del Rey, California, which was financed with a capital lease from GE and a PET Fixed Facility in Louisville, Kentucky, which was financed with outside financing.

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

The Company also has the following credit facilities with Bank of America, N.A.:
(i) a $50 million term loan which matures in June 2004, (ii) a $25 million working capital facility which expires in June 2003, and (iii) a $75 million acquisition facility which matures in June 2004, the availability of which expired on June 12, 2000 (Bank Financing). Borrowings under the Bank Financing bear interest at LIBOR plus 1.75%. The Company is required to pay an annual unused facility fee of 0.375 percent, payable quarterly, on unborrowed amounts under the working capital facility. At September 30, 2000, there were approximately $33.1 million and $51.3 million in borrowings under the term loan and the acquisition facilities, respectively; however, there were no borrowings under the working capital facility. The Company did not completely utilize the acquisition facility prior to its expiration and until alternate financing sources can be arranged, the Company will have to utilize its own internally generated funds to complete future acquisitions. As of September 30, 2000, the Company had cash on hand of approximately $15.3 million, which it may utilize to consummate such acquisitions. As of November 3, 2000, the Company had borrowing availability of approximately $25 million under the working capital facility.

Net cash provided by operating activities was approximately $7.6 million for the three months ended September 30, 2000. Cash provided by operating activities resulted primarily from net income before depreciation and amortization (approximately $13.1 million) and an increase in accounts payable and other accrued expenses (approximately $0.3 million), offset by an increase in trade accounts receivables (approximately $5.5 million). The increase in trade accounts receivables is due primarily to the Company's acquisitions in fiscal 2000.

Net cash used in investing activities was approximately $12.3 million for the three months ended September 30, 2000. Cash used in investing activities resulted primarily from the Company purchasing or upgrading diagnostic imaging equipment at its existing facilities (approximately $12.5 million).

Net cash used in financing activities was approximately $7.1 million for the three months ended September 30, 2000, resulting primarily from principal payments of debt and capital lease obligations (approximately $7.5 million).

The Company has committed to purchase or lease in connection with the development of new Mobile Facilities and replacement of diagnostic imaging equipment at Centers, Fixed and Mobile Facilities, at an aggregate cost of approximately $11.9 million, eight diagnostic imaging systems for delivery through January 31, 2001. The

Company expects to use either internally generated funds or leases from GE and others to finance the purchase of such equipment. The Company may purchase, lease or upgrade other diagnostic imaging systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new imaging centers are developed in accordance with the Company's business strategy.

Effective December 1, 1999, the Company purchased 38 pieces of diagnostic imaging equipment from GE by converting operating leases to capital leases. The capital leases bear interest at 9% per annum, have 48 to 72 month terms and contain a $1.00 buyout at the end of each lease. The total purchase price was approximately $45 million. For the three months ended September 30, 2000, equipment lease expense was reduced by approximately $3.0 million, and depreciation and interest combined was increased by approximately the same amount. The Company believes, on an annualized basis, equipment lease expense will be reduced by approximately $12 million, and depreciation and interest will be increased by approximately the same amount. During the three months ended September 30, 2000, the Company also purchased four pieces of diagnostic imaging equipment which were financed through capital leases with GE. The total purchase price was approximately $7.4 million.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SEPTEMBER 30, 1999

REVENUES: Revenues increased approximately 13.0% from approximately $46.2 million for the three months ended September 30, 1999, to approximately $52.2 million for the three months ended September 30, 2000. This increase was due primarily to the acquisitions and opened Fixed Facilities discussed above (approximately $3.2 million) and an increase in contract services, patient services and other revenues (approximately $2.8 million) at existing facilities, as a result of refocused sales efforts and incentive initiatives implemented at the existing facilities.

Contract services revenues increased approximately 6.9% from approximately $24.6 million for the three months ended September 30, 1999, to approximately $26.3 million for the three months ended September 30, 2000. This increase was due to the addition of three Mobile Facilities and a combination of higher utilization and more fixed monthly fee contracts at the Company's existing mobile customer base.

Contract services revenues, primarily earned by its Mobile Facilities, represented approximately 50% of total revenues for the three months ended September 30, 2000. Each year approximately one-quarter to one-third of the contract services agreements are subject to renewal. It is expected that some high volume customer accounts will elect not to renew their agreements and instead will purchase or lease their own diagnostic imaging equipment and some customers may choose an alternative services provider. In the past where agreements have not been renewed, the Company has been able to obtain replacement customer accounts. While some replacement accounts have initially been smaller than the lost accounts, such replacement accounts revenues have generally increased over the term of the agreement. The non-renewal of a single customer agreement would not have a material impact on the Company's contract services revenues; however, non-renewal of several agreements could have a material impact on contract services revenues.

In addition, the Company's contract services revenues with regard to its Mobile Facilities in certain markets depend in part on some customer accounts with high volume. If the future reimbursement levels of such customers were to decline or cease or if such customers were to become financially insolvent and if such agreements were not replaced with new accounts or with the expansion of services on existing accounts, the Company's contract services revenues would be adversely affected. As a result of the implementation of the new Outpatient Prospective Payment System (OPPS) for outpatient services, the Company's contract services revenues could be adversely affected.

Effective August 1, 2000, Medicare will pay hospitals for outpatient services based on ambulatory payment classification (APC) groups rather than on a hospital's costs. Each APC has been assigned a payment weight by the Health Care Financing Administration. Under the new OPPS, the payment due a hospital for performing an outpatient service will be an amount based on the APC weight, a dollar based conversion factor, a geographic adjustment factor to account for area labor cost differences and any other adjustments applicable to the hospital or case. Because the new OPPS may initially have a severe adverse economic effect on hospitals, Congress enacted additional legislation in the Balanced Budget Refinement Act of 1999 (BBA) to ease such effect for a specific period of time (through 2003). Under the BBA, hospitals may receive additional payments for new technologies, transitional pass-through for innovative medical devices, drugs and biologics, outlier adjustments and transitional payment corridors.

The Company believes that the impact of the new OPPS on hospital payments for diagnostic imaging services - especially for MRI and CT services - may cause hospitals to consider restructuring their outpatient diagnostic imaging services as freestanding centers which are unaffected by the new OPPS. This may provide the Company with additional opportunities for its radiology co-source product which involves the joint ownership and management of single and multi-modality imaging centers with hospitals. Given the infancy and complexity of the new OPPS it is difficult to determine whether hospitals will be receiving less from Medicare (after they take advantage of the additional payments that may be available under the BBA) and to what extent they will attempt to renegotiate existing contractual arrangements. However, a reduction in contractual rates for several customers could have a material impact on the Company's contract services revenues.

Patient services revenues increased approximately 23.6% from approximately $20.8 million for the three months ended September 30, 1999, to approximately $25.7 million for the three months ended September 30, 2000. This increase was due primarily to the acquisitions and opened Fixed Facilities discussed above (approximately $3.2 million) and an increase in revenues at existing facilities (approximately $1.7 million). The increase at existing facilities was due to higher utilization (approximately 8%), partially offset by nominal changes in reimbursement from third party payors (less than 1%).

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

COSTS OF OPERATIONS: Costs of operations increased approximately 6.3% from approximately $38.1 million for the three months ended September 30, 1999, to approximately $40.5 million for the three months ended September 30, 2000. This increase was due primarily to an increase in costs due to the acquisitions and opened Fixed Facilities discussed above (approximately $2.0 million) and an increase in costs at existing facilities (approximately $0.4 million).

Costs of operations, as a percentage of total revenues, decreased from approximately 82.5% for the three months ended September 30, 1999, to approximately 77.7% for the three months ended September 30, 2000. The percentage decrease is due primarily to reduced costs in equipment leases, equipment maintenance, occupancy and travel costs, offset by higher depreciation and amortization, salary and benefits and supply costs. The Company is continuing its effort to improve operating efficiencies through cost reduction initiatives, which are focused primarily on costs for occupancy, marketing, supplies, salary and benefits and diagnostic imaging equipment costs, including lease, depreciation and maintenance.

CORPORATE OPERATING EXPENSES: Corporate operating expenses increased approximately 3.8%, from approximately $2.6 million for the three months ended September 30, 1999, to approximately $2.7 million for the three months ended September 30, 2000. This increase was due primarily to additional information systems costs, offset by a decrease in salaries and benefits associated with the Company's acquisition and development activities and reduced travel and occupancy costs. Corporate operating expenses, as a percentage of total revenues, decreased from approximately 5.7% for the three months ended September 30, 1999, to approximately 5.2% for the three months ended September 30, 2000.

INTEREST EXPENSE, NET: Interest expense, net increased approximately 50.0% from approximately $4.0 million for the three months ended September 30, 1999, to approximately $6.0 million for the three months ended September 30, 2000. This increase was due primarily to additional debt related to (i) the acquisitions discussed above, (ii) the buy-out of operating leases discussed above, (iii) the Company upgrading its existing diagnostic imaging equipment, and (iv) higher interest rates on the Company's floating rate debt, offset by reduced interest as a result of amortization of long-term debt.

PROVISION FOR INCOME TAXES: For the three months ended Septemer 30, 2000, the effective tax rate decreased to approximately 10% from approximately 20% for the three months ended September 30, 1999, primarily as a result of the effects of benefits from the Company's net operating loss carryforwards. At the beginning of each fiscal year, the Company estimates its effective tax rate for the fiscal year. In addition, the Company periodically reviews the effective tax rate in light of certain factors, including actual operating income, acquisitions completed and new business development and the effects of benefits from the Company's net operating loss carryforwards. This review may result in an increase or decrease in the effective tax rate during the fiscal year.

EBITDA: Earnings before interest, taxes, depreciation and amortization (EBITDA) increased approximately 47.0% from approximately $13.2 million for the three months ended September 30, 1999, to approximately $19.4 million for the three months ended September 30, 2000. This increase was primarily due to higher revenues at existing facilities as a result of the revenue enhancing efforts described above, lower costs of services as a result of the cost reduction initiatives described above, and decreased equipment lease expense as a result of the buy-out of capital leases discussed above.

INCOME PER COMMON AND CONVERTED PREFERRED SHARE: On a diluted basis, net income per common and converted preferred share was $0.29 for the three months ended September 30, 2000, compared to net income per common and converted preferred share of $0.14 for the same period in 1999. The increase in net income per common and converted preferred share is the result of increased income from company operations and a decrease in provision for income taxes, offset by a decrease in earnings of unconsolidated partnerships, as a result of start-up losses at two of the Company's new partnerships, and increased interest expense.

NEW PRONOUNCEMENTS

In the first quarter of fiscal 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No.
138, (collectively SFAS 133). SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS 133 an entity may designate a derivative as a hedge of exposure to either changes in: (a) fair value of a recognized asset or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings. The adoption of SFAS 133 did not have a material impact on the Company's financial condition or results of operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk exposure relates primarily to interest rates, where the Company will periodically use interest rate swaps to hedge interest rates on long-term debt under its Bank Financing. The Company does not engage in activities using complex or highly leveraged instruments.

At September 30, 2000, the Company had long-term debt of approximately $84.4 million, which has floating rate terms. The Company also had outstanding an interest rate swap, converting $37.3 million of its floating rate debt to fixed rate debt. The impact of the interest rate swap is not material to the Company's results of operations.

PART II  -  OTHER INFORMATION

       ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      EXHIBITS

                           There are none.

                  (b)      REPORTS ON FORM 8-K

                           On August 14, 2000, the Company filed with the SEC an Amendment No. 1 to Current Report on Form 8-K/A under
                           Item 7. thereof, filing the financial statements for Wilkes-Barre Imaging for the years ended December 31, 1999 and 1998 and the three months ended March 31, 2000 and 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INSIGHT HEALTH SERVICES CORP.

                                       /s/   Steven T. Plochocki
                                       -----------------------------------------
                                       Steven T. Plochocki, President and
                                       Chief Executive Officer



                                       /s/   Thomas V. Croal
                                       -----------------------------------------
                                       Thomas V. Croal, Executive Vice
                                       President and Chief Financial Officer


                                       November 13, 2000