Form 10-Q
period 2000-12-31
INSIGHT HEALTH SERVICES CORP
filed 2001-02-02
CIK 1012697

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                    FORM 10-Q
(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to                 .
                                        ----------------    ----------------

                         Commission file number 0-28622

                          INSIGHT HEALTH SERVICES CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       DELAWARE                          33-0702770
           ---------------------------------      ------------------------
             (State or other jurisdiction            (I.R.S. Employer
           of incorporation or organization)        Identification No.)

            4400 MACARTHUR BLVD., SUITE 800, NEWPORT BEACH, CA 92660
    ---------------------------------------------------------------------------
               (Address of principal executive offices)     (Zip code)

                                 (949) 476-0733
             ------------------------------------------------------
               (Registrant's telephone number including area code)


                                       N/A
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X     No
                             ------     -----


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 2,995,406 shares of Common Stock as of January 26, 2001.

                  The number of pages in this Form 10-Q is 26.

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                                    PAGE  NUMBER
PART I.    FINANCIAL INFORMATION

     ITEM 1.    FINANCIAL STATEMENTS

                Condensed Consolidated Balance Sheets as of December 31, 2000
                    and June 30, 2000 (unaudited)                                                         3

                Condensed Consolidated Statements of Income
                    for the six months ended December 31, 2000 and 1999 (unaudited)                       4

                Condensed Consolidated Statements of Income
                    for the three months ended December 31, 2000 and 1999 (unaudited)                     5

                Condensed Consolidated Statements of Cash Flows for the six
                    months ended December 31, 2000 and 1999 (unaudited)                                   6

                Notes to Condensed Consolidated Financial Statements                                      7-17

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                                                       18-24

     ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                24

PART II.   OTHER INFORMATION

     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                       25

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                          25

SIGNATURES                                                                                                26

ITEM 1.  FINANCIAL STATEMENTS

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                            December 31,          June 30,
                                                                                                2000                2000
                                                                                          -----------------   -----------------
                                         ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                                   $  15,147           $  27,133
     Trade accounts receivables, net                                                                44,694              40,598
     Other current assets                                                                            9,902               9,161
                                                                                          -----------------   -----------------
       Total current assets                                                                         69,743              76,892

PROPERTY AND EQUIPMENT, net of accumulated depreciation
     and amortization of $73,786 and $62,805, respectively                                         156,854             148,469

INVESTMENTS IN PARTNERSHIPS                                                                          1,647               1,782
OTHER ASSETS                                                                                         7,287               7,799
INTANGIBLE ASSETS, net                                                                              91,575              93,930
                                                                                          -----------------   -----------------
                                                                                                 $ 327,106           $ 328,872
                                                                                          =================   =================

                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of equipment, capital leases  and other notes                               $  31,927           $  29,465
     Accounts payable and other accrued expenses                                                    23,779              26,613
                                                                                          -----------------   -----------------
       Total current liabilities                                                                    55,706              56,078
                                                                                          -----------------   -----------------

LONG-TERM LIABILITIES:
     Equipment, capital leases and other notes, less current portion                               211,135             218,767
     Other long-term liabilities                                                                     2,961               2,540
                                                                                          -----------------   -----------------
       Total long-term liabilities                                                                 214,096             221,307
                                                                                          -----------------   -----------------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 3,500,000 shares authorized:
       Convertible Series B preferred stock, 25,000 shares outstanding at
         December 31, 2000 and June 30, 2000, respectively, with a liquidation
         preference of  $25,000 as of December 31, 2000                                             23,923              23,923
       Convertible Series C preferred stock, 27,953 shares outstanding at
         December 31, 2000 and June 30, 2000, respectively, with a liquidation
         preference of  $27,953 as of December 31, 2000                                             13,173              13,173
     Common stock, $.001 par value, 25,000,000 shares authorized:
       2,995,406 and 2,979,293 shares outstanding at December 31, 2000
       and June 30, 2000, respectively                                                                   3                   3
     Additional paid-in capital                                                                     23,832              23,743
     Accumulated deficit                                                                            (3,627)             (9,355)
                                                                                          -----------------   -----------------
       Total stockholders' equity                                                                   57,304              51,487
                                                                                          -----------------   -----------------
                                                                                                 $ 327,106           $ 328,872
                                                                                          =================   =================

         The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                   Six Months Ended
                                                                                                     December 31,
                                                                                         -------------------------------------
                                                                                               2000                1999
                                                                                         -----------------   -----------------
REVENUES:
     Contract services                                                                           $ 52,168            $ 49,384
     Patient services                                                                              51,503              41,898
     Other                                                                                            343               1,005
                                                                                         -----------------   -----------------
       Total revenues                                                                             104,014              92,287
                                                                                         -----------------   -----------------

COSTS OF OPERATIONS:
     Costs of services                                                                             53,646              49,751
     Provision for doubtful accounts                                                                1,672               1,412
     Equipment leases                                                                               4,637               9,232
     Depreciation and amortization                                                                 20,936              15,195
                                                                                         -----------------   -----------------
       Total costs of operations                                                                   80,891              75,590
                                                                                         -----------------   -----------------

       Gross profit                                                                                23,123              16,697

CORPORATE OPERATING EXPENSES                                                                        5,277               5,439
                                                                                         -----------------   -----------------

       Income from company operations                                                              17,846              11,258

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS                                                     425                 403
                                                                                         -----------------   -----------------

       Operating income                                                                            18,271              11,661

INTEREST EXPENSE, net                                                                              11,907               8,359
                                                                                         -----------------   -----------------

       Income before income taxes                                                                   6,364               3,302

PROVISION FOR INCOME TAXES                                                                            636                 660
                                                                                         -----------------   -----------------

       Net income                                                                                $  5,728           $   2,642
                                                                                         =================   =================

INCOME PER COMMON AND CONVERTED PREFERRED SHARE:
       Basic                                                                                     $   0.61            $   0.29
                                                                                         =================   =================
       Diluted                                                                                   $   0.60            $   0.28
                                                                                         =================   =================

WEIGHTED AVERAGE NUMBER OF COMMON AND
     CONVERTED PREFERRED SHARES OUTSTANDING:
       Basic                                                                                    9,314,725           9,227,438
                                                                                         =================   =================
       Diluted                                                                                  9,528,571           9,380,227
                                                                                         =================   =================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                  Three Months Ended
                                                                                                     December 31,
                                                                                         -------------------------------------
                                                                                               2000                1999
                                                                                         -----------------   -----------------
REVENUES:
     Contract services                                                                           $ 25,889            $ 24,795
     Patient services                                                                              25,792              21,078
     Other                                                                                            113                 248
                                                                                         -----------------   -----------------
       Total revenues                                                                              51,794              46,121
                                                                                         -----------------   -----------------

COSTS OF OPERATIONS:
     Costs of services                                                                             26,562              25,054
     Provision for doubtful accounts                                                                  839                 662
     Equipment leases                                                                               2,345               4,146
     Depreciation and amortization                                                                 10,596               7,632
                                                                                         -----------------   -----------------
       Total costs of operations                                                                   40,342              37,494
                                                                                         -----------------   -----------------

       Gross profit                                                                                11,452               8,627

CORPORATE OPERATING EXPENSES                                                                        2,575               2,804
                                                                                         -----------------   -----------------

       Income from company operations                                                               8,877               5,823

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS                                                     299                 225
                                                                                         -----------------   -----------------

       Operating income                                                                             9,176               6,048

INTEREST EXPENSE, net                                                                               5,875               4,396
                                                                                         -----------------   -----------------

       Income before income taxes                                                                   3,301               1,652

PROVISION FOR INCOME TAXES                                                                            330                 330
                                                                                         -----------------   -----------------

       Net income                                                                                $  2,971            $  1,322
                                                                                         =================   =================

INCOME PER COMMON AND CONVERTED PREFERRED SHARE:
       Basic                                                                                     $   0.32            $   0.14
                                                                                         =================   =================
       Diluted                                                                                   $   0.31            $   0.14
                                                                                         =================   =================

WEIGHTED AVERAGE NUMBER OF COMMON AND
     CONVERTED PREFERRED SHARES OUTSTANDING:
       Basic                                                                                    9,317,532           9,252,946
                                                                                         =================   =================
       Diluted                                                                                  9,551,802           9,401,721
                                                                                         =================   =================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                                    Six Months Ended
                                                                                                       December 31,
                                                                                          -------------------------------------
                                                                                                2000                1999
                                                                                          -----------------   -----------------
OPERATING ACTIVITIES:
     Net income                                                                                  $   5,728           $   2,642
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                                                20,936              15,195
       Amortization of deferred gain on debt restructure                                                 -                 (14)
     Cash used in changes in operating assets and liabilities:
       Trade accounts receivables                                                                   (4,096)             (4,292)
       Other current assets                                                                           (741)               (806)
       Accounts payable and other accrued expenses                                                  (2,834)             (2,463)
                                                                                          -----------------   -----------------
         Net cash provided by operatingt activities                                                 18,993              10,262
                                                                                          -----------------   -----------------

INVESTING ACTIVITIES:
     Acquisition of Centers, Fixed and Mobile Facilities                                                 -              (1,433)
     Additions to property and equipment                                                           (18,642)            (10,707)
     Other                                                                                            (273)               (147)
                                                                                          -----------------   -----------------
         Net cash used in investing activities                                                     (18,915)            (12,287)
                                                                                          -----------------   -----------------

FINANCING ACTIVITIES:
     Proceeds from stock options exercised                                                              89                  88
     Principal payments of debt and capital lease obligations                                      (15,074)             (7,513)
     Proceeds from issuance of debt                                                                  2,500               5,000
     Other                                                                                             421                 (159)
                                                                                          -----------------   -----------------
         Net cash used in financing activities                                                     (12,064)             (2,584)
                                                                                          -----------------   -----------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                              (11,986)             (4,609)

     Cash, beginning of period                                                                      27,133              14,294
                                                                                          -----------------   -----------------
     Cash, end of period                                                                         $  15,147            $  9,685
                                                                                          =================   =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                                                               $  11,000            $  7,843
                                                                                          =================   =================
     Income taxes paid                                                                           $     199            $    252
                                                                                          =================   =================
     Equipment additions under capital leases                                                    $   7,404            $ 52,160
                                                                                          =================   =================

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

The Company provides diagnostic imaging, treatment and related management services in 29 states throughout the United States. The Company's services are provided through a network of 81 mobile magnetic resonance imaging (MRI) facilities (Mobile Facilities), 40 fixed-site MRI facilities (Fixed Facilities), 26 multi-modality imaging centers (Centers), four mobile lithotripsy facilities, two mobile positron emission therapy (PET) facilities, one Leksell Stereotactic Gamma Knife treatment center, one PET Fixed Facility and one radiation oncology center. An additional radiation oncology center is operated by the Company as part of one of its Centers. The Company's operations are located throughout the United States, with a substantial presence in California, Texas, New England, the Carolinas and the Midwest (Illinois, Indiana and Ohio).

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

2.  INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all of the information and disclosures required by accounting principles generally accepted in the United States for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of the Company's Annual Report on Form 10-K for the period ended June 30, 2000 filed with the Securities and Exchange Commission (SEC) on September 7, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for fair presentation of results for the period have been included. The results of operations for the six months ended December 31, 2000 are not necessarily indicative of the results to be achieved for the full fiscal year.

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

Set forth below is the summarized combined financial data of the Company's 50 percent controlled entity which is consolidated (amounts in thousands):

                                                            December 31,         June 30,
                                                               2000                2000
                                                         -----------------   -----------------
                                                                       (unaudited)
Condensed Combined Balance Sheet Data:
     Current assets                                               $ 1,359             $ 1,490
     Total assets                                                   1,615               1,706
     Current liabilities                                              495                 623
     Minority interest equity                                         459                 441

                                                                  Six Months Ended                     Three Months Ended
                                                                    December 31,                          December 31,
                                                       -------------------------------------   -----------------------------------
                                                             2000                1999                2000               1999
                                                       -----------------   -----------------   -----------------   ---------------
                                                                     (unaudited)                           (unaudited)
Condensed Combined Statement of Income Data:
     Net revenues                                               $ 2,842             $ 2,772             $ 1,378            $ 1,355
     Expenses                                                     1,908               1,752                 908                893
     Provision for center profit distribution                       467                 510                 235                231
                                                       -----------------   -----------------   -----------------   ----------------
     Net income                                                 $   467             $   510             $   235            $   231
                                                       =================   =================   =================   ================

The provision for center profit distribution shown above represents the minority interest in the income of this combined entity.

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

A reconciliation of basic and diluted share computations is as follows:

                                                                  Six Months Ended                     Three Months Ended
                                                                    December 31,                          December 31,
                                                         ------------------------------------  ------------------------------------
                                                               2000               1999               2000               1999
                                                         -----------------   ----------------  -----------------   ----------------
                                                                       (unaudited)                           (unaudited)
Average common stock outstanding                                2,992,069          2,904,782          2,994,876          2,930,290
Effect of preferred stock                                       6,322,656          6,322,656          6,322,656          6,322,656
                                                         -----------------   ----------------  -----------------   ----------------
Denominator for basic EPS                                       9,314,725          9,227,438          9,317,532          9,252,946
Dilutive effect of stock options and warrants                     213,846            152,789            234,270            148,775
                                                         -----------------   ----------------  -----------------   ----------------
                                                                9,528,571          9,380,227          9,551,802          9,401,721
                                                         =================   ================  =================   ================

5.  SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The Company's payment obligations under the 9 5/8% senior subordinated notes, issued by the Company (the Parent Company), are guaranteed by certain of the Company's wholly owned subsidiaries (the Guarantor Subsidiaries). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of income, and statements of cash flows information for the Company (Parent Company Only), for the Guarantor Subsidiaries and for the Company's other subsidiaries (the Non-Guarantor Subsidiaries). The supplemental financial information reflects the investments of the Company and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
                                DECEMBER 31, 2000
                             (AMOUNTS IN THOUSANDS)

                                                                   PARENT
                                                                   COMPANY     GUARANTOR   NON-GUARANTOR
                                                                     ONLY     SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                                  ---------   ------------ -------------  ------------ ------------
 Current assets:
    Cash and cash equivalents                                     $    --      $  13,539     $   1,608     $    --      $  15,147
    Trade accounts receivables, net                                    --         34,797         9,897          --         44,694
    Other current assets                                               --          9,649           253          --          9,902
    Intercompany accounts receivables                               248,289       24,674          --        (272,963)        --
                                                                  ---------    ---------     ---------     ---------    ---------
      Total current assets                                          248,289       82,659        11,758      (272,963)      69,743
 Property and equipment, net                                           --        136,603        20,251          --        156,854
 Investments in partnerships                                           --          1,647          --            --          1,647
 Investments in consolidated subsidiaries                            (8,626)       4,999          --           3,627         --
 Other assets                                                          --          7,287          --            --          7,287
 Intangible assets, net                                                --         90,185         1,390          --         91,575
                                                                  ---------    ---------     ---------     ---------    ---------
                                                                  $ 239,663    $ 323,380     $  33,399     $(269,336)   $ 327,106
                                                                  =========    =========     =========     =========    =========

              LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current portion of equipment, capital leases and other notes  $  19,601    $  11,838     $     488     $    --      $  31,927
    Accounts payable and other accrued expenses                        --         22,856           923          --         23,779
    Intercompany accounts payable                                      --        248,289        24,674      (272,963)        --
                                                                  ---------    ---------     ---------     ---------    ---------
     Total current liabilities                                       19,601      282,983        26,085      (272,963)      55,706
 Equipment, capital leases and other notes, less current portion    162,758       46,264         2,113          --        211,135
 Other long-term liabilities                                           --          2,759           202          --          2,961
 Stockholders' equity (deficit)                                      57,304       (8,626)        4,999         3,627       57,304
                                                                  ---------    ---------     ---------     ---------    ---------
                                                                  $ 239,663    $ 323,380     $  33,399     $(269,336)   $ 327,106
                                                                  =========    =========     =========     =========    =========

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 2000
                             (AMOUNTS IN THOUSANDS)

                                                                   PARENT
                                                                   COMPANY     GUARANTOR   NON-GUARANTOR
                                                                     ONLY     SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                                  ---------   ------------ -------------  ------------ ------------
                             ASSETS
 Current assets:
    Cash and cash equivalents                                     $    --      $  25,375     $   1,758     $    --      $  27,133
    Trade accounts receivables, net                                    --         32,841         7,757          --         40,598
    Other current assets                                               --          8,954           207          --          9,161
    Intercompany accounts receivables                               253,181       24,776          --        (277,957)        --
                                                                  ---------    ---------     ---------     ---------    ---------
      Total current assets                                          253,181       91,946         9,722      (277,957)      76,892
 Property and equipment, net                                           --        129,499        18,970          --        148,469
 Investments in partnerships                                           --          1,782          --            --          1,782
 Investments in consolidated subsidiaries                           (12,639)       3,284          --           9,355         --
 Other assets                                                          --          7,799          --            --          7,799
 Intangible assets, net                                                --         92,478         1,452          --         93,930
                                                                  ---------    ---------     ---------     ---------    ---------
                                                                  $ 240,542    $ 326,788     $  30,144     $(268,602)   $ 328,872
                                                                  =========    =========     =========     =========    =========

              LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current portion of equipment, capital leases and other notes  $  18,393    $  10,809     $     263     $    --      $  29,465
    Accounts payable and other accrued expenses                        --         25,712           901          --         26,613
    Intercompany accounts payable                                      --        253,181        24,776      (277,957)        --
                                                                  ---------    ---------     ---------     ---------    ---------
     Total current liabilities                                       18,393      289,702        25,940      (277,957)      56,078
 Equipment, capital leases and other notes, less current portion    170,662       47,257           848          --        218,767
 Other long-term liabilities                                           --          2,468            72          --          2,540
 Stockholders' equity (deficit)                                      51,487      (12,639)        3,284         9,355       51,487
                                                                  ---------    ---------     ---------     ---------    ---------
                                                                  $ 240,542    $ 326,788     $  30,144     $(268,602)   $ 328,872
                                                                  =========    =========     =========     =========    =========


                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
                             (AMOUNTS IN THOUSANDS)

                                                                PARENT
                                                                COMPANY     GUARANTOR   NON-GUARANTOR
                                                                  ONLY     SUBSIDIARIES  SUBSIDIARIES  ELIMINATION  CONSOLIDATED
                                                               ---------   ------------ -------------  -----------  ------------
 Revenues                                                      $    --      $  84,709     $  19,305     $    --      $ 104,014
 Costs of operations                                                --         65,865        15,026          --         80,891
                                                               ---------    ---------     ---------     ---------    ---------
     Gross profit                                                   --         18,844         4,279          --         23,123

 Corporate operating expenses                                       --          5,277          --            --          5,277
                                                               ---------    ---------     ---------     ---------    ---------
     Income from company operations                                 --         13,567         4,279          --         17,846

 Equity in earnings of unconsolidated partnerships                  --            425          --            --            425
                                                               ---------    ---------     ---------     ---------    ---------
     Operating income                                               --         13,992         4,279          --         18,271

 Interest expense, net                                              --         10,758         1,149          --         11,907
                                                               ---------    ---------     ---------     ---------    ---------
     Income before income taxes                                     --          3,234         3,130          --          6,364

 Provision for income taxes                                         --            636          --            --            636
                                                               ---------    ---------     ---------     ---------    ---------
     Income before equity in income of
     consolidated subsidiaries                                      --          2,598         3,130          --          5,728

 Equity in income of consolidated subsidiaries                     5,728        3,130          --          (8,858)        --
                                                               ---------    ---------     ---------     ---------    ---------

     Net income                                                $   5,728    $   5,728     $   3,130     $  (8,858)   $   5,728
                                                               =========    =========     =========     =========    =========

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                                                  PARENT
                                                                  COMPANY     GUARANTOR   NON-GUARANTOR
                                                                    ONLY     SUBSIDIARIES  SUBSIDIARIES  ELIMINATION CONSOLIDATED
                                                                 ---------   ------------ -------------  ----------- ------------
 Revenues                                                        $    --      $  82,700     $   9,587     $    --      $  92,287
 Costs of operations                                                  --         67,525         8,065          --         75,590
                                                                 ---------    ---------     ---------     ---------    ---------
     Gross profit                                                     --         15,175         1,522          --         16,697

 Corporate operating expenses                                         --          5,439          --            --          5,439
                                                                 ---------    ---------     ---------     ---------    ---------
     Income from company operations                                   --          9,736         1,522          --         11,258

 Equity in earnings of unconsolidated partnerships                    --            403          --            --            403
                                                                 ---------    ---------     ---------     ---------    ---------
     Operating income                                                 --         10,139         1,522          --         11,661

 Interest expense, net                                                --          7,810           549          --          8,359
                                                                 ---------    ---------     ---------     ---------    ---------
     Income before income taxes                                       --          2,329           973          --          3,302

 Provision for income taxes                                           --            660          --            --            660
                                                                 ---------    ---------     ---------     ---------    ---------
     Income before equity in income of
     consolidated subsidiaries                                        --          1,669           973          --          2,642

 Equity in income of consolidated subsidiaries                       2,642          973          --          (3,615)        --
                                                                 ---------    ---------     ---------     ---------    ---------

     Net income                                                  $   2,642    $   2,642     $     973     $  (3,615)   $   2,642
                                                                 =========    =========     =========     =========    =========


                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2000
                             (AMOUNTS IN THOUSANDS)

                                                                 PARENT
                                                                 COMPANY     GUARANTOR   NON-GUARANTOR
                                                                   ONLY     SUBSIDIARIES  SUBSIDIARIES  ELIMINATION  CONSOLIDATED
                                                                ---------   ------------ -------------  -----------  ------------
Revenues                                                        $    --      $  42,271     $   9,523     $    --      $  51,794
Costs of operations                                                  --         32,837         7,505          --         40,342
                                                                ---------    ---------     ---------     ---------    ---------
    Gross profit                                                     --          9,434         2,018          --         11,452

Corporate operating expenses                                         --          2,575          --            --          2,575
                                                                ---------    ---------     ---------     ---------    ---------
    Income from company operations                                   --          6,859         2,018          --          8,877

Equity in earnings of unconsolidated partnerships                    --            299          --            --            299
                                                                ---------    ---------     ---------     ---------    ---------
    Operating income                                                 --          7,158         2,018          --          9,176

Interest expense, net                                                --          5,291           584          --          5,875
                                                                ---------    ---------     ---------     ---------    ---------
    Income before income taxes                                       --          1,867         1,434          --          3,301

Provision for income taxes                                           --            330          --            --            330
                                                                ---------    ---------     ---------     ---------    ---------
    Income before equity in income of
    consolidated subsidiaries                                        --          1,537         1,434          --          2,971

Equity in income of consolidated subsidiaries                       2,971        1,434          --          (4,405)        --
                                                                ---------    ---------     ---------     ---------    ---------

    Net income                                                  $   2,971    $   2,971     $   1,434     $  (4,405)   $   2,971
                                                                =========    =========     =========     =========    =========

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                                                 PARENT
                                                                 COMPANY     GUARANTOR   NON-GUARANTOR
                                                                   ONLY     SUBSIDIARIES  SUBSIDIARIES  ELIMINATION  CONSOLIDATED
                                                                ---------   ------------ -------------  -----------  ------------
Revenues                                                        $    --      $  41,391     $   4,730     $    --      $  46,121
Costs of operations                                                  --         33,464         4,030          --         37,494
                                                                ---------    ---------     ---------     ---------    ---------
    Gross profit                                                     --          7,927           700          --          8,627

Corporate operating expenses                                         --          2,804          --            --          2,804
                                                                ---------    ---------     ---------     ---------    ---------
    Income from company operations                                   --          5,123           700          --          5,823

Equity in earnings of unconsolidated partnerships                    --            225          --            --            225
                                                                ---------    ---------     ---------     ---------    ---------
    Operating income                                                 --          5,348           700          --          6,048

Interest expense, net                                                --          4,121           275          --          4,396
                                                                ---------    ---------     ---------     ---------    ---------
    Income before income taxes                                       --          1,227           425          --          1,652

Provision for income taxes                                           --            330          --            --            330
                                                                ---------    ---------     ---------     ---------    ---------
    Income before equity in income of
    consolidated subsidiaries                                        --            897           425          --          1,322

Equity in income of consolidated subsidiaries                       1,322          425          --          (1,747)        --
                                                                ---------    ---------     ---------     ---------    ---------

    Net income                                                  $   1,322    $   1,322     $     425     $  (1,747)   $   1,322
                                                                =========    =========     =========     =========    =========

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
                             (AMOUNTS IN THOUSANDS)

                                                                 PARENT
                                                                 COMPANY     GUARANTOR   NON-GUARANTOR
                                                                   ONLY     SUBSIDIARIES  SUBSIDIARIES  ELIMINATION CONSOLIDATED
                                                                ---------   ------------ -------------  ----------- ------------
OPERATING ACTIVITIES:
   Net income                                                   $   5,728    $   5,728     $   3,130     $  (8,858)   $   5,728
   Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                    --         18,362         2,574          --         20,936
    Equity in income of consolidated subsidiaries                  (5,728)      (3,130)         --           8,858         --
Cash provided by (used in) changes in operating assets
 and liabilities:
   Trade accounts receivables                                        --         (1,956)       (2,140)         --         (4,096)
   Intercompany receivables, net                                    6,607       (5,090)       (1,517)         --           --
   Other current assets                                              --           (695)          (46)         --           (741)
   Accounts payable and other accrued expenses                       --         (2,856)           22          --         (2,834)
                                                                ---------    ---------     ---------     ---------    ---------
    Net cash provided by operating activities                       6,607       10,363         2,023          --         18,993
                                                                ---------    ---------     ---------     ---------    ---------

INVESTING ACTIVITIES:
   Additions to property and equipment                               --        (16,703)       (1,939)         --        (18,642)
   Other                                                             --           (149)         (124)         --           (273)
                                                                ---------    ---------     ---------     ---------    ---------
     Net cash used in investing activities                           --        (16,852)       (2,063)         --        (18,915)
                                                                ---------    ---------     ---------     ---------    ---------

FINANCING ACTIVITIES:
   Proceeds from stock options exercised                               89         --            --            --             89
   Principal payments of debt and capital lease obligations        (9,196)      (5,638)         (240)         --        (15,074)
   Proceeds from issuance of debt                                   2,500         --            --            --          2,500
   Other                                                             --            291           130          --            421
                                                                ---------    ---------     ---------     ---------    ---------
    Net cash used in financing activities                          (6,607)      (5,347)         (110)         --        (12,064)
                                                                ---------    ---------     ---------     ---------    ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                --        (11,836)         (150)         --        (11,986)

   Cash, beginning of period                                         --         25,375         1,758          --         27,133
                                                                ---------    ---------     ---------     ---------    ---------
   Cash, end of period                                          $    --      $  13,539     $   1,608     $    --      $  15,147
                                                                =========    =========     =========     =========    =========

                 INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                                                 PARENT
                                                                 COMPANY     GUARANTOR   NON-GUARANTOR
                                                                   ONLY     SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                                ---------   ------------ -------------  ------------- ------------
OPERATING ACTIVITIES:
   Net income                                                   $   2,642    $   2,642     $     973     $  (3,615)   $   2,642
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                    --         13,807         1,388          --         15,195
    Amortization of deferred gain on debt restructure                --            (14)         --            --            (14)
    Equity in income of consolidated subsidiaries                  (2,642)        (973)         --           3,615         --
Cash provided by (used in) changes in operating assets
  and liabilities:
   Trade accounts receivables                                        --         (4,371)           79          --         (4,292)
   Intercompany receivables, net                                     (117)         968          (851)         --           --
   Other current assets                                              --           (883)           77          --           (806)
   Accounts payable and other accrued expenses                       --         (2,509)           46          --         (2,463)
                                                                ---------    ---------     ---------     ---------    ---------
    Net cash provided by (used in) operating activities              (117)       8,667         1,712          --         10,262
                                                                ---------    ---------     ---------     ---------    ---------

INVESTING ACTIVITIES:
   Acquisitions of Centers, Fixed and Mobile Facilities              --         (1,433)         --            --         (1,433)
   Additions to property and equipment                               --        (10,206)         (501)         --        (10,707)
   Other                                                             --           (147)         --            --           (147)
                                                                ---------    ---------     ---------     ---------    ---------
     Net cash used in investing activities                           --        (11,786)         (501)         --        (12,287)
                                                                ---------    ---------     ---------     ---------    ---------

FINANCING ACTIVITIES:
   Proceeds from stock options exercised                               88         --            --            --             88
   Principal payments of debt and capital lease obligations        (4,971)      (2,430)         (112)         --         (7,513)
   Proceeds from issuance of debt                                   5,000         --            --            --          5,000
   Other                                                             --           --            (159)         --           (159)
                                                                ---------    ---------     ---------     ---------    ---------
    Net cash provided by (used in) financing activities               117       (2,430)         (271)         --         (2,584)
                                                                ---------    ---------     ---------     ---------    ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     --         (5,549)          940          --         (4,609)

   Cash, beginning of period                                         --         12,709         1,585          --         14,294
                                                                ---------    ---------     ---------     ---------    ---------
   Cash, end of period                                          $    --      $   7,160     $   2,525     $    --      $   9,685
                                                                =========    =========     =========     =========    =========

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

In addition to the Company's acquisition strategy described above, the Company recently announced that it has engaged UBS Warburg LLC as its exclusive financial advisor to assist the Company in exploring strategic alternatives to enhance shareholder value, including a possible sale, merger or recapitalization of the Company. No assurance can be given that any strategic alternative will be available to, or completed by, the Company. During this process, the Company also intends to continue to pursue additional acquisition financing to support its on-going business strategy described above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company operates in a capital intensive, high fixed cost industry that requires significant amounts of working capital to fund operations, particularly the initial start-up and development expenses of new operations and yet is constantly under external pressure to contain costs and reduce prices. Revenues and cash flows have been adversely affected by an increased collection cycle period, competitive pressures and major restructurings within the health care industry. This adverse effect on revenues and cash flow is expected to continue.

The Company intends to continue to pursue acquisition opportunities at the same time as it explores its other strategic alternatives. The Company believes that the expansion of its business through such acquisitions is a key factor in improving profitability. Generally, acquisition opportunities are aimed at increasing revenues and operating income, and maximizing utilization of existing capacity. Incremental operating income resulting from future acquisitions will vary depending on geographic location, whether facilities are Mobile or Fixed, the range of services provided and the Company's ability to integrate the acquired businesses into its existing infrastructure. Since 1996, the Company has completed twelve acquisitions. No assurance can be given, however, that the Company will be able to identify suitable acquisition candidates and thereafter complete such acquisitions on terms acceptable to the Company. In addition, the Company's acquisition facility has expired, and until alternate financing sources can be arranged, the Company will have to utilize its own internally generated funds to complete future acquisitions, as discussed below.

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

The Company also has the following credit facilities with Bank of America, N.A.:
(i) a $50 million term loan which matures in June 2004, (ii) a $25 million working capital facility which expires in June 2003, and (iii) a $75 million acquisition facility which matures in June 2004, the availability of which expired on June 12, 2000 (Bank Financing). Borrowings under the Bank Financing bear interest at LIBOR plus 1.75%. The Company is required to pay an annual unused facility fee of 0.375 percent, payable quarterly, on unborrowed amounts under the working capital facility. At December 31, 2000, there were approximately $31.2 million, $48.6 million and $2.5 million in borrowings under the term loan, the acquisition facility, and the working capital facility, respectively. The borrowings under the working capital facility were repaid subsequent to December 31, 2000. The Company did not completely utilize the acquisition facility prior to its expiration and until alternate financing sources can be arranged, the Company will have to utilize its own internally generated funds to complete future acquisitions. As of December 31, 2000, the Company had cash on hand of approximately $15.1 million, which it may utilize to consummate such acquisitions. As of January 26, 2001, the Company had borrowing availability of approximately $25 million under the working capital facility.

Net cash provided by operating activities was approximately $19.0 million for the six months ended December 31, 2000. Cash provided by operating activities resulted primarily from net income before depreciation and amortization (approximately $26.7 million), offset by an increase in trade accounts receivables (approximately $4.1 million) and a decrease in accounts payable and other accrued expenses (approximately $2.8 million). The increase in trade accounts receivables is due primarily to revenues generated by the Company's acquisitions in fiscal 2000.

Net cash used in investing activities was approximately $18.9 million for the six months ended December 31, 2000. Cash used in investing activities resulted primarily from the Company purchasing or upgrading diagnostic imaging equipment at its existing facilities (approximately $18.6 million).

Net cash used in financing activities was approximately $12.1 million for the six months ended December 31, 2000, resulting primarily from principal payments of debt and capital lease obligations (approximately $15.1 million), offset by net borrowings on the Company's working capital facility (approximately $2.5 million).

The Company has committed to purchase or lease in connection with the development of new Mobile Facilities and replacement of diagnostic imaging equipment at Centers, Fixed and Mobile Facilities, at an aggregate cost of approximately $6.2 million, four diagnostic imaging systems for delivery through April 30, 2001. The Company expects to use either internally generated funds or leases from GE and others to finance the purchase of such equipment. The Company may purchase, lease or upgrade other diagnostic imaging systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new imaging centers are developed in accordance with the Company's business strategy.

Effective December 1, 1999, the Company purchased 38 pieces of diagnostic imaging equipment from GE by converting operating leases to capital leases. The capital leases bear interest at 9% per annum, have 48 to 72 month terms and contain a $1.00 buyout at the end of each lease. The total purchase price was approximately $45 million. For the six months ended December 31, 2000, equipment lease expense was reduced by approximately $6.0 million, and depreciation and interest combined was increased by approximately the same amount. The Company believes, on an annualized basis, equipment lease expense will be reduced by approximately $12 million, and depreciation and interest will be increased by approximately the same amount. During the six months ended December 31, 2000, the Company also purchased four pieces of diagnostic imaging equipment which were financed through capital leases with GE. The total purchase price was approximately $7.4 million.

The Company believes that, based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity, including borrowings available under the Bank Financing, will be sufficient through December 31, 2001 to fund anticipated capital expenditures and make required payments of principal and interest on its debt, including payments due on the Notes and obligations under the Bank Financing. In addition, the Company continually evaluates potential acquisitions and expects to fund such acquisitions from its available sources of liquidity, as discussed above. The Company's acquisition strategy may require sources of capital in addition to that currently available to the Company. The Company expects, subject to market conditions and the results of the strategic alternatives review described above, to obtain additional acquisition financing in the third or fourth quarter of fiscal 2001. No assurance can be given that the Company will be able to raise any such necessary additional funds on terms acceptable to the Company or at all.

RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO DECEMBER 31, 1999

REVENUES: Revenues increased approximately 12.7% from approximately $92.3 million for the six months ended December 31, 1999, to approximately $104.0 million for the six months ended December 31, 2000. This increase was due primarily to the acquisitions and opened Fixed Facilities discussed above (approximately $6.6 million) and an increase in contract services, patient services and other revenues (approximately $5.1 million) at existing facilities, as a result of refocused sales efforts and incentive initiatives implemented at the existing facilities.

Contract services revenues increased approximately 5.7% from approximately $49.4 million for the six months ended December 31, 1999, to approximately $52.2 million for the six months ended December 31, 2000. This increase was due to the addition of three Mobile Facilities and a combination of higher utilization and more fixed monthly fee contracts at the Company's existing mobile customer base.

Contract services revenues, primarily earned by its Mobile Facilities, represented approximately 50% of total revenues for the six months ended December 31, 2000. Each year approximately one-quarter to one-third of the contract services agreements are subject to renewal. It is expected that some high volume customer accounts will elect not to renew their agreements and instead will purchase or lease their own diagnostic imaging equipment and some customers may choose an alternative services provider. In the past where agreements have not been renewed, the Company has been able to obtain replacement customer accounts. While some replacement accounts have initially been smaller than the lost accounts, such replacement accounts revenues have generally increased over the term of the agreement. The non-renewal of a single customer agreement would not have a material impact on the Company's contract services revenues; however, non-renewal of several agreements could have a material impact on contract services revenues.

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

Effective August 1, 2000, Medicare will pay hospitals for outpatient services based on ambulatory payment classification (APC) groups rather than on a hospital's costs. Each APC has been assigned a payment weight by the Health Care Financing Administration. Under the new OPPS, the payment due a hospital for performing an outpatient service will be an amount based on the APC weight, a dollar based conversion factor, a geographic adjustment factor to account for area labor cost differences and any other adjustments applicable to the hospital or case. Because the new OPPS may initially have a severe adverse economic effect on hospitals, Congress enacted additional legislation in the Balanced Budget Refinement Act of 1999 (BBRA) to ease such effect for a specific period of time (through 2003). Under the BBRA, hospitals may receive additional payments for new technologies, transitional pass-through for innovative medical devices, drugs and biologics, outlier adjustments and transitional payment corridors.

The Company believes that the impact of the new OPPS on hospital payments for diagnostic imaging services - especially for MRI and CT services - may cause hospitals to consider restructuring their outpatient diagnostic imaging services as freestanding centers which are unaffected by the new OPPS. This may provide the Company with additional opportunities for its radiology co-source product which involves the joint ownership and management of single and multi-modality imaging centers with hospitals. Given the infancy and complexity of the new OPPS it is difficult to determine whether hospitals will be receiving less from Medicare (after they take advantage of the additional payments that may be available under the BBRA) and to what extent they will attempt to renegotiate existing contractual arrangements. However, a reduction in contractual rates for several customers could have a material impact on the Company's contract services revenues.

Patient services revenues increased approximately 22.9% from approximately $41.9 million for the six months ended December 31, 1999, to approximately $51.5 million for the six months ended December 31, 2000. This increase was due primarily to the acquisitions and opened Fixed Facilities discussed above (approximately $6.6 million) and an increase in revenues at existing facilities (approximately $3.0 million). The increase at existing facilities was due to higher utilization (approximately 8%), partially offset by nominal changes in reimbursement from third party payors (approximately 1%).

Management believes that any future increases in revenues at existing facilities can be achieved primarily by higher utilization and not by increases in procedure prices; however, slower start-ups of new operations, excess capacity of diagnostic imaging equipment, increased competition, and the expansion of managed care may impact utilization and make it difficult for the Company to achieve revenue increases in the future, absent the execution of provider agreements with managed care companies and other payors, and the execution of the Company's business strategy, particularly acquisitions. The Company's operations are principally dependent on its ability (either directly or indirectly through its hospital customers) to attract referrals from physicians and other health care providers representing a variety of specialties. The Company's eligibility to provide service in response to a referral is often dependent on the existence of a contractual arrangement with the referred patient's insurance carrier (primarily if the insurance is provided by a managed care organization). Managed care contracting has become very competitive and reimbursement schedules are at or below Medicare reimbursement levels, and a significant decline in referrals could have a material impact on the Company's revenues.

COSTS OF OPERATIONS: Costs of operations increased approximately 7.0% from approximately $75.6 million for the six months ended December 31, 1999, to approximately $80.9 million for the six months ended December 31, 2000. This increase was due primarily to costs related to the acquisitions and opened Fixed Facilities discussed above (approximately $4.2 million) and an increase in costs at existing facilities (approximately $1.1 million), primarily salary and benefits, depreciation and amortization, and supply costs, offset by reduced equipment leases, occupancy, consulting and marketing costs. The decrease in equipment lease costs and the increase in depreciation is primarily the result of the buy-out of operating leases discussed above and the Company purchasing new diagnostic imaging equipment rather than entering into operating leases.

Costs of operations, as a percentage of total revenues, decreased from approximately 81.9% for the six months ended December 31, 1999, to approximately 77.8% for the six months ended December 31, 2000. The percentage decrease is due primarily to reduced costs in equipment leases, equipment maintenance, occupancy and travel costs, offset by higher depreciation and amortization and salary and benefits. The Company is continuing its effort to improve operating efficiencies through cost reduction initiatives, which are focused primarily on costs for occupancy, marketing, supplies, salary and benefits and diagnostic imaging equipment costs, including lease, depreciation and maintenance.

CORPORATE OPERATING EXPENSES: Corporate operating expenses decreased approximately 1.9%, from approximately $5.4 million for the six months ended December 31, 1999, to approximately $5.3 million for the six months ended December 31, 2000. This decrease was due primarily to reduced salary and benefits associated with the Company's acquisition and development activities, and reduced legal, consulting and travel costs, offset by additional information systems costs. Corporate operating expenses, as a percentage of total revenues, decreased from approximately 5.9% for the six months ended December 31, 1999, to approximately 5.1% for the six months ended December 31, 2000.

INTEREST EXPENSE, NET: Interest expense, net increased approximately 41.7% from approximately $8.4 million for the six months ended December 31, 1999, to approximately $11.9 million for the six months ended December 31, 2000. This increase was due primarily to additional debt related to (i) the acquisitions discussed above, (ii) the buy-out of operating leases discussed above, and (iii) the Company upgrading its existing diagnostic imaging equipment, offset by reduced interest as a result of amortization of long-term debt.

PROVISION FOR INCOME TAXES: For the six months ended December 31, 2000, the effective tax rate decreased to approximately 10% from approximately 20% for the six months ended December 31, 1999, primarily as a result of recognizing the benefits from prior net operating loss carryforwards. At the beginning of each fiscal year, the Company estimates its effective tax rate for the fiscal year. In addition, the Company periodically reviews the effective tax rate in light of certain factors, including actual operating income, acquisitions completed and new business development and the effects of benefits from the Company's net operating loss carryforwards. This review may result in an increase or decrease in the effective tax rate during the fiscal year.

EBITDA: Earnings before interest, taxes, depreciation and amortization (EBITDA) increased approximately 45.7% from approximately $26.9 million for the six months ended December 31, 1999, to approximately $39.2 million for the six months ended December 31, 2000. This increase was primarily due to higher revenues at existing facilities as a result of the revenue enhancing efforts described above, lower costs of services as a result of the cost reduction initiatives described above, and decreased equipment lease expense as a result of the buy-out of operating leases discussed above.

INCOME PER COMMON AND CONVERTED PREFERRED SHARE: On a diluted basis, net income per common and converted preferred share was $0.60 for the six months ended December 31, 2000, compared to net income per common and converted preferred share of $0.28 for the same period in 1999. The increase in net income per common and converted preferred share is the result of increased income from company operations, an increase in earnings of unconsolidated partnerships, and a decrease in provision for income taxes, offset by increased interest expense.

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO DECEMBER 31, 1999

REVENUES: Revenues increased approximately 12.4% from approximately $46.1 million for the three months ended December 31, 1999, to approximately $51.8 million for the three months ended December 31, 2000. This increase was due primarily to the acquisitions and opened Fixed Facilities discussed above (approximately $3.3 million) and an increase in contract services, patient services and other revenues (approximately $2.4 million) at existing facilities, as a result of refocused sales efforts and incentive initiatives implemented at the existing facilities.

Contract services revenues increased approximately 4.4% from approximately $24.8 million for the three months ended December 31, 1999, to approximately $25.9 million for the three months ended December 31, 2000. This increase was due to the addition of three Mobile Facilities and a combination of higher utilization and more fixed monthly fee contracts at the Company's existing mobile customer base.

Patient services revenues increased approximately 22.3% from approximately $21.1 million for the three months ended December 31, 1999, to approximately $25.8 million for the three months ended December 31, 2000. This increase was due primarily to the acquisitions and opened Fixed Facilities discussed above (approximately $3.3 million) and an increase in revenues at existing facilities (approximately $1.4 million). The increase at existing facilities was due to higher utilization (approximately 8%), partially offset by nominal changes in reimbursement from third party payors (approximately 1%).

COSTS OF OPERATIONS: Costs of operations increased approximately 7.5% from approximately $37.5 million for the three months ended December 31, 1999, to approximately $40.3 million for the three months ended December 31, 2000. This increase was due primarily to costs related to the acquisitions and opened Fixed Facilities discussed above (approximately $2.2 million) and an increase in costs at existing facilities (approximately $0.6 million), primarily salary and benefits and depreciation and amortization, offset by reduced equipment leases, occupancy and consulting costs. The decrease in equipment leases and the increase in depreciation is primarily the result of the buy-out of operating leases discussed above and the Company purchasing new diagnostic imaging equipment rather than entering into operating leases.

Costs of operations, as a percentage of total revenues, decreased from approximately 81.3% for the three months ended December 31, 1999, to approximately 77.9% for the three months ended December 31, 2000. The percentage decrease is due primarily to reduced costs in equipment leases, equipment maintenance and occupancy costs, offset by higher depreciation and amortization and salary and benefits.

CORPORATE OPERATING EXPENSES: Corporate operating expenses decreased approximately 7.1%, from approximately $2.8 million for the three months ended December 31, 1999, to approximately $2.6 million for the three months ended December 31, 2000. This decrease was due primarily to reduced salary and benefits associated with the Company's acquisition and development activities, and reduced legal, consulting and travel costs, offset by additional information systems costs. Corporate operating expenses, as a percentage of total revenues, decreased from approximately 6.1% for the three months ended December 31, 1999, to approximately 5.0% for the three months ended December 31, 2000.

INTEREST EXPENSE, NET: Interest expense, net increased approximately 34.1% from approximately $4.4 million for the three months ended December 31, 1999, to approximately $5.9 million for the three months ended December 31, 2000. This increase was due primarily to additional debt related to (i) the acquisitions discussed above, (ii) the buy-out of operating leases discussed above and (iii) the Company upgrading its existing diagnostic imaging equipment, offset by reduced interest as a result of amortization of long-term debt.

PROVISION FOR INCOME TAXES: For the three months ended December 31, 2000, the effective tax rate decreased to approximately 10% from approximately 20% for the three months ended December 31, 1999, primarily as a result of recognizing the benefits from prior net operating loss carryforwards. At the beginning of each fiscal year, the Company estimates its effective tax rate for the fiscal year. In addition, the Company periodically reviews the effective tax rate in light of certain factors, including actual operating income, acquisitions completed and new business development and the effects of benefits from the Company's net operating loss carryforwards. This review may result in an increase or decrease in the effective tax rate during the fiscal year.

EBITDA: Earnings before interest, taxes, depreciation and amortization (EBITDA) increased approximately 44.5% from approximately $13.7 million for the three months ended December 31, 1999, to approximately $19.8 million for the three months ended December 31, 2000. This increase was primarily due to higher revenues at existing facilities as a result of the revenue enhancing efforts described above, lower costs of services as a result of the cost reduction initiatives described above, and decreased equipment lease expense as a result of the buy-out of operating leases discussed above.

INCOME PER COMMON AND CONVERTED PREFERRED SHARE: On a diluted basis, net income per common and converted preferred share was $0.31 for the three months ended December 31, 2000, compared to net income per common and converted preferred share of $0.14 for the same period in 1999. The increase in net income per common and converted preferred share is the result of increased income from company operations and increase in earnings of unconsolidated partnerships, offset by increased interest expense.

NEW PRONOUNCEMENTS

In the first quarter of fiscal 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138, (collectively SFAS 133). SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS 133 an entity may designate a derivative as a hedge of exposure to either changes in: (a) fair value of a recognized asset or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings. The adoption of SFAS 133 did not have a material impact on the Company's financial condition or results of operations.

On December 3, 1999, the SEC staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. While SAB No. 101 provides a framework by which to recognize revenue in the financial statements, the Company believes that adherence to this SAB will not have a material impact on the Company's financial statements. Adoption of SAB No. 101 is required beginning in the fourth quarter of fiscal 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk exposure relates primarily to interest rates, where the Company will periodically use interest rate swaps to hedge interest rates on long-term debt under its Bank Financing. The Company does not engage in activities using complex or highly leveraged instruments.

At December 31, 2000, the Company had long-term debt of approximately $82.3 million, which has floating rate terms. The Company also had outstanding an interest rate swap, converting $37.0 million of its floating rate debt to fixed rate debt. The impact of the interest rate swap is not material to the Company's results of operations.

PART II  -  OTHER INFORMATION

       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  (a) On December 5, 2000, the Company held its annual meeting of stockholders at which the single matter to be acted upon was the election of Steven T. Plochocki as a Class I director, to serve for a three year term.

                  (b)      Inapplicable.

                  (c) 2,489,846 shares of common stock were voted in favor of Mr. Plochocki and 6,320 shares were withheld.


       ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      EXHIBITS.

                           There are none.

                  (b)      REPORTS ON FORM 8-K.

                           No Current Reports on Form 8-K were filed with the SEC by the Company for the quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          INSIGHT HEALTH SERVICES CORP.



                                          /S/   Steven T. Plochocki
                                          ------------------------------------
                                          Steven T. Plochocki
                                          President and Chief Executive Officer



                                          /S/   Thomas V. Croal
                                          ------------------------------------
                                          Thomas V. Croal
                                          Executive Vice President and
                                          Chief Financial Officer


                                          February 2, 2001