Form 10-Q
period 2001-03-31
INSIGHT HEALTH SERVICES CORP
filed 2001-05-03
CIK 1012697

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-28622

INSIGHT HEALTH SERVICES CORP.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	33-0702770 (IRS Employer Identification No.)
4400 MacArthur Blvd., Suite 800, Newport Beach, CA (Address of principal executive offices)	92660 (zip code)

(949) 476-0733
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 3,010,406 shares of Common Stock as of April 27, 2001.

The number of pages in this Form 10-Q is 29.

INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
INDEX

		PAGE NUMBER
PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets as of March 31, 2001 and June 30, 2000 (unaudited)	3
	Condensed Consolidated Statements of Income for the nine months ended March 31, 2001 and 2000 (unaudited)	4
	Condensed Consolidated Statements of Income for the three months ended March 31, 2001 and 2000 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2001 and 2000 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements	7-18
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19-26
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26-27
PART II. OTHER INFORMATION
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	28
SIGNATURES		29

ITEM 1.  FINANCIAL STATEMENTS

INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share and per share data)

	March 31, 2001	June 30, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,670	$27,133
Trade accounts receivables, net	44,645	40,598
Other current assets	8,220	9,161

Total current assets	77,535	76,892

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $79,128 and $62,805, respectively	149,130	148,469
INVESTMENTS IN PARTNERSHIPS	1,758	1,782
OTHER ASSETS	7,058	7,799
INTANGIBLE ASSETS, net	90,219	93,930

	$325,700	$328,872

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of equipment, capital leases and other notes	$32,676	$29,465
Accounts payable and other accrued expenses	28,628	26,613

Total current liabilities	61,304	56,078

LONG-TERM LIABILITIES:
Equipment, capital leases and other notes, less current portion	199,832	218,767
Other long-term liabilities	3,409	2,540

Total long-term liabilities	203,241	221,307

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 3,500,000 shares authorized:
Convertible Series B preferred stock, 25,000 shares outstanding at March 31, 2001 and June 30, 2000, respectively, with a liquidation preference of $25,000 as of March 31, 2001	23,923	23,923
Convertible Series C preferred stock, 27,953 shares outstanding at March 31, 2001 and June 30, 2000, respectively, with a liquidation preference of $27,953 as of March 31, 2001	13,173	13,173
Common stock, $.001 par value, 25,000,000 shares authorized:
3,010,406 and 2,979,293 shares outstanding at March 31, 2001 and June 30, 2000, respectively	3	3
Additional paid-in capital	23,915	23,743
Retained earnings (deficit)	141	(9,355)

Total stockholders' equity	61,155	51,487

	$325,700	$328,872

The accompanying notes are an integral part of these condensed consolidated balance sheets.

INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts in thousands, except share and per share data)

	Nine Months Ended March 31,
	2001	2000
REVENUES:
Contract services	$78,191	$75,140
Patient services	79,173	63,562
Other	465	1,275

Total revenues	157,829	139,977

COSTS OF OPERATIONS:
Costs of services	81,864	75,663
Provision for doubtful accounts	2,659	2,109
Equipment leases	6,582	11,297
Depreciation and amortization	30,907	24,256

Total costs of operations	122,012	113,325

Gross profit	35,817	26,652
CORPORATE OPERATING EXPENSES	7,981	8,215

Income from company operations	27,836	18,437
EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	713	624

Operating income	28,549	19,061
INTEREST EXPENSE, net	17,672	13,548

Income before income taxes	10,877	5,513
PROVISION FOR INCOME TAXES	1,381	881

Net income	$9,496	$4,632

INCOME PER COMMON AND CONVERTED PREFERRED SHARE:
Basic	$1.02	$0.50

Diluted	$0.99	$0.49

WEIGHTED AVERAGE NUMBER OF COMMON AND
CONVERTED PREFERRED SHARES OUTSTANDING:
Basic	9,317,409	9,245,492

Diluted	9,594,198	9,382,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2001	2000
REVENUES:
Contract services	$26,023	$25,756
Patient services	27,670	21,664
Other	122	270

Total revenues	53,815	47,690

COSTS OF OPERATIONS:
Costs of services	28,218	25,912
Provision for doubtful accounts	987	697
Equipment leases	1,945	2,065
Depreciation and amortization	9,971	9,061

Total costs of operations	41,121	37,735

Gross profit	12,694	9,955
CORPORATE OPERATING EXPENSES	2,704	2,776

Income from company operations	9,990	7,179
EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	288	221

Operating income	10,278	7,400
INTEREST EXPENSE, net	5,765	5,189

Income before income taxes	4,513	2,211
PROVISION FOR INCOME TAXES	745	221

Net income	$3,768	$1,990

INCOME PER COMMON AND CONVERTED PREFERRED SHARE:
Basic	$0.40	$0.21

Diluted	$0.38	$0.21

WEIGHTED AVERAGE NUMBER OF COMMON AND
CONVERTED PREFERRED SHARES OUTSTANDING:
Basic	9,322,895	9,285,453

Diluted	9,799,271	9,466,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Nine Months Ended March 31,
	2001	2000
OPERATING ACTIVITIES:
Net income	$9,496	$4,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,907	24,256
Amortization of deferred gain on debt restructure	—	(14)
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables	(4,047)	(8,247)
Other current assets	941	(666)
Accounts payable and other accrued expenses	2,015	1,480

Net cash provided by operating activities	39,312	21,441

INVESTING ACTIVITIES:
Acquisitions of Centers, Fixed and Mobile Facilities	—	(8,321)
Additions to property and equipment	(19,377)	(13,624)
Other	(311)	(272)

Net cash used in investing activities	(19,688)	(22,217)

FINANCING ACTIVITIES:
Proceeds from stock options and warrants exercised	172	169
Principal payments of debt and capital lease obligations	(23,128)	(12,387)
Proceeds from issuance of debt	—	12,700
Other	869	(32)

Net cash provided by (used in) financing activities	(22,087)	450

DECREASE IN CASH AND CASH EQUIVALENTS	(2,463)	(326)
Cash, beginning of period	27,133	14,294

Cash, end of period	$24,670	$13,968

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$14,872	$10,431
Income taxes paid	$284	$369
Equipment additions under capital leases	$7,404	$52,411

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

    The Company provides diagnostic imaging, treatment and related management services in 28 states throughout the United States. The Company's services are provided through a network of 78 mobile magnetic resonance imaging (MRI) facilities (Mobile Facilities), 39 fixed-site MRI facilities (Fixed Facilities), 27 multi-modality imaging centers (Centers), four mobile lithotripsy facilities, two mobile positron emission therapy (PET) facilities, one Leksell Stereotactic Gamma Knife treatment center, one PET Fixed Facility and one radiation oncology center. An additional radiation oncology center is operated by the Company as part of one of its Centers. The Company's operations are located throughout the United States, with a substantial presence in California, Texas, New England, the Carolinas and the Midwest (Illinois, Indiana and Ohio).

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

2. INTERIM FINANCIAL STATEMENTS

    The unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all of the information and disclosures required by accounting principles generally accepted in the United States for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of the Company's Annual Report on Form 10-K for the period ended June 30, 2000 filed with the Securities and Exchange Commission (SEC) on September 7, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for fair presentation of results for the period have been included. The results of operations for the nine months ended March 31, 2001 are not necessarily indicative of the results to be achieved for the full fiscal year.

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

    Set forth below is the summarized financial data of the Company's 50 percent controlled entity which is consolidated (amounts in thousands):

	March 31, 2001	June 30, 2000
	(unaudited)
Condensed Balance Sheet Data:
Current assets	$1,529	$1,490
Total assets	1,769	1,706
Current liabilities	659	623
Minority interest equity	454	441
	Nine Months Ended March 31,		Three Months Ended March 31,
	2001	2000	2001	2000
	(unaudited)		(unaudited)
Condensed Statement of Income Data:
Net revenues	$4,275	$4,084	$1,433	$1,312
Expenses	2,879	2,738	971	986
Provision for center profit distribution	698	673	231	163

Net income	$698	$673	$231	$163

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

    A reconciliation of basic and diluted share computations is as follows:

	Nine Months Ended March 31,		Three Months Ended March 31,
	2001	2000	2001	2000
	(unaudited)		(unaudited)
Average common stock outstanding	2,994,753	2,922,836	3,000,239	2,962,797
Effect of preferred stock	6,322,656	6,322,656	6,322,656	6,322,656

Denominator for basic EPS	9,317,409	9,245,492	9,322,895	9,285,453
Dilutive effect of stock options and warrants	276,789	137,507	476,376	181,364

Denominator for diluted EPS	9,594,198	9,382,999	9,799,271	9,466,817

5. NEW PRONOUNCEMENTS

    In the first quarter of fiscal 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138 (collectively SFAS 133). SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS 133 an entity may designate a derivative as a hedge of exposure to either changes in: (a) fair value of a recognized asset or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings. The adoption of SFAS 133 on July 1, 2000 did not have a material impact on the Company's financial condition or results of operations.

    In 1997, the Company entered into an interest rate swap with a notional amount of $40 million, for the purpose of fixing the interest rate of a corresponding amount of $40 million of floating rate debt. This swap had a three year term and was extendable for an additional three years at the option of the bank. Under SFAS 133, extendable swaps do not meet the criteria for hedge accounting and changes in fair value are recognized currently in earnings. During the nine months ended March 31, 2001, the Company recorded additional interest expense of approximately $0.7 million due to changes in the fair value of the swap. In March 2001, the swap was extended for an additional three years by the bank and the Company expects the swap to qualify for hedge accounting through its maturity.

    In December 1999, the SEC staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. While SAB No. 101 provides a framework by which to recognize revenue in the financial statements, the Company believes that adherence to this SAB will not have a material impact on the Company's financial statements. Adoption of SAB No. 101 is required beginning in the fourth quarter of fiscal 2001.

    In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44). FIN 44 provides guidance for issues arising in applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." FIN 44 applies specifically to new awards, exchanges of awards in a business combination, modification to outstanding awards and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The requirements of FIN 44 will not have a material impact on the Company's financial conditions or results of operations.

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

INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
MARCH 31, 2001
(Amounts in thousands)

	PARENT COMPANY ONLY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$21,311	$3,359	$—	$24,670
Trade accounts receivables, net	—	32,378	12,267	—	44,645
Other current assets	—	8,117	103	—	8,220
Intercompany accounts receivable	226,032	29,613	—	(255,645)	—

Total current assets	226,032	91,419	15,729	(255,645)	77,535
Property and equipment, net	—	123,385	25,745	—	149,130
Investments in partnerships	—	1,758	—	—	1,758
Investments in consolidated subsidiaries	10,384	10,383	—	(20,767)	—
Other assets	—	7,058	—	—	7,058
Intangible assets, net	—	85,224	4,995	—	90,219

	$236,416	$319,227	$46,469	$(276,412)	$325,700

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of equipment, capital leases and other notes	$20,206	$11,711	$759	$—	$32,676
Accounts payable and other accrued expenses	—	27,495	1,133	—	28,628
Intercompany accounts payable	—	226,032	29,613	(255,645)	—

Total current liabilities	20,206	265,238	31,505	(255,645)	61,304
Equipment, capital leases and other notes, less current portion	155,055	42,449	2,328	—	199,832
Other long-term liabilities	—	1,156	2,253	—	3,409
Stockholders' equity	61,155	10,384	10,383	(20,767)	61,155

	$236,416	$319,227	$46,469	$(276,412)	$325,700

INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
JUNE 30, 2000
(Amounts in thousands)

	PARENT COMPANY ONLY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$25,375	$1,758	$—	$27,133
Trade accounts receivables, net	—	32,841	7,757	—	40,598
Other current assets	—	8,954	207	—	9,161
Intercompany accounts receivable	253,181	24,776	—	(277,957)	—

Total current assets	253,181	91,946	9,722	(277,957)	76,892
Property and equipment, net	—	129,499	18,970	—	148,469
Investments in partnerships	—	1,782	—	—	1,782
Investments in consolidated subsidiaries	(12,639)	3,284	—	9,355	—
Other assets	—	7,799	—	—	7,799
Intangible assets, net	—	92,478	1,452	—	93,930

	$240,542	$326,788	$30,144	$(268,602)	$328,872

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of equipment, capital leases and other notes	$18,393	$10,809	$263	$—	$29,465
Accounts payable and other accrued expenses	—	25,712	901	—	26,613
Intercompany accounts payable	—	253,181	24,776	(277,957)	—

Total current liabilities	18,393	289,702	25,940	(277,957)	56,078
Equipment, capital leases and other notes, less current portion	170,662	47,257	848	—	218,767
Other long-term liabilities	—	2,468	72	—	2,540
Stockholders' equity (deficit)	51,487	(12,639)	3,284	9,355	51,487

	$240,542	$326,788	$30,144	$(268,602)	$328,872

INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)
FOR THE NINE MONTHS ENDED MARCH 31, 2001
(Amounts in thousands)

	PARENT COMPANY ONLY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED
Revenues	$—	$121,245	$36,584	$—	$157,829
Costs of operations	—	94,039	27,973	—	122,012

Gross profit	—	27,206	8,611	—	35,817
Corporate operating expenses	—	7,981	—	—	7,981

Income from company operations	—	19,225	8,611	—	27,836
Equity in earnings of unconsolidated partnerships	—	713	—	—	713

Operating income	—	19,938	8,611	—	28,549
Interest expense, net	—	15,669	2,003	—	17,672

Income before income taxes	—	4,269	6,608	—	10,877
Provision for income taxes	—	1,381	—	—	1,381

Income before equity in income of consolidated subsidiaries	—	2,888	6,608	—	9,496
Equity in income of consolidated subsidiaries	9,496	6,608	—	(16,104)	—

Net income	$9,496	$9,496	$6,608	$(16,104)	$9,496

INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)
FOR THE NINE MONTHS ENDED MARCH 31, 2000
(Amounts in thousands)

	PARENT COMPANY ONLY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED
Revenues	$—	$125,482	$14,495	$—	$139,977
Costs of operations	—	101,194	12,131	—	113,325

Gross profit	—	24,288	2,364	—	26,652
Corporate operating expenses	—	8,215	—	—	8,215

Income from company operations	—	16,073	2,364	—	18,437
Equity in earnings of unconsolidated partnerships	—	624	—	—	624

Operating income	—	16,697	2,364	—	19,061
Interest expense, net	—	13,009	539	—	13,548

Income before income taxes	—	3,688	1,825	—	5,513
Provision for income taxes	—	881	—	—	881

Income before equity in income of consolidated subsidiaries	—	2,807	1,825	—	4,632
Equity in income of consolidated subsidiaries	4,632	1,825	—	(6,457)	—

Net income	$4,632	$4,632	$1,825	$(6,457)	$4,632

INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2001
(Amounts in thousands)

	PARENT COMPANY ONLY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED
Revenues	$—	$41,046	$12,769	$—	$53,815
Costs of operations	—	31,528	9,593	—	41,121

Gross profit	—	9,518	3,176	—	12,694
Corporate operating expenses	—	2,704	—	—	2,704

Income from company operations	—	6,814	3,176	—	9,990
Equity in earnings of unconsolidated partnerships	—	288	—	—	288

Operating income	—	7,102	3,176	—	10,278
Interest expense, net	—	5,314	451	—	5,765

Income before income taxes	—	1,788	2,725	—	4,513
Provision for income taxes	—	745	—	—	745

Income before equity in income of consolidated subsidiaries	—	1,043	2,725	—	3,768
Equity in income of consolidated subsidiaries	3,768	2,725	—	(6,493)	—

Net income	$3,768	$3,768	$2,725	$(6,493)	$3,768

INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2000
(Amounts in thousands)

	PARENT COMPANY ONLY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED
Revenues	$—	$42,782	$4,908	$—	$47,690
Costs of operations	—	33,669	4,066	—	37,735

Gross profit	—	9,113	842	—	9,955
Corporate operating expenses	—	2,776	—	—	2,776

Income from company operations	—	6,337	842	—	7,179
Equity in earnings of unconsolidated partnerships	—	221	—	—	221

Operating income	—	6,558	842	—	7,400
Interest expense, net	—	5,199	(10)	—	5,189

Income before income taxes	—	1,359	852	—	2,211
Provision for income taxes	—	221	—	—	221

Income before equity in income of consolidated subsidiaries	—	1,138	852	—	1,990
Equity in income of consolidated subsidiaries	1,990	852	—	(2,842)	—

Net income	$1,990	$1,990	$852	$(2,842)	$1,990

INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED MARCH 31, 2001
(Amounts in thousands)

	PARENT COMPANY ONLY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES:
Net income	$9,496	$9,496	$6,608	$(16,104)	$9,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	26,171	4,736	—	30,907
Equity in income of consolidated subsidiaries	(9,496)	(6,608)	—	16,104	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables	—	463	(4,510)	—	(4,047)
Intercompany receivables, net	13,622	(18,950)	5,328	—	—
Other current assets	—	837	104	—	941
Accounts payable and other accrued expenses	—	1,783	232	—	2,015

Net cash provided by operating activities	13,622	13,192	12,498	—	39,312

INVESTING ACTIVITIES:
Additions to property and equipment	—	(10,044)	(9,333)	—	(19,377)
Other	—	3,680	(3,991)	—	(311)

Net cash used in investing activities	—	(6,364)	(13,324)	—	(19,688)

FINANCING ACTIVITIES:
Proceeds from stock options and warrants exercised	172	—	—	—	172
Principal payments of debt and capital lease obligations	(13,794)	(9,580)	246	—	(23,128)
Other	—	(1,312)	2,181	—	869

Net cash provided by (used in) financing activities	(13,622)	(10,892)	2,427	—	(22,087)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(4,064)	1,601	—	(2,463)
Cash, beginning of period	—	25,375	1,758	—	27,133

Cash, end of period	$—	$21,311	$3,359	$—	$24,670

INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED MARCH 31, 2000
(Amounts in thousands)

	PARENT COMPANY ONLY	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES:
Net income	$4,632	$4,632	$1,825	$(6,457)	$4,632
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	22,246	2,010	—	24,256
Amortization of deferred gain on debt restructure	—	(14)	—	—	(14)
Equity in income of consolidated subsidiaries	(4,632)	(1,825)	—	6,457	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables	—	(7,892)	(355)	—	(8,247)
Intercompany receivables, net	(5,410)	7,511	(2,101)	—	—
Other current assets	—	(751)	85	—	(666)
Accounts payable and other accrued expenses	—	1,395	85	—	1,480

Net cash provided by (used in) operating activities	(5,410)	25,302	1,549	—	21,441

INVESTING ACTIVITIES:
Acquisitions of Centers, Fixed and Mobile Facilities	—	(8,321)	—	—	(8,321)
Additions to property and equipment	—	(13,036)	(588)	—	(13,624)
Other	—	(272)	—	—	(272)

Net cash used in investing activities	—	(21,629)	(588)	—	(22,217)

FINANCING ACTIVITIES:
Proceeds from stock options and warrants exercised	169	—	—	—	169
Principal payments of debt and capital lease obligations	(7,459)	(4,776)	(152)	—	(12,387)
Proceeds from issuance of debt	12,700	—	—	—	12,700
Other	—	(20)	(12)	—	(32)

Net cash provided by (used in) financing activities	5,410	(4,796)	(164)	—	450

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(1,123)	797	—	(326)
Cash, beginning of period	—	12,709	1,585	—	14,294

Cash, end of period	$—	$11,586	$2,382	$—	$13,968

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

    In fiscal 2001, the Company opened its fourth radiology co-source Fixed Facility in Marina del Rey, California, which was financed with a capital lease from GE, and a PET Fixed Facility in Louisville, Kentucky, which was financed with outside financing.

    In addition to the Company's acquisition strategy described above, in February 2001, the Company engaged UBS Warburg LLC as its exclusive financial advisor to assist the Company in exploring strategic alternatives to enhance shareholder value, including a possible sale, merger or recapitalization of the Company, which process is currently ongoing. No assurance can be given that any strategic alternative will be available to, or completed by, the Company. During this process, the Company has continued to pursue additional acquisition financing to support its on-going business strategy described above.

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

    The Company also has the following credit facilities with Bank of America, N.A.: (i) a term loan which matures in June 2004, (ii) a $25 million working capital facility which expires in June 2003, and (iii) an acquisition facility which matures in June 2004 (Bank Financing). Borrowings under the Bank Financing bear interest at LIBOR plus 1.75%. The Company is required to pay an annual unused facility fee of 0.375 percent, payable quarterly, on unborrowed amounts under the working capital facility. At March 31, 2001, there were approximately $29.4 million and $45.9 million in borrowings under the term loan and the acquisition facility, respectively. At March 31, 2001, there was no borrowings under the working capital facility. The Company did not completely utilize the acquisition facility prior to its expiration and until alternate financing sources can be arranged, the Company will have to utilize its own internally generated funds to complete future acquisitions. As of March 31, 2001, the Company had cash on hand of approximately $24.7 million, which it may utilize to consummate such acquisitions. As of April 27, 2001, the Company had borrowing availability of $25 million under the working capital facility.

    Net cash provided by operating activities was approximately $39.3 million for the nine months ended March 31, 2001. Cash provided by operating activities resulted primarily from net income before depreciation and amortization (approximately $40.4 million) and an increase in accounts payable and other accrued expenses (approximately $2.0 million), offset by an increase in trade accounts receivables (approximately $4.0 million). The increase in trade accounts receivables is due primarily to revenues generated by the Company's acquisitions which were completed in fiscal 2000.

    Net cash used in investing activities was approximately $19.7 million for the nine months ended March 31, 2001. Cash used in investing activities resulted primarily from the Company purchasing or upgrading diagnostic imaging equipment at its existing facilities (approximately $19.4 million).

    Net cash used in financing activities was approximately $22.1 million for the nine months ended March 31, 2001, resulting primarily from principal payments of debt and capital lease obligations (approximately $23.1 million).

    The Company has committed to purchase or lease in connection with the development of new Fixed and Mobile Facilities and replacement of diagnostic imaging equipment at Centers, Fixed and Mobile Facilities, at an aggregate cost of approximately $12.8 million, seven diagnostic imaging systems for delivery through July 31, 2001. The Company expects to use either internally generated funds or leases from GE and others to finance the purchase of such equipment. The Company may purchase, lease or upgrade other diagnostic imaging systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new imaging centers are developed in accordance with the Company's business strategy.

    Effective December 1, 1999, the Company purchased 38 pieces of diagnostic imaging equipment from GE by converting operating leases to capital leases. The capital leases bear interest at 9% per annum, have 48 to 72 month terms and contain a $1.00 buyout at the end of each lease. The total purchase price was approximately $45 million. For the nine months ended March 31, 2001, equipment lease expense was reduced by approximately $9.0 million, and depreciation and interest combined was increased by approximately the same amount. The Company believes, on an annualized basis, equipment lease expense will be reduced by approximately $12 million, and depreciation and interest will be increased by approximately the same amount. In the future, the Company intends to finance purchases of diagnostic imaging equipment primarily with capital leases or internally generated funds rather than entering into operating leases; although the Company may choose to enter into operating leases for certain diagnostic imaging equipment.

    The Company believes that, based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity, including borrowings available under the Bank Financing, will be sufficient through March 31, 2002 to fund anticipated capital expenditures and make required payments of principal and interest on its debt, including payments due on the Notes and obligations under the Bank Financing. In addition, the Company continually evaluates potential acquisitions and expects to fund such acquisitions from its available sources of liquidity, as discussed above. The Company's acquisition strategy may require sources of capital in addition to that currently available to the Company. The Company expects, subject to market conditions and the results of the strategic alternatives review described above, to obtain additional acquisition financing in the fourth quarter of fiscal 2001 or first quarter of fiscal 2002. No assurance can be given that the Company will be able to raise any such necessary additional funds on terms acceptable to the Company or at all.

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO MARCH 31, 2000

    REVENUES:  Revenues increased approximately 12.7% from approximately $140.0 million for the nine months ended March 31, 2000, to approximately $157.8 million for the nine months ended March 31, 2001. This increase was due primarily to the acquisitions and opened Fixed Facilities discussed above (approximately $9.2 million) and an increase in contract services, patient services and other revenues (approximately $12.9 million) at existing facilities, as a result of refocused sales efforts and incentive initiatives implemented at existing facilities, offset by the assignment in the third quarter of fiscal 2000 of certain managed care contracts to an outside third party (approximately $4.3 million).

    Contract services revenues increased approximately 4.1% from approximately $75.1 million for the nine months ended March 31, 2000, to approximately $78.2 million for the nine months ended March 31, 2001. The increase was due to the addition of three Mobile Facilities and a combination of higher utilization and more fixed monthly fee contracts at the Company's existing mobile customer base (approximately $7.4 million), offset by the assignment in the third quarter of fiscal 2000 of certain managed care contracts to an outside third party (approximately $4.3 million).

    Contract services revenues, primarily earned by its Mobile Facilities, represented approximately 50% of total revenues for the nine months ended March 31, 2001. Each year approximately one-quarter to one-third of the contract services agreements are subject to renewal. It is expected that some high volume customer accounts will elect not to renew their agreements and instead will purchase or lease their own diagnostic imaging equipment and some customers may choose an alternative services provider. In the past where agreements have not been renewed, the Company has been able to obtain replacement customer accounts. While some replacement accounts have initially been smaller than the lost accounts, such replacement accounts revenues have generally increased over the term of the agreement. The non-renewal of a single customer agreement would not have a material impact on the Company's contract services revenues; however, non-renewal of several agreements could have a material impact on contract services revenues.

    In addition, the Company's contract services revenues with regard to its Mobile Facilities in certain markets depend in part on some customer accounts with high volume. If the future reimbursement levels of such customers were to decline or cease or if such customers were to become financially insolvent and if such agreements were not replaced with new accounts or with the expansion of services on existing accounts, the Company's contract services revenues would be adversely affected. As a result of the new Outpatient Prospective Payment System (OPPS) for outpatient services, the Company's contract services revenues could be adversely affected.

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

    The Company believes that the impact of the new OPPS on hospital payments for diagnostic imaging services—especially for MRI and CT services—may cause hospitals to consider restructuring their outpatient diagnostic imaging services as freestanding centers which are unaffected by the new

OPPS. This may provide the Company with additional opportunities for its radiology co-source product which involves the joint ownership and management of single and multi-modality imaging centers with hospitals. Given the infancy and complexity of the new OPPS it is difficult to determine whether hospitals will be receiving less from Medicare (after they take advantage of the additional payments that may be available under the BBRA) and to what extent they will attempt to renegotiate existing contractual arrangements. However, a reduction in contractual rates for several customers could have a material impact on the Company's contract services revenues.

    Patient services revenues increased approximately 24.5% from approximately $63.6 million for the nine months ended March 31, 2000, to approximately $79.2 million for the nine months ended March 31, 2001. This increase was due primarily to the acquisitions and opened Fixed Facilities discussed above (approximately $9.2 million) and an increase in revenues at existing facilities (approximately $6.4 million). The increase at existing facilities was due to higher utilization (approximately 8%), partially offset by a nominal decrease in reimbursement from third party payors (less than 1%).

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

    COSTS OF OPERATIONS:  Costs of operations increased approximately 7.7% from approximately $113.3 million for the nine months ended March 31, 2000, to approximately $122.0 million for the nine months ended March 31, 2001. This increase was due primarily to additional costs related to the acquisitions and opened Fixed Facilities discussed above (approximately $6.1 million) and at existing facilities (approximately $7.1 million), primarily salary and benefits and depreciation, offset by reduced equipment leases, supply costs, consulting and marketing costs, and the elimination of costs resulting from the assignment in the third quarter of fiscal 2000 of certain managed care contracts to an outside third party (approximately $4.5 million). The decrease in equipment lease costs and the increase in depreciation is primarily the result of the buy-out of operating leases discussed above and the Company purchasing new diagnostic imaging equipment rather than entering into operating leases.

    Costs of operations, as a percentage of total revenues, decreased from approximately 81.0% for the nine months ended March 31, 2000, to approximately 77.3% for the nine months ended March 31, 2001. The percentage decrease is due primarily to reduced costs in equipment leases, equipment maintenance, occupancy, consulting and communications costs, offset by higher depreciation and amortization and salary and benefits. The Company is continuing its effort to improve operating efficiencies through cost reduction initiatives, which are focused primarily on costs for marketing, supplies, salary and benefits and diagnostic imaging equipment costs, including lease, depreciation and maintenance.

    CORPORATE OPERATING EXPENSES:  Corporate operating expenses decreased approximately 2.4%, from approximately $8.2 million for the nine months ended March 31, 2000, to approximately $8.0 million for the nine months ended March 31, 2001. The decrease was due primarily to reduced salary and benefits associated with the Company's acquisition and development activities, consulting and travel costs, offset by additional information systems costs. Corporate operating expenses, as a percentage of total revenues, decreased from approximately 5.9% for the nine months ended March 31, 2000, to approximately 5.1% for the nine months ended March 31, 2001.

    INTEREST EXPENSE, NET:  Interest expense, net increased approximately 31.1% from approximately $13.5 million for the nine months ended March 31, 2000, to approximately $17.7 million for the nine months ended March 31, 2001. This increase was due primarily to additional debt related to (i) the acquisitions discussed above, (ii) the buy-out of operating leases discussed above, (iii) the Company upgrading its existing diagnostic imaging equipment, and (iv) a charge of approximately $0.7 million related to the Company's interest rate swap discussed below, offset by reduced interest as a result of amortization of long-term debt.

    PROVISION FOR INCOME TAXES:  For the nine months ended March 31, 2001, the effective tax rate decreased to approximately 13% from approximately 16% for the nine months ended March 31, 2000, primarily as a result of recognizing the benefits from prior net operating loss carryforwards. At the beginning of each fiscal year, the Company estimates its effective tax rate for the fiscal year. In addition, the Company periodically reviews the effective tax rate in light of certain factors, including actual operating income, acquisitions completed and new centers opened, and the effects of benefits from the Company's net operating loss carryforwards. This review may result in an increase or decrease in the effective tax rate during the fiscal year.

    EBITDA:  Earnings before interest, taxes, depreciation and amortization (EBITDA) increased approximately 37.4% from approximately $43.3 million for the nine months ended March 31, 2000, to approximately $59.5 million for the nine months ended March 31, 2001. This increase was primarily due to higher revenues at existing facilities as a result of the revenue enhancing efforts described above, lower costs of services as a result of the cost reduction initiatives described above, and decreased equipment lease expense as a result of the buy-out of operating leases discussed above.

    INCOME PER COMMON AND CONVERTED PREFERRED SHARE:  On a diluted basis, net income per common and converted preferred share was $0.99 for the nine months ended March 31, 2001, compared to net income per common and converted preferred share of $0.49 for the same period in 2000. The increase in net income per common and converted preferred share is the result of (i) increased income from company operations and (ii) an increase in earnings from unconsolidated partnerships, offset by (i) increased interest expense and (ii) an increase in provision for income taxes.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO MARCH 31, 2000

    REVENUES:  Revenues increased approximately 12.8% from approximately $47.7 million for the three months ended March 31, 2000, to approximately $53.8 million for the three months ended March 31, 2001. This increase was due primarily to the acquisitions and opened Fixed Facilities discussed above (approximately $2.5 million) and an increase in contract services, patient services and other revenues (approximately $4.9 million) at existing facilities, as a result of refocused sales efforts and incentive initiatives implemented at existing facilities, offset by the assignment in the third quarter of fiscal 2000 of certain managed care contracts to an outside third party (approximately $1.3 million).

    Contract services revenues increased approximately 0.8% from approximately $25.8 million for the three months ended March 31, 2000, to approximately $26.0 million for the three months ended March 31, 2001. The increase was due to the addition of three Mobile Facilities, a combination of higher utilization and more fixed monthly fee contracts at the Company's existing mobile customer base

(approximately $1.5 million), offset by the assignment in the third quarter of fiscal 2000 of certain managed care contracts to an outside third party (approximately $1.3 million).

    Patient services revenues increased approximately 27.6% from approximately $21.7 million for the three months ended March 31, 2000, to approximately $27.7 million for the three months ended March 31, 2001. This increase was due primarily to the acquisitions and opened Fixed Facilities discussed above (approximately $2.5 million) and an increase in revenues at existing facilities (approximately $3.5 million). The increase at existing facilities was due to higher utilization (approximately 8%) and a nominal increase in reimbursement from third party payors (less than 1%).

    COSTS OF OPERATIONS:  Costs of operations increased approximately 9.0% from approximately $37.7 million for the three months ended March 31, 2000, to approximately $41.1 million for the three months ended March 31, 2001. This increase was due primarily to additional costs related to the acquisitions and opened Fixed Facilities discussed above (approximately $1.8 million) and at existing facilities (approximately $3.0 million), primarily salary and benefits and depreciation, offset by reduced equipment leases, supply costs, consulting and marketing costs, and the elimination of costs resulting from the assignment in the third quarter of fiscal 2000 of certain managed care contracts to an outside third party (approximately $1.4 million.) The decrease in equipment lease costs and the increase in depreciation is primarily the result of the Company purchasing new diagnostic imaging equipment rather than entering into operating leases.

    Costs of operations, as a percentage of total revenues, decreased from approximately 79.1% for the three months ended March 31, 2000, to approximately 76.4% for the three months ended March 31, 2001. The percentage decrease is due primarily to reduced costs in equipment leases, equipment maintenance, occupancy, consulting and depreciation costs, offset by higher salary and benefits primarily as a result of salary increases for technologists and the incentive initiatives implemented at existing facilities. The Company is continuing its effort to improve operating efficiencies through cost reduction initiatives, which are focused primarily on costs for marketing, supplies, salary and benefits, and diagnostic imaging equipment costs, including lease, depreciation and maintenance.

    CORPORATE OPERATING EXPENSES:  Corporate operating expenses decreased approximately 3.6%, from approximately $2.8 million for the three months ended March 31, 2000, to approximately $2.7 million for the three months ended March 31, 2001. The decrease was due primarily to reduced salary and benefits associated with the Company's acquisition and development activities, consulting, travel and marketing costs, offset by additional information systems costs. Corporate operating expenses, as a percentage of total revenues, decreased from approximately 5.8% for the three months ended March 31, 2000, to approximately 5.0% for the three months ended March 31, 2001.

    INTEREST EXPENSE, NET:  Interest expense, net increased approximately 11.5% from approximately $5.2 million for the three months ended March 31, 2000, to approximately $5.8 million for the three months ended March 31, 2001. This increase was due primarily to additional debt related to (i) the acquisitions discussed above, (ii) the Company upgrading its existing diagnostic imaging equipment, and (iii) a charge of approximately $0.7 million related to the Company's interest rate swap discussed below, offset by reduced interest as a result of amortization of long-term debt.

    PROVISION FOR INCOME TAXES:  For the three months ended March 31, 2001, the effective tax rate increased to approximately 17% from approximately 10% for the three months ended March 31, 2000, primarily as a result of recognizing the benefits from prior net operating loss carryforwards. At the beginning of each fiscal year, the Company estimates its effective tax rate for the fiscal year. In addition, the Company periodically reviews the effective tax rate in light of certain factors, including actual operating income, acquisitions completed and new centers opened, and the effects of benefits from the Company's net operating loss carryforwards. This review may result in an increase or decrease in the effective tax rate during the fiscal year.

    EBITDA:  Earnings before interest, taxes, depreciation and amortization (EBITDA) increased approximately 22.4% from approximately $16.5 million for the three months ended March 31, 2000, to approximately $20.2 million for the three months ended March 31, 2001. This increase was primarily due to higher revenues at existing facilities as a result of the revenue enhancing efforts described above, lower costs of services as a result of the cost reduction initiatives described above.

    INCOME PER COMMON AND CONVERTED PREFERRED SHARE:  On a diluted basis, net income per common and converted preferred share was $0.38 for the three months ended March 31, 2001, compared to net income per common and converted preferred share of $0.21 for the same period in 2000. The increase in net income per common and converted preferred share is the result of (i) increased income from company operations and (ii) an increase in earnings from unconsolidated partnerships, offset by (i) increased interest expense and (ii) an increase in provision for income taxes.

NEW PRONOUNCEMENTS

    In the first quarter of fiscal 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138 (collectively SFAS 133). SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS 133 an entity may designate a derivative as a hedge of exposure to either changes in: (a) fair value of a recognized asset or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings. The adoption of SFAS 133 on July 1, 2000 did not have a material impact on the Company's financial condition or results of operations.

    In 1997, the Company entered into an interest rate swap with a notional amount of $40 million, for the purpose of fixing the interest rate of a corresponding amount of $40 million of floating rate debt. This swap had a three year term and was extendable for an additional three years at the option of the bank. Under SFAS 133, extendable swaps do not meet the criteria for hedge accounting and changes in fair value are recognized currently in earnings. During the nine months ended March 31, 2001, the Company recorded additional interest expense of approximately $0.7 million due to changes in the fair value of the swap. In March 2001, the swap was extended for an additional three years by the bank and the Company expects the swap to qualify for hedge accounting through its maturity.

    In December 1999, the SEC staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. While SAB No. 101 provides a framework by which to recognize revenue in the financial statements, the Company believes that adherence to this SAB will not have a material impact on the Company's financial statements. Adoption of SAB No. 101 is required beginning in the fourth quarter of fiscal 2001.

    In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44). FIN 44 provides guidance for issues arising in applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." FIN 44 applies specifically to new awards, exchanges of awards in a business combination, modification to outstanding awards and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The requirements of FIN 44 will not have a material impact on the Company's financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's market risk exposure relates primarily to interest rates, where the Company will periodically use interest rate swaps to hedge interest rates on long-term debt under its Bank Financing. The Company does not engage in activities using complex or highly leveraged instruments.

    At March 31, 2001, the Company had outstanding long-term debt of approximately $75.3 million, which has floating rate terms. The Company had outstanding an interest rate swap, converting $36.8 million of its floating rate debt to fixed rate debt.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.
There are none.
(b)	Reports on Form 8-K.
No current reports on Form 8-K were filed with the SEC by the Company for the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSIGHT HEALTH SERVICES CORP.
/s/ STEVEN T. PLOCHOCKI Steven T. Plochocki President and Chief Executive Officer
/s/ THOMAS V. CROAL Thomas V. Croal Executive Vice President and Chief Financial Officer
May 3, 2001

QuickLinks

INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES INDEX
  ITEM 1. FINANCIAL STATEMENTS
INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited) MARCH 31, 2001 (Amounts in thousands)
INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited) JUNE 30, 2000 (Amounts in thousands)
INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited) FOR THE NINE MONTHS ENDED MARCH 31, 2001 (Amounts in thousands)
INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited) FOR THE NINE MONTHS ENDED MARCH 31, 2000 (Amounts in thousands)
INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited) FOR THE THREE MONTHS ENDED MARCH 31, 2001 (Amounts in thousands)
INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited) FOR THE THREE MONTHS ENDED MARCH 31, 2000 (Amounts in thousands)
INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited) FOR THE NINE MONTHS ENDED MARCH 31, 2001 (Amounts in thousands)
INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited) FOR THE NINE MONTHS ENDED MARCH 31, 2000 (Amounts in thousands)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
SIGNATURES