Form 10-K
period 2001-06-30
INSIGHT HEALTH SERVICES CORP
filed 2001-09-14
CIK 1012697

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NUMBER 0-28622

INSIGHT HEALTH SERVICES CORP.
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	33-0702770 (I.R.S. Employer Identification No.)
4400 MACARTHUR BLVD., SUITE 800, NEWPORT BEACH, CA (Address of principal executive offices)	92660 (Zip code)

(949) 476-0733
(Registrant's telephone number including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
COMMON STOCK, $.001 PAR VALUE
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of the Registrant's knowledge, in definitive proxy or informative statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 31, 2001 (based on the closing price on the NASDAQ Small Cap Market on that date) was $48,146,946. The number of shares outstanding of the Registrant's common stock as of August 31, 2001 was 3,025,567.

DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits are incorporated herein by reference as set forth in Item 14(a) (3), Exhibits, in Part IV.

PART I

ITEM 1. BUSINESS

Proposed Acquisition and Related Financing Transactions

    InSight Health Services Corp. ("Company" or "InSight") is a Delaware corporation. On June 29, 2001, InSight entered into an agreement and plan of merger ("Merger Agreement") with InSight Health Services Holdings Corp. ("InSight Holdings") and its wholly owned subsidiary InSight Health Services Acquisition Corp. (formerly JWCH Merger Corp.) ("Acquisition Corp. "). Pursuant to the Merger Agreement, Acquisition Corp. will merge with and into InSight and InSight will become a wholly owned subsidiary of InSight Holdings ("Acquisition"). At the consummation of the Acquisition, J.W. Childs Equity Partners II and certain of its affiliates and co-investors will own approximately 80% of the outstanding common stock of InSight Holdings and Halifax Capital Partners and certain of its affiliates will own approximately 20% of the outstanding common stock of InSight Holdings. J.W. Childs Equity Partners II and Halifax Capital Partners are collectively known as "Equity Sponsors. " Certain members of InSight's senior management have agreed to rollover a portion of their existing InSight stock options into InSight Holdings' stock options at the consummation of the Acquisition. Pursuant to the Merger Agreement, all InSight stockholders will be entitled to receive $18.00 in cash for each share of InSight common stock they own. In addition, holders of stock options and warrants which are exercisable for InSight common stock will receive the difference between $18.00 and the exercise price for each share of common stock the holder could have acquired pursuant to the terms of the options or warrants. The options and warrants will be terminated pursuant to the Merger Agreement. The Merger Agreement contains customary provisions, including representations and warranties, covenants with respect to the conduct of the business and various closing conditions, including the continued accuracy of representations and warranties, and the completion of the related financing transactions described below. InSight stockholders, option holders and warrant holders immediately prior to the Acquisition will receive cash consideration of approximately $187.7 million as a result of the Acquisition.

    The transactions and related fees and expenses will be financed through (i) the sale of $200 million in aggregate principal amount of new senior subordinated notes due 2011 ("New Notes"); (ii) borrowings of approximately $145 million under the proposed $275 million new senior secured credit facilities ("New Senior Credit Facilities"); (iii) the investment by the Equity Sponsors of up to $101.5 million less the net value of the management options rollover totaling approximately $1.7 million; and (iv) a portion of InSight's cash on hand of approximately $6.6 million. In addition, InSight intends to prepay the entire outstanding indebtedness under of the existing bank financing described below and terminate such facilities as part of the Acquisition and related financing transactions.

    InSight's board of directors ("Board") and the boards of Acquisition Corp. and InSight Holdings have approved the Acquisition. A special meeting of InSight stockholders will be scheduled shortly to consider and vote upon the Acquisition. Approval of the Acquisition requires the affirmative vote of a majority of InSight's capital stock.

    Pursuant to voting agreements entered into by InSight Holdings and Acquisition Corp. with each of General Electric Company ("GE"), GE Fund and certain affiliates of The Carlyle Group, the holders of more than a majority of InSight's capital stock have agreed to convert the preferred stock which they currently hold into another series of preferred stock which they will vote in favor of the Acquisition. See "Company History" and "Item 12. Security Ownership of Certain Beneficial Owners and Management".

    Contemporaneously with the Acquisition, Acquisition Corp. will repurchase by tender offer InSight's 9 5/8% senior subordinated notes due 2008 ("Existing Notes") up to their aggregate principal amount of $100 million. On August 15, 2001, Acquisition Corp. commenced a tender offer to repurchase all of the Existing Notes. As of the date of this report, 100% of the Existing Notes had been tendered. In connection with the tender offer, Acquisition Corp. has also successfully solicited the requisite consents from the holders of the Existing Notes to eliminate certain restrictive covenants and certain events of default in the indenture relating to the Existing Notes.

    If InSight Holdings, Acquisition Corp. or InSight elect to terminate the Merger Agreement due to the failure of the InSight stockholders to approve the Merger Agreement at the special meeting or any adjournment or postponement of that meeting, then InSight is obligated to reimburse InSight Holdings for its fees and expenses incurred in connection with the Acquisition and the related financing transactions up to a maximum of $1 million.

    In addition, if InSight terminates the Merger Agreement and enters into a superior proposal with a third party, InSight is obligated to pay InSight Holdings a termination fee of $7 million, of which $5 million is payable immediately prior to the termination of the Merger Agreement and $2 million is payable upon the earlier of (i) six months from the date of termination of the Merger Agreement and (ii) consummation of a superior proposal with a third party.

    The principal executive offices of the Company are located at 4400 MacArthur Blvd., Suite 800, Newport Beach, California 92660, and its telephone number is (949) 476-0733.

CENTERS IN OPERATION

    The Company provides diagnostic imaging, treatment and related management services in 28 states throughout the United States. The Company's operations are divided into two divisions: the Eastern Division which includes a substantial presence in New England, the Carolinas, Florida, Indiana and Ohio; and the Western Division which includes a substantial presence in California, Texas and Arizona. The Company's services are provided through a network of 82 mobile magnetic resonance imaging ("MRI") facilities, four mobile lithotripsy facilities, four mobile positron emission tomography ("PET") facilities (collectively "Mobile Facilities"), 35 fixed-site MRI facilities ("Fixed Facilities"), 27 multi-modality imaging centers ("Centers"), one Leksell Stereotactic Gamma Unit ("Gamma Knife") treatment center, one PET fixed-site facility and one radiation oncology center. An additional radiation oncology center is operated by the Company as part of one of its Centers. Information related to these facilities and the division in which they are located is set forth below:

	Eastern	Western	Other
Mobile MRI Facilities	68	—	14
Fixed MRI Facilities	21	14	—
Centers	14	13	—
Other facilities	9	1	1

    At its Centers, the Company typically offers other services in addition to MRI, including computed tomography ("CT"), diagnostic and fluoroscopic x-ray, mammography, diagnostic ultrasound, nuclear medicine, bone densitometry, nuclear cardiology, and cardiovascular services. The Company offers additional services through a variety of arrangements including equipment rental, technologist services, marketing, radiology management services, and billing and collection services.

DIAGNOSTIC IMAGING AND TREATMENT TECHNOLOGY

    During approximately the last 30 years there has been a major effort undertaken by the medical and scientific communities to develop cost-effective diagnostic imaging technologies and to minimize the risks associated with the application of such technologies. The major categories of diagnostic imaging systems currently offered in the medical marketplace are MRI systems, CT scanners, PET scanners, digital ultrasound systems, computer-based nuclear gamma cameras, conventional x-ray and radiography/fluoroscopy systems, each of which (other than conventional x-ray) represents the marriage of computer technology and various medical imaging modalities. Patients exposed to x-rays and to gamma rays employed in nuclear medicine receive potentially harmful ionizing radiation. Much of the thrust of product development during the period has been to reduce the hazards associated with conventional x-ray and nuclear medicine techniques and to develop new, virtually harmless imaging technologies such as ultrasound and MRI.

    MRI:  Magnetic resonance is a technique that utilizes low energy radiowaves to manipulate protons (usually hydrogen) in the body. MRI systems place patients in a magnetic field. Once in the magnetic field, the protons in a patient's body will tend to align with the magnetic field. Radio frequency ("RF") waves, produced by a radio antenna coil, which surrounds the body part to be imaged, are "pulsed" against the magnetic field. The RF energy is then turned off, and the protons are observed for different types of behavior, movement or "relaxation. " Different tissues have different relaxation times, depending on the amount of hydrogen or water in each proton. The data on each proton's behavior is collected digitally by the system's computer and then reconstructed into cross-sectional images in three-dimensional planes of orientation. The resulting image reproduces soft tissue anatomy (as found in the brain, spinal cord and interior ligaments of body joints such as the knee) with superior clarity, not available by any other currently existing imaging modality. A typical MRI examination takes from 20 to 45 minutes. MRI systems are typically priced in the range of $0.9 million to $2 million each, depending upon the system configuration, magnet design and field strength.

    There are no known hazards to the general population from magnetic and RF fields of the intensity to which a patient is exposed in a clinical MRI system. Equipment literature nonetheless recommends that, until further information is available, pregnant women should be scanned only under limited circumstances. Furthermore, MRI magnets may disrupt the operation of cardiac pacemakers and may react with ferrous clips utilized in various surgical procedures, so that individuals with such devices may be excluded from examination with MRI systems, and access to the area surrounding the MRI facility may also be controlled to avoid these possible hazards. Additionally, some MRI examinations require injection of a paramagnetic contrast material. Although it is extremely unusual, some patients may develop a significant adverse reaction to this contrast material; however, chances of fatalities as a result of such reaction are remote. In an effort to scan only appropriate patients, all patients are required to answer a questionnaire, which helps identify those patients who may suffer an adverse reaction to contrast material or who may have pacemakers and other such devices.

    Because the signals used to produce magnetic resonance images contain both chemical and structural information, the Company believes this technique has greater potential for more important diagnostic applications than any other imaging technology currently in use. While existing MRI systems demonstrate excellent portrayals of anatomical structures within the human body, of even greater significance is the fact that MRI is also sensitive to subtle differences between tissues. Thus, MRI offers not only the opportunity for highly effective classical diagnosis, but also the potential for future monitoring of chemical processes within the body. Recent technological advancements include: (i) magnetic resonance spectroscopy, which can differentiate malignant from benign lesions, and (ii) magnetic resonance angiography, which can produce three-dimensional images of body parts and assess the status of blood vessels.

    OPEN MRI:  Technological advances in software and gradient coil technology for MRI systems have allowed equipment with lower magnetic field strength and open architecture design to offer significantly improved image quality. Most Open MRI systems use permanent electromagnetic technology, which substantially lowers both siting and service costs, but does not provide images as efficiently as high-field MRI systems. The open design allows for studies not normally possible in conventional MRI systems, including examinations of infants, pediatric patients, claustrophobic patients, large or obese patients and patients suffering from post-traumatic stress syndrome. Open MRI is also capable of conducting musculoskeletal exams that require the patient to move or flex, such as kinematic knee studies. A typical Open MRI non-kinematic exam takes from 45 to 90 minutes. Open MRI systems are priced in the range of $0.6 million to $1 million each.

    CT: CT technology consists of a doughnut-shaped gantry structure into which a patient, resting on a remotely controlled couch assembly, is positioned to scan the anatomical region of interest. The scanning process is performed by the rotation of a high output x-ray tube around the patient. The x-ray tube emits a thin fan-shaped beam of x-rays that passes through the patient and is absorbed by an array of x-ray detectors located on the opposite side of the patient from the x-ray tube. The detected x-rays are then converted into digital measurements of x-ray intensity directly proportional to the density of the portion of the patient through which the beam passes. These digital measurements of x-ray intensity are then processed by a specialized image reconstruction computer system into a cross-sectional image of the anatomical region of interest. The patient is then indexed on the couch and another scan is performed and then another, creating a "stack" of cross-sectional images constituting the complete diagnostic imaging procedure.

    Typical scanning times for a single cross-sectional image are in the one second to six second range. A complete CT examination takes from 15 to 45 minutes, depending on the complexity of the examination and number of individual cross-sectional images required. The current selling prices of CT systems are typically in the range of $0.3 million to $0.8 million each, depending upon the specific performance characteristics of the systems. Based on the fact that CT systems have been commercially marketed for approximately 30 years, the Company believes that CT is a relatively mature technology and, therefore, not subject to significant risk of obsolescence.

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

    PET:  PET scanning involves the administration of a radiopharmaceutical agent with a positron-emitting isotope and the measurement for the distribution of that isotope to create images for diagnostic purposes. PET scans provide the capability to determine how metabolic activity impacts other aspects of physiology in the disease process by correlating the reading from the PET study with other studies such as CT or MRI. PET technology has been found highly effective and appropriate in certain clinical circumstances for the detection and assessment of tumors throughout the body, the evaluation of certain cardiac conditions and the assessment of epilepsy seizure sites. The information provided by PET technology often obviates the need to perform further highly invasive and/or diagnostic surgical procedures. Interest in PET scanning has increased recently due to several factors including: (i) expansion of available hardware options through the introduction of dual head gamma camera coincidence detection; (ii) increased payor coverage and reimbursement; (iii) the availability of the isotopes without an in-house cyclotron; and (iv) a growing recognition by clinicians that PET is a powerful diagnostic tool that can be used to evaluate and guide management of a patient's disease. PET scanners are priced in the range of $1.0 million to $1.4 million each. Distribution networks have been established across the United States to ensure consistent availability of and access to the isotopes. The development of these networks has made mobile PET a business development opportunity.

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

    GAMMA KNIFE:  The Gamma Knife is a radiosurgical device used to treat intracranial neoplasma and vascular anomalies, which are inaccessible or unsuitable for conventional invasive surgery. The Gamma Knife was designed to provide neurosurgeons and radiation therapists with the ability to perform radiosurgery, using high-energy gamma rays, instead of conventional invasive techniques (open surgery), thereby generally eliminating the risk of infection and intracerebral bleeding. The Gamma Knife delivers a single high dose of ionizing radiation emanating from 201 individual Cobalt 60 sources focused on a common target producing an intense concentration of radiation at the target site, destroying the lesion while spreading the entry radiation dose uniformly and harmlessly over the patient's skull. The Gamma Knife treatment requires no open surgical intervention, no lengthy hospital stay and no risk of post-surgical bleeding or infection. When compared to the average length of stay and costs associated with conventional surgery, the Gamma Knife greatly reduces the cost of neurosurgical treatment. Typical treatment time is approximately 10 to 15 minutes per area of interest. In addition, other applications for the Gamma Knife include treatment of patients for chronic pain and motion disorders such as Parkinson's disease, epilepsy and trigeminal neuralgia. The current selling price of a Gamma Knife system is approximately $3 million.

BUSINESS STRATEGY

    The Company's objective is to be the leading provider of outsourced diagnostic imaging services in its target markets by further developing and expanding its regional diagnostic imaging networks that emphasize quality of care, produce cost-effective diagnostic information and provide superior service and convenience to its customers. The Company's strategy is focused on three components. Firstly, the Company intends to maximize utilization of its existing facilities by (i) broadening its physician referral base and generate new sources of revenues through selective marketing activities; (ii) focusing its marketing efforts on attracting additional managed care customers; (iii) adding new modalities such as

CT, ultrasound and bone densitometry at its existing facilities to realize economies of scale and increase overall procedure volume; (iv) expanding current imaging applications of existing modalities to increase overall procedure volume; (v) focusing on its ability to convert developing Mobile Facilities to Fixed Facilities; and (vi) maximizing cost efficiencies through increased purchasing power and by continued reduction of expenses.

    Secondly, the Company intends to pursue expansion opportunities within its existing regional networks by opening new Fixed Facilities, Centers and developing Mobile Facilities where attractive returns on investment can be achieved and sustained. Management believes that Mobile PET Facilities present a growth opportunity due to increased physician acceptance of PET as a diagnostic tool, recently expanded Medicare coverage of PET procedures and favorable reimbursement levels. The Company also intends to pursue joint venture opportunities with hospitals because management believes that they have the potential to provide the Company with a steady source of procedure volume. In addition, management believes that this will be an area for additional growth because the Company expects hospitals to respond to recent federal health care regulatory changes by outsourcing radiology services to imaging centers that are jointly owned and managed with third parties.

    Finally, the Company intends to continue to increase its market presence in its existing regional markets where it can increase economies of scale or new markets where it believes it can establish a strong regional network, through disciplined and strategic acquisitions. The Company believes it is well positioned to capitalize on the ongoing consolidation of the imaging industry.

    In fiscal 1999, the Company completed one acquisition in the Eastern Division and one acquisition in the Western Division as follows: a 70% interest in a partnership which owns four Centers and two Fixed Facilities in Buffalo, New York; and a 100% interest in three Centers and two Fixed Facilities in Phoenix, Arizona. The Company utilized the bank financing described below (see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this report) to fund the purchase price of these acquisitions.

    In fiscal 2000, the Company completed two acquisitions in the Eastern Division as follows: two Fixed Facilities in Indianapolis and Clarksville, Indiana, respectively; and a 90% interest in a partnership which owns a Center in Wilkes-Barre, Pennsylvania. The Company utilized the bank financing to fund the purchase price of these acquisitions.

    In fiscal 2000, the Company opened in the Western Division the following: a radiology co-source outpatient Fixed Facility in Granada Hills, California; a radiology co-source outpatient Center in Henderson, Nevada; and an Open MRI Fixed Facility in Pleasanton, California. These were financed through both capital leases with GE and internally generated funds.

    In fiscal 2001, the Company opened in the Western Division a radiology co-source outpatient Fixed Facility in Marina Del Rey, California which was financed with internally generated funds and a capital lease from GE; and in the Eastern Division a PET Fixed Facility in Louisville, Kentucky, which was financed with outside financing. In the first quarter of fiscal 2002, the Company opened in the Eastern Division a radiology co-source outpatient Fixed Facility in Largo, Florida, which is expected to be financed with outside financing.

GOVERNMENT REGULATION

    The health care industry is highly regulated and changes in laws and regulations can be significant. Changes in the law or new interpretation of existing laws can have a material effect on permissible activities of the Company, the relative costs associated with doing business and the amount of reimbursement by government and other third-party payors. The federal government and all states in which the Company currently operates regulate various aspects of the Company's business. Failure to comply with these laws could adversely affect the Company's ability to receive reimbursement for its services and subject the Company and its officers and agents to civil and criminal penalties.

    FEDERAL FALSE CLAIMS ACT:  There has been an increase in qui tam actions brought under the federal False Claims Act and, in particular, under the False Claims Act's "whistleblower" provisions. Those provisions allow a private individual to bring actions in the name of the government alleging that the defendant has made false claims for payment from federal funds. After the individual has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and to become the primary prosecutor. Until then it is kept secret. If the government declines to join the lawsuit, the individual may choose to pursue the case alone, in which case the individual's counsel will have primary control over the prosecution, although the government must be kept apprised of the progress of the lawsuit, and may intervene later. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. If the litigation is successful, the individual is entitled to no less than 15%, but no more than 30%, of whatever amount the government recovers. The percentage of the individual's recovery varies, depending on whether the government intervened in the case and other factors. Recently, the number of suits brought against health care providers by government regulators and private individuals has increased dramatically. In addition, various states are considering or have enacted laws modeled after the False Claims Act, penalizing false claims against state funds. If a "whistleblower" action is brought against the Company, even if it is dismissed with no judgment or settlement, the Company could incur substantial legal fees and other costs relating to an investigation or litigation. Actions brought under the False Claims Act may result in significant fines and legal fees and distract the attention of the Company's management which would adversely affect the Company's business, financial condition and results of operations.

    When an entity is determined to have violated the federal False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 to $11,000 for each separate false claim, as well as the government's attorneys fees. Liability arises, primarily, when an entity knowingly submits, or causes someone else to submit, a false claim for reimbursement to the federal government or submits a false claim with reckless disregard for, or in deliberate ignorance of, its truth or falsity. Simple negligence, however, should not give rise to liability. Examples of the other actions which may lead to liability under the False Claims Act are: (i) failure to comply with the many technical billing requirements applicable to the Company's Medicare and Medicaid business; (ii) failure to comply with Medicare requirements concerning the circumstances in which a hospital, rather than the Company, must bill Medicare for diagnostic imaging services the Company provides to outpatients treated by the hospital; (iii) failure of the Company's hospital customers to accurately identify and report the Company's reimbursable and allowable services to Medicare; (iv) failure to comply with the prohibition against billing for services ordered or supervised by a physician who is excluded from any federal health care programs, or the prohibition against employing or contracting with any person or entity excluded from any federal health care programs; (v) failure to comply with the Medicare physician supervision requirements for the services the Company provides, or the Medicare documentation requirements concerning such physician supervision; and (vi) the past conduct of the businesses the Company has acquired.

    The Company strives to ensure that it meets applicable billing requirements. See "Compliance Program." However, the costs of defending claims under the False Claims Act, as well as sanctions imposed under the Act, could significantly affect the Company's business, financial condition and results of operations.

    ANTI-KICKBACK STATUTES:  The Company is subject to federal and state laws which govern financial and other arrangements between health care providers. These include the federal anti-kickback statute, which prohibits the knowing and willful solicitation, offer, payment or receipt of any remuneration, direct or indirect, in cash or in kind, in return for, or to induce the referral of patients for items or services covered by Medicare, Medicaid and certain other governmental health programs. Violation of the anti-kickback statute may result in criminal and civil penalties and exclusion from the Medicare, Medicaid and other federal health care programs. In addition, it is possible that private parties may file qui tam actions based on claims resulting from relationships that violate this statute, seeking significant financial rewards. Many states have enacted similar statutes, which are not limited to items and services paid for under Medicare or a federally funded health care program. In recent years, there has been increasing scrutiny by law enforcement authorities, the Department of Health and Human Services ("HHS"), the courts and Congress of financial arrangements between health care providers and potential sources of referrals to ensure that such arrangements do not violate the anti-kickback provisions. HHS and the federal courts interpret the anti-kickback statute broadly to apply to a wide range of financial incentives, including under certain circumstances, distributions of partnership and corporate profits to investors who refer federal health care program patients to a corporation or partnership in which they have an ownership interest and to payments for service contracts and equipment leases that are designed, even if only in part, to provide direct or indirect remuneration for patient referrals or similar opportunities to furnish reimbursable items or services. HHS has issued "safe harbor" regulations that set forth certain provisions which, if met, will assure that health care providers and other parties who refer patients or other business opportunities, or who provide reimbursable items or services, will be deemed not to violate the anti-kickback statute. The "safe harbors" are narrowly drawn, and some of the Company's relationships may not qualify for any "safe harbor". However, failure to comply with a "safe harbor" does not create a presumption of liability. The Company believes that its operations materially comply with the anti-kickback statutes; however, because these provisions are interpreted broadly by law enforcement officials, there can be no assurance that law enforcement officials or others will not challenge the Company's operations under these statutes.

    HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT ("HIPAA"):  In 1996, Congress passed HIPAA, designed to guarantee the availability and renewability of health insurance coverage for certain employees and individuals, while also limiting the use of pre-existing condition restrictions. HIPAA also made substantial amendments to federal health care fraud and abuse laws. It required the establishment of a fraud and abuse control program to coordinate and fund the investigation and prosecution of health care fraud and abuse; it established a Medicare integrity program, including medical, utilization and fraud review of Medicare providers; it extended existing Medicare-Medicaid anti-fraud and abuse prohibitions to all federal health care programs; it provided for enhanced civil penalties; and it created the new federal crimes of health care fraud and making false statements relating to health care matters. The health care fraud statute prohibits knowingly and willfully executing a scheme to defraud any health care benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs such as the Medicare and Medicaid programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services, including those provided by private payors. A violation of this statute is a felony and may result in fines or imprisonment. HIPAA requires health care providers to maintain the privacy and security of health information. HIPAA will require the Company to follow federal standards for electronic transactions with health plans and for protecting the privacy of individually identifiable health information and the security standards of all electronic health information. The government recently published regulations to implement the privacy standards under HIPAA. The Company is beginning to address compliance with HIPAA and applicable regulations. The Company expects to spend approximately $1.5 million for necessary software upgrades to make its proprietary computer operating system fully compliant with HIPAA transactions standards by late 2002 and with the privacy standards by 2003. A violation of HIPAA's health fraud, privacy or security provisions may result in criminal and civil penalties, which may adversely affect the Company's business, financial condition and results of operations.

    STARK II; STATE PHYSICIAN SELF-REFERRAL LAWS:  A federal law, commonly known as the "Stark Law" or "Stark II," also imposes civil penalties and exclusions from government health programs for referrals for "designated health services" by physicians or their family members to certain entities with which they have a financial relationship (subject to certain exceptions), and for claims for payment by entities receiving such referrals. A private party may also bring a qui tam action in federal court on the basis of a Stark law violation. "Designated health services" include, among other things, radiology services, including MRI, CT, ultrasound, radiation therapy and hospital inpatient and outpatient services. The Stark Law does not require any fraudulent intent. Providers furnishing services pursuant to a prohibited referral may not present a claim for the services and if payments are made, they may be recouped. The Law applies to services reimbursable by Medicare and may apply to services reimbursable under Medicaid, depending on state law. Final regulations partially implementing the Stark Law were issued in January 2001 and will become effective in April 2002. It is not clear when further regulations will be published but The Centers for Medicare and Medicaid Services ("CMS") has taken the position that the Stark Law is self-effectuating and does not require implementing regulations. In addition, several states in which the Company operates have enacted or are considering legislation that prohibits "self-referral" arrangements or requires physicians or other health care providers to disclose to their patients any financial interest they may have with a health care provider whom they recommend. Possible sanctions for violating these provisions include loss of licensure and civil and criminal sanctions. Such state laws vary from state to state and seldom have been interpreted by the courts or regulatory agencies. Nonetheless, strict enforcement of these requirements is likely. Although the Company believes its operations materially comply with these federal and state physician self-referral laws, there can be no assurance that Stark II or other physician self-referral regulations will not be interpreted or changed in a manner that would have a material adverse effect on the Company's business, financial condition and results of operations.

    FDA:  The U.S. Food and Drug Administration ("FDA") has issued the requisite premarket approval for all of the MRI, CT, PET, lithotripsy and Gamma Knife systems utilized by the Company. The Company does not believe that any further FDA approval is required in connection with equipment currently in operation or proposed to be operated; except under regulations issued by the FDA pursuant to the Mammography Quality Standards Act of 1992, all mammography facilities must have a certificate issued by the FDA. In order to obtain a certificate, mammography facilities are required to be accredited by an approved non-profit organization or state agency or other agency designated by the FDA. Pursuant to the accreditation process, each facility providing mammography services must comply with certain standards including annual inspection.

    Compliance with these standards is required to obtain payment for Medicare services and to avoid various sanctions, including monetary penalties, or suspension of certification. Although all of the Company's facilities which provide mammography services are currently accredited by the Mammography Accreditation Program of the American College of Radiology and the Company anticipates continuing to meet the requirements for accreditation, the withdrawal of such accreditation could result in the revocation of certification. Congress has extended Medicare benefits to include coverage of screening mammography subject to the prescribed quality standards described above. The regulations apply to diagnostic mammography as well as screening mammography.

    RADIOLOGIST AND FACILITY LICENSING:  The radiologists with whom the Company may enter into agreements to provide professional services are subject to licensing and related regulations by the states, including registrations to use radioactive materials. As a result, the Company requires its radiologists to have and maintain appropriate licensure and registrations. In addition, some states also impose licensing or other requirements on the Company or its facilities, and other states may impose similar requirements in the future. Local authorities may also require the Company to obtain various licenses, permits and approvals. The Company believes that it has obtained all required licenses and permits; however, no assurance can be made that such laws and state licensing requirements governing the Company's facilities will not be enacted.

    LIABILITY INSURANCE:  The hospitals and physicians who use the Company's diagnostic imaging systems are involved in the delivery of health care services to the public and, therefore, are exposed to the risk of liability claims. The Company's position is that it does not engage in the practice of medicine. The Company provides only the equipment and technical components of diagnostic imaging, including certain limited nursing services, and has not experienced any material losses due to claims for malpractice. Nevertheless, claims for malpractice have been asserted against the Company in the past and any future claims, if successful, could entail significant defense costs and could result in substantial damage awards to the claimants, which may exceed the limits of any applicable insurance coverage. The Company maintains professional liability insurance in amounts it believes are adequate for its business of providing diagnostic imaging, treatment and management services. In addition, the radiologists or other health care professionals with whom the Company contracts are required by such contracts to carry adequate medical malpractice insurance. Successful malpractice claims asserted against the Company, to the extent not covered by the Company's liability insurance, could have a material adverse effect on the Company's business, financial condition and results of operations.

    INDEPENDENT PHYSIOLOGICAL LABORATORIES; INDEPENDENT DIAGNOSTIC TREATMENT FACILITIES:  Under prior Medicare policy, imaging centers generally participated in the Medicare program as either medical groups or, subject to the discretion of individual Medicare carriers, Independent Physiological Laboratories ("IPLs"). The IPL was a loosely defined Medicare provider category that was not specifically authorized to provide imaging services. Accordingly, certain carriers permitted IPLs to provide imaging services and others did not. In the past, the Company preferred, to the extent possible, to operate imaging centers for Medicare purposes as IPLs. The Company believed that the designation of its imaging centers as IPLs gave it greater operational control than it would have had if its imaging centers were operated under the medical group model, where the Company would function as a "manager".

    CMS has established a new category of Medicare provider intended to replace IPLs, referred to as Independent Diagnostic Treatment Facilities ("IDTFs"). Under the IDTF regulations, imaging centers have the option to participate in the Medicare program as either IDTFs or medical groups. The IDTF regulations include more specific operational requirements than were previously required for IPLs. The Company has either converted or has submitted applications to convert all of its Centers and Fixed Facilities from IPLs to IDTFs, except in those states where the medical group model is required. In addition, since the IDTF designation is relatively new, it is unclear to what extent and in what manner IDTFs will be monitored by the CMS, but it is probable that the CMS will exercise increased oversight of IDTFs compared to IPLs, which could have a material adverse effect on the Company's business, financial condition and results of operations.

    CERTIFICATES OF NEED:  Some states require hospitals and certain other health care facilities and providers to obtain a certificate of need ("CON") or similar regulatory approval prior to the commencement of certain health care operations or services, the incurring of certain capital expenditures and/or the acquisition of major medical equipment including MRI, PET and Gamma Knife systems. CON regulations may limit or preclude the Company from providing diagnostic imaging services or systems in certain states. The Company believes it has complied or will comply with applicable CON requirements in those states where it operates. Nevertheless, a significant increase in the number of states regulating the Company's business within the CON or state licensure framework could adversely affect the Company's business, financial condition and results of operations. Conversely, repeal of existing CON regulations in jurisdictions where the Company has obtained or operates under a CON could also adversely affect the Company's business, financial condition and results of operations as barriers to entry are reduced or removed. This is an area of continuing legislative activity, and there can be no assurance that the Company will not be subject to CON and licensing statutes will not be modified in the future in a manner which may have a material adverse effect on the Company's business, financial condition and results of operations.

REIMBURSEMENT OF HEALTH CARE COSTS

    MEDICARE:  Beginning in late 1983, prospective payment regulations for hospital inpatient services became effective under the federal Medicare program. The Medicare program provides reimbursement for hospitalization, physician, diagnostic and certain other services to eligible persons 65 years of age and over and certain others. Providers of service are paid by the federal government in accordance with regulations promulgated by the HHS and generally accept said payment with nominal deductible and co-insurance amounts required to be paid by the service recipient, as payment in full. In general, these regulations provide for a specific prospective payment to reimburse hospitals for inpatient treatment services based upon the diagnosis of the patient.

    On April 7, 2000, CMS published its final rules concerning a new prospective payment system for hospital outpatient services ("OPPS") for most outpatient services in Medicare-participating hospitals. Effective August 1, 2000, Medicare began paying hospitals for outpatient services based on ambulatory payment classification ("APC") groups rather than on a hospital's costs. Each APC has been assigned a payment weight by CMS. Under the new OPPS, the payment due a hospital for performing an outpatient service will be an amount based on the APC weight, a dollar based conversion factor, a geographic adjustment factor to account for area labor cost differences and any other adjustments applicable to the hospital or case. Because the new OPPS appeared to have a severe adverse economic effect on hospitals, Congress enacted additional legislation in the Balanced Budget Refinement Act of 1999 ("BBA") to ease such effect for a specific period of time (through 2003). Under the BBA, hospitals may receive additional payments for new technologies, transitional pass-through for innovative medical devices, drugs and biologics, outlier adjustments and transitional payment corridors.

    As these transitional payments phase out or expire, some of the Company's hospital customers may decide to discontinue or restructure their arrangements with providers of diagnostic imaging services, which may have a material adverse effect on the Company's operations. In addition, the Benefits Improvement and Protection Act of 2000 ("BIPA") included certain provisions requiring CMS to revise the APCs to separate contrast-enhanced diagnostic imaging procedures from those that are not contrast-enhanced, and payment for unenhanced MRI and other diagnostic procedures may be reduced as a result of implementation of these provisions. On August 21, 2001, CMS published proposed changes to hospital OPPS rates, effective January 1, 2002, which reduce payment for unenhanced diagnostic procedures but increase payment for enhanced diagnostic procedures.

    Freestanding multi-modality and fixed site centers are not directly affected by OPPS, which applies only to hospital-based facilities; however, it is unclear whether and to what extent the Medicare program may implement payment reductions that affect the professional or technical components of the diagnostic services provided by these centers.

    Congressional and regulatory actions reflect industry-wide cost containment pressures which the Company believes will affect all health care providers for the foreseeable future. A recent initiative by CMS to impose a 24% reduction in Medicare payment for the technical component (i.e., the facilities, equipment, overhead and non-physician staff) of diagnostic imaging services provided in non-hospital settings was indefinitely postponed due to flaws in CMS' cost study methodology. CMS has indicated that it will continue to evaluate diagnostic imaging technical component reimbursement. There can be no assurance that Medicare payment for diagnostic imaging services will not be further reduced in the future, which could have a material adverse effect on the Company's business, financial condition and results of operations.

    In order for the Company's hospital customers to receive payment from Medicare with respect to the Company's Mobile Facilities, the services must be furnished in a "provider-based" department or be a covered service furnished "under arrangements. " On April 7, 2000, Medicare published new rules establishing financial, clinical and administrative criteria for being a "provider-based" department, as well as new requirements for management contracts for "provider-based" departments. The Company's services to hospitals possibly may not meet Medicare's new standards for being a "provider-based" service, although that is uncertain because at this time very little guidance exists regarding the proper interpretation of this new Medicare regulation. If the Company's services to hospital customers are not furnished in a "provider-based" setting, the services would not be covered by Medicare unless they are found to be a service furnished "under arrangements" to a hospital. The extent to which "under arrangements" services may be covered by Medicare when they do not meet the "provider-based" standards is unclear. In BIPA, Congress "grandfathered" until October 1, 2002 all sites that were paid as "provider-based" sites as of October 1, 2000. The provision permits such sites to continue to be treated as "provider-based" during the two year grandfather period and not be subject to penalties for past non-compliance so long as they either have a prior written determination of "provider-based" status, or apply for "provider-based" status before October 1, 2001. As the Medicare rules are clarified it may be necessary for the Company to modify the contracts it has with hospital customers or to take other steps that may affect the Company's contract services revenues or the manner in which the Company furnishes services to its hospital customers.

    MEDICAID:  The Medicaid program is a jointly-funded federal and state program providing coverage for low-income persons. In addition to federally mandated basic services, the services offered and reimbursement methods vary from state to state. In many states, Medicaid reimbursement is patterned after the Medicare program; however, an increasing number of states have established or are establishing payment methodologies intended to provide health care services to Medicaid patients through managed care organizations. In addition, in a number of states, state Medicaid agencies have refused to permit entities organized as IDTFs (such as most of the Company's Centers and Fixed Facilities) to participate in the Medicaid program because the volume of services that the Company provides to Medicaid patients is limited. Changes in Medicaid reimbursement methodologies are not expected to have a material adverse impact on the Company's business, financial condition and results of operations.

    MANAGED CARE:  Health Maintenance Organizations ("HMOs"), Preferred Provider Organizations ("PPOs") and other managed care organizations attempt to control the cost of health care services, including imposing lower payment rates, limiting services or mandating less costly treatment alternatives. Managed care contracting has become very competitive and reimbursement schedules are at or below Medicare reimbursement levels. The development and expansion of HMOs, PPOs and other managed care organizations within the Company's regional networks could have a negative impact on utilization of the Company's services in certain markets and/or affect the revenue per procedure which the Company can collect, since such organizations will exert greater control over patients' access to diagnostic imaging services, the selection of the provider of such services and the reimbursement thereof. The competition among health care providers for contracts with all types of managed care organizations has resulted in an average length of term of such contracts of between one and three years. See "Customers and Fees".

    Some states have adopted expanded laws or regulations restricting the assumption of financial risk by health care providers contracting with health plans. While the Company is not currently subject to such regulations, it or its customers may in the future be restricted in their ability to assume financial risk, or may be subjected to reporting requirements if they do so. Any such restrictions could negatively affect the Company's contracting relationships with health plans and could have an adverse impact on the Company's business, financial condition and results of operations.

    PRIVATE INSURANCE:  Private health insurance programs generally have authorized payment for the Company's services on satisfactory terms. If Medicare reimbursement is reduced, the Company believes that private health insurance programs will also reduce reimbursement in response to reductions in government reimbursement, which could have an adverse impact on the Company's business, financial condition and results of operations.

SALES AND MARKETING

    The Company selectively invests in marketing activities to obtain new sources of revenues for the Company, expand business relationships, grow revenues at its existing facilities and maintain present business alliances and contractual relationships. Marketing activities for the Company's Centers and Fixed Facilities include education programs for physicians and physicians offices' on new applications and uses of technology, customer service programs and contracting with insurance payors for volume discounts. Sales activities for the Company's Mobile Facilities include direct marketing to hospitals and developing leads through current customers, equipment manufacturers and other vendors, and education programs for physicians associated with hospital customers.

COMPETITION

    The health care industry in general, and the market for diagnostic imaging services in particular, is highly competitive and fragmented, with only a few national providers. The Company competes principally on the basis of its reputation for productive and cost-effective quality services. The Company's operations must compete with groups of radiologists, established hospitals and certain other independent organizations, including equipment manufacturers and leasing companies that own and operate imaging equipment. The Company will continue to encounter substantial competition from hospitals and independent organizations, including Alliance Imaging, Inc., Shared Medical Services, Medical Resources, Inc., Radiologix, Inc., U.S. Diagnostic Inc., Syncor International Corporation, and certain of their affiliates. Some of the Company's direct competitors that provide contract diagnostic imaging services may have access to greater financial resources than the Company.

    Certain hospitals, particularly the larger hospitals, may be expected to directly acquire and operate imaging and treatment equipment on-site as part of their overall inpatient servicing capability, assume the associated financial risk, employ the necessary technologists and satisfy applicable CON and licensure requirements, if any. In addition, some physician practices that have not purchased imaging equipment may decide to do so, in light of the flexibility provided by the final physician self-referral regulations adopted in January 2001 and the increased availability of lower-cost specialty MRI systems. Historically, smaller hospitals have been reluctant to purchase imaging and treatment equipment.

CUSTOMERS AND FEES

    The Company's revenues are primarily generated from contract services and patient services. Contract services revenues are generally earned from services billed to a hospital or other health care provider which include: (i) fee for-service arrangements in which revenues are based upon a contractual rate per procedure, (ii) management fees, and (iii) equipment rental in which revenues are generally based upon a fixed monthly rental. Contract services revenues are primarily earned through Mobile Facilities and are generally paid pursuant to hospital contracts with a life span of up to five years.

    Patient services revenues are generally earned from services billed directly to patients or third-party payors (generally managed care organizations, Medicare, Medicaid, commercial insurance carriers and workers' compensation funds), on a fee-for-service basis and are primarily earned through Centers, Fixed Facilities and certain Mobile Facilities.

    The Company's Fixed Facilities and Centers are principally dependent on the Company's ability (either directly or indirectly through its hospital customers) to attract referrals from physicians and other health care providers representing a variety of specialties. The Company's eligibility to provide service in response to a referral is often dependent on the existence of a contractual arrangement with the referred patient's insurance carrier (primarily if the insurance is provided by a managed care organization). The Company currently has in excess of 850 contracts with managed care organizations for diagnostic imaging services provided at the Company's Fixed Facilities and Centers primarily on a discounted fee-for-service basis. Managed care contracting has become very competitive and reimbursement schedules are at or below Medicare reimbursement levels. A significant decline in referrals and/or reimbursement rates would adversely affect the Company's business, financial condition and results of operations. See "Reimbursement of Health Care Costs" and "Managed Care".

DIAGNOSTIC IMAGING AND OTHER EQUIPMENT

    The Company has technologically advanced, state-of-the-art diagnostic imaging equipment. The Company owns or leases 184 diagnostic imaging and treatment systems, of which 123 are conventional MRI systems, 28 are Open MRI systems, 21 are CT scanners, four are lithotripters, five are PET scanners, two are radiation oncology systems, and one is a Gamma Knife. The Company owns 155 of its imaging and treatment systems and has operating leases for the remaining 29 systems. Of the Company's 123 conventional MRI systems, 67% have magnet strength of 1.5 Tesla and 28% have magnet strength of 1.0 Tesla. Currently, the industry standard magnet strength for fixed and mobile MRI systems is 1.5 Tesla. The Company is in the process of upgrading or replacing its remaining conventional MRI systems from magnet strengths of less than 1.0 Tesla to magnet strengths of at least 1.0 Tesla.

    The Company's master lease agreement with GE Medical Systems ("GEMS") includes a variable lease arrangement for eight of the Company's 29 leased imaging systems, which can significantly reduce the Company's downside cash flow risk. Under the Company's standard operating lease agreement with GEMS, the Company pays approximately $29,000 per month to lease each system. Under the variable rate election, the Company may choose to pay a monthly rental fee averaging $18,000 per system, plus 40% of the operating profits generated by such system, or to store idle systems at a fixed location for a monthly payment to GEMS of $1,500 per system, representing approximately half of the monthly maintenance costs for an idle system. The Company's variable lease arrangement with GEMS covers most of the Company's older systems, which the Company either has upgraded or expects to replace within the next 18 to 24 months. As of August 31, 2001, the Company had elected the variable lease option with respect to four of the eight systems in the variable rate pool. The option to elect the variable lease structure in the future with respect to additional systems provides the Company with downside cash flow protection in the event that any particular MRI system experiences low utilization.

    The Company continues to evaluate the mix of its diagnostic imaging equipment in response to changes in technology and to the surplus capacity in the marketplace. The overall technological competitiveness of the Company's equipment continues to improve through upgrades, disposal and/or trade-in of older equipment and the purchase or execution of leases for new equipment.

    Several substantial companies are presently engaged in the manufacture of MRI (including Open MRI), PET, CT and other diagnostic imaging equipment, including GEMS, Hitachi Medical Systems, Siemens Medical Systems, and Phillips Medical Systems. The Company maintains good working relationships with many of the major manufacturers to better ensure an adequacy of supply as well as access to those types of diagnostic imaging systems which appear most appropriate for the specific diagnostic or treatment center to be established.

COMPLIANCE PROGRAM

    The Company voluntarily implemented a program to monitor compliance with federal and state laws and regulations applicable to health care entities. The Company has appointed a compliance officer who is charged with implementing and supervising the compliance program, which includes a code of ethical conduct for the Company's employees and affiliates and a process for reporting regulatory or ethical concerns to the compliance officer, including a toll-free telephone hotline. Management believes that the Company's compliance program meets the relevant standards provided by the Office of the Inspector General of the HHS. An important part of the compliance program consists of conducting periodic reviews of various aspects of the Company's operations. The compliance program also contemplates mandatory education programs designed to familiarize the Company's employees with the regulatory requirements and specific elements of the compliance program.

EMPLOYEES

    As of August 31, 2001, the Company had approximately 1,200 full-time, 80 part-time and 340 per diem employees. None of the Company's employees are covered by a collective bargaining agreement. Management believes its employee relations to be satisfactory.

COMPANY HISTORY

    The Company was incorporated in Delaware in February 1996. The Company's predecessors, InSight Health Corp. (formerly American Health Services Corp.) ("IHC"), and Maxum Health Corp. ("MHC"), became wholly owned subsidiaries of the Company on June 26, 1996, pursuant to an Agreement and Plan of Merger among the Company, IHC and MHC (the "Merger").

    In October 1997, the Company consummated a recapitalization ("Recapitalization") pursuant to which (a) certain investors affiliated with TC Group, LLC and its affiliates (collectively, "Carlyle" or "The Carlyle Group"), a private merchant bank headquartered in Washington, D.C., made a cash investment of $25 million in the Company and received therefor (i) 25,000 shares of newly issued convertible preferred stock, Series B of the Company, par value $0.001 per share ("Series B Preferred Stock"), initially convertible, at the option of the holders thereof, in the aggregate into 2,985,075 shares of common stock, and (ii) warrants ("Carlyle Warrants") to purchase up to 250,000 shares of common stock at an exercise price of $10.00 per share; and (b) GE (i) surrendered its rights previously granted in connection with the Merger and debt restructuring agreement to receive supplemental service fee payments equal to 14% of pretax income in exchange for (A) the issuance of 7,000 shares of newly issued convertible preferred stock, Series C of the Company, par value $0.001 per share ("Series C Preferred Stock"), initially convertible, at the option of GE, in the aggregate into 835,821 shares of common stock, and (B) warrants ("GE Warrants") to purchase up to 250,000 shares of common stock at an exercise price of $10.00 per share and (ii) exchanged all of its convertible preferred stock, Series A of the Company, for an additional 20,953 shares of Series C Preferred Stock, initially convertible, at the option of GE, in the aggregate into 2,501,760 shares of common stock.

FORWARD-LOOKING STATEMENTS DISCLOSURE

    Except for the historical information contained in this report, certain statements contained herein are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve a number of risks and uncertainties, including, but not limited to, availability of financing; limitations and delays in reimbursement by third-party payors; contract renewals and financial stability of customers; the potential for rapid and significant changes in technology and their effect on the Company's operations; operating, legal, governmental and regulatory risks; conditions within the health care environment; adverse utilization trends for certain diagnostic imaging procedures; economic, political and competitive forces affecting the Company's business; competition in the Company's markets; the Company's ability to successfully integrate acquisitions; and the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission (the "SEC").

ITEM 2. PROPERTIES

    The Company leases approximately 20,000 square feet of office space for its executive offices in Newport Beach, California, under a lease expiring in 2002; approximately 13,000 square feet of office space for its Eastern Division offices in Farmington, Connecticut, under a lease expiring in 2004; approximately 4,400 square feet of office space for a billing office in Merrillville, Indiana, under a lease expiring in 2003 and approximately 5,400 square feet of office space for a billing office in Santa Ana, California, under a lease expiring in 2004. The Company believes its facilities are adequate for its reasonably foreseeable needs. In addition, the following table sets forth the other principal properties used as imaging or treatment facilities by the Company as of June 30, 2001:

Name of Facility	Approximate Square Feet	Location
OWNED:
Western Division
Northern Indiana Oncology Center	800	Valparaiso, Indiana
Granada Hills Open MRI Center(1)	1,100	Granada Hills, California
Daniel Freeman Open MRI Center(1)	1,400	Marina Del Rey, California
Berwyn Magnetic Resonance Center(1)	3,800	Berwyn, Illinois
Garfield Imaging Center(1)	5,000	Monterey Park, California
LAC/USC Imaging Sciences Center(1)	8,500	Los Angeles, California
Maxum Diagnostic Center—Eighth Avenue	10,000	Ft. Worth, Texas
Harbor/UCLA Diagnostic Imaging Center(1)	15,000	Torrance, California
Diagnostic Outpatient Center(1)	17,800	Hobart, Indiana
Eastern Division
Sun Coast Imaging Center(1)	1,000	Largo, Florida
Thorn Run MRI(1)	1,300	Coraopolis, Pennsylvania
Greater Waterbury Imaging Center(1)	3,700	Waterbury, Connecticut
Wilkes-Barre Imaging Center(1)	8,200	Wilkes-Barre, Pennsylvania
Chattanooga Outpatient Center	14,700	Chattanooga, Tennessee
LEASED:
Western Division
InSight Diagnostic Imaging Center—N. 18th Place	1,800	Phoenix, Arizona
Redwood City MRI	2,900	Redwood City, California
InSight Diagnostic Imaging Center	3,100	Tempe, Arizona
Open MRI of Orange County	4,000	Santa Ana, California

Open MRI of Pleasanton	4,400	Pleasanton, California
InSight Diagnostic Imaging Center—15th Avenue	4,600	Phoenix, Arizona
Washington Magnetic Resonance Center	5,000	Whittier, California
InSight Diagnostic Imaging Center	5,800	Peoria, Arizona
Parkway Imaging Center	5,800	Henderson, Nevada
Maxum Diagnostic Center—Preston Road	5,800	Dallas/Plano, Texas
Open MRI of Hayward	6,500	Hayward, California
St. John's Regional Imaging Center	10,000	Oxnard, California
InSight Diagnostic Imaging Center—E. Thomas Road	10,600	Phoenix, Arizona
Maxum Diagnostic Center—Forest Lane	18,500	Dallas, Texas
InSight Mountain Diagnostics	20,000	Las Vegas, Nevada
Eastern Division
Lockport MRI—Maple Road	500	Williamsville, New York
Metabolic Imaging of Kentucky	1,800	Louisville, Kentucky
Open MRI of Indianapolis	1,900	Indianapolis, Indiana
Lockport MRI—River Road	2,200	N. Tonawanda, New York
Lockport MRI	2,400	Lockport, New York
Open MRI of Southern Regional	2,400	Clarksville, Indiana
Whitney Imaging Center	2,900	Hamden, Connecticut
Lockport MRI—Sheridan Drive	3,800	Tonawanda, New York
Dublin Imaging Center	3,900	Dublin, Ohio
Lockport MRI—Youngs Road	4,000	Williamsville, New York
Marshwood Imaging Center	5,000	Scarborough, Maine
Lockport MRI—Transit Road	5,200	East Amherst, New York
Imaging Center at Murfreesboro	6,000	Murfreesboro, Tennessee
Broad Street Imaging Center	6,600	Columbus, Ohio
Ocean Medical Imaging Center	8,500	Tom's River, New Jersey
Central Maine Imaging Center	8,700	Lewiston, Maine

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is traded on the national over-the-counter market and quoted on the NASDAQ Small Cap Market under the symbol "IHSC". The following table sets forth the high and low prices as reported by NASDAQ for the Company's common stock for the quarters indicated. The prices (rounded to the nearest penny where applicable) represent quotations between dealers without adjustment for mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	Low	High
September 30, 2000	$6.00	$9.00
December 31, 2000	6.25	10.73
March 31, 2001	7.88	17.00
June 30, 2001	11.00	19.80
September 30, 1999	5.00	6.94
December 31, 1999	4.63	6.50
March 31, 2000	5.69	11.50
June 30, 2000	5.75	8.38

    The Company has never paid a cash dividend on its common stock and does not expect to do so in the foreseeable future. The Company's credit agreement governing its existing bank financing and the indenture governing the Existing Notes contain restrictions on its ability to pay dividends on its common stock.

    As of September 12, 2001, the Company's records indicate that there were in excess of 1,700 beneficial holders of common stock and approximately 400 stockholders of record.

    See "Proposed Acquisition and Related Financing Transactions."

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data presented as of and for the years ended June 30, 2001, 2000, 1999, 1998 and 1997, has been derived from the Company's audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes as of June 30, 2001 and 2000 and for the three years in the period ended June 30, 2001, and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this report.

	Years Ended June 30,
	2001	2000	1999	1998	1997
	(Amounts in thousands, except per share data)
STATEMENT OF INCOME DATA:
Revenues	$211,503	$188,574	$161,992	$119,018	$92,273
Operating income(1)(2)	39,819	27,016	17,422	7,770	5,774
Interest expense, net	23,394	18,696	14,500	6,827	4,066
Net income(3)	13,801	7,189	6,112	512	1,281
Income per common and preferred share(4):
Basic	$1.48	$0.78	$0.67	$0.06	$0.25

Diluted	$1.42	$0.76	$0.65	$0.06	$0.24

	June 30,
	2001	2000	1999	1998	1997
BALANCE SHEET DATA:
Working capital (deficit)	$16,791	$20,814	$24,651	$36,109	$(6,162)
Property and equipment, net	148,255	148,469	90,671	75,146	34,060
Intangible assets	89,202	93,930	80,327	74,831	32,579
Total assets	321,056	328,872	238,304	231,592	97,271
Total long-term liabilities	197,388	221,307	161,266	155,642	59,205
Stockholders' equity	65,471	51,487	44,106	37,858	6,685

(1)
Includes a provision for supplemental service fee termination of $6.3 million in 1998.

(2)
Includes a provision for reorganization and other costs of $3.3 million in 1999.

(3)
Includes an income tax benefit of $3.5 million in 1999.

(4)
No cash dividends have been paid on the Company's common stock for the periods indicated above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The statements contained in this report that are not purely historical or which might be considered an opinion or projection concerning the Company or its business, whether express or implied, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include statements regarding the Company's expectations, intentions, plans or strategies regarding the future. All forward-looking statements included in this report are based upon information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those described or implied in such forward-looking statements because of certain factors which could affect the Company. Such forward-looking statements should be evaluated in light of the following factors: availability of financing; limitations and delays in reimbursement by third-party payors; contract renewals and financial stability of customers; the potential for rapid and significant changes in technology and their effect on the Company's operations; operating, legal, governmental and regulatory risks; conditions within the health care environment; adverse utilization trends for certain diagnostic imaging procedures; economic, political and competitive forces affecting the Company's business; competition in the Company's markets; the Company's ability to successfully integrate acquisitions; and the risk factors described in the Company's periodic filings with the SEC on Forms 10-K, 10-Q and 8-K (if any).

ACQUISITIONS

    The Company's objective is to be the leading provider of outsourced diagnostic imaging services in its target markets by further developing and expanding its regional diagnostic imaging networks that emphasize quality of care, produce cost-effective diagnostic information and provide superior service and convenience to its customers. The strategy is focused on three components. Firstly, the Company intends to maximize utilization of its existing facilities by (i) broadening its physician referral base and generate new sources of revenues through selective marketing activities; (ii) focusing its marketing efforts on attracting additional managed care customers; (iii) adding new modalities such as CT, ultrasound and bone densitometry at its existing facilities to realize economies of scale and increase overall procedure volume; (iv) expanding current imaging applications of existing modalities to increase overall procedure volume; (v) focusing on its ability to convert developing Mobile Facilities to Fixed Facilities; and (vi) maximizing cost efficiencies through increased purchasing power and by continued reduction of expenses.

    Secondly, the Company intends to pursue expansion opportunities within its existing regional networks by opening new Fixed Facilities, Centers and developing Mobile Facilities where attractive returns on investment can be achieved and sustained. Management believes that Mobile PET Facilities present a growth opportunity due to increased physician acceptance of PET as a diagnostic tool, recently expanded Medicare coverage of PET procedures and favorable reimbursement levels. The Company also intends to pursue joint venture opportunities with hospitals because management believes that they have the potential to provide the Company with a steady source of procedure volume. In addition, management believes that this will be an area for additional growth because the Company expects hospitals to respond to recent federal health care regulatory changes by outsourcing radiology services to imaging centers that are jointly owned and managed with third parties.

    Finally, the Company intends to continue to increase its market presence in its existing regional markets where it can increase economies of scale or new markets where it believes it can establish a strong regional network, through disciplined and strategic acquisitions. The Company believes it is well positioned to capitalize on the ongoing consolidation of the imaging industry.

    In fiscal 1999, the Company completed one acquisition in the Eastern Division and one acquisition in the Western Division as follows: a 70% interest in a partnership which owns four Centers and two

Fixed Facilities in Buffalo, New York; and a 100% interest in three Centers and two Fixed Facilities in Phoenix, Arizona. The aggregate purchase price for these two acquisitions was approximately $17.4 million.

    In fiscal 2000, the Company completed two acquisitions in the Eastern Division as follows: two Fixed Facilities in Indianapolis and Clarksville, Indiana, respectively; and a 90% interest in a partnership which owns a Center in Wilkes-Barre, Pennsylvania. The aggregate purchase price for these two acquisitions was approximately $24.5 million.

    In fiscal 2000, the Company opened in the Western Division the following: a radiology co-source outpatient Fixed Facility in Granada Hills, California; a radiology co-source outpatient Center in Henderson, Nevada; and an Open MRI Fixed Facility in Pleasanton, California. These were financed through both capital leases with GE and internally generated funds. In fiscal 2000, the Company closed in the Eastern Division an Open MRI Fixed Facility in Atlanta, Georgia.

    In fiscal 2001, the Company opened in the Western Division a radiology co-source outpatient Fixed Facility in Marina Del Rey, California, which was financed with internally generated funds and a capital lease from GE; and in the Eastern Division a PET Fixed Facility in Louisville, Kentucky, which was financed with outside financing.

    In the first quarter of fiscal 2002, the Company opened in the Eastern Division a radiology co-source outpatient Fixed Facility in Largo, Florida, which is expected to be financed with outside financing.

    In addition to the Company's acquisition strategy described above, on June 29, 2001 the Company entered into a Merger Agreement pursuant to which Acquisition Corp. will be merged with and into the Company and the Company will be the surviving corporation. Upon consummation of the Acquisition, the Company will be a wholly owned subsidiary of InSight Holdings. Pursuant to the Merger Agreement, all of the Company's stockholders will be entitled to receive $18.00 in cash for each share of the Company's common stock they own. In addition, holders of stock options and warrants which are exercisable for the Company's common stock will receive the difference between $18.00 and the exercise price for each share of common stock the holder could have acquired pursuant to the terms of the options or warrants. InSight Holdings' and Acquisition Corp.'s obligation to complete the Acquisition are subject to the satisfaction or waiver of several conditions, including: obtaining the approval of the Company's stockholders, obtaining the requisite regulatory approvals, performance of all agreements contained in the Merger Agreement, the continued accuracy at the time of the Acquisition of the representations and warranties made by the Company in the Merger Agreement, conversion of the issued and outstanding preferred stock of the Company into common stock, the availability of funds to InSight and/or Acquisition Corp. necessary to complete the Acquisition, obtaining third-party consents, approvals and waivers required to be obtained in connection with the transactions contemplated by the Merger Agreement, and that, as of the closing, there has been no material adverse effect on the Company, there is no outstanding litigation that seeks to enjoin the completion of the Acquisition and has a reasonable likelihood of success, and the Company's indebtedness, net of cash and cash equivalents, on a consolidated basis shall not exceed $222.5 million. See "Proposed Acquisition and Related Financing Transactions."

    The Acquisition is expected to be consummated in October 2001; however, no assurance can be given that the Acquisition will be completed.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    The Company operates in a capital intensive, high fixed cost industry that requires significant amounts of working capital to fund operations, particularly the initial start-up and development expenses of new operations and yet is constantly under external pressure from both customers and competitors to contain costs and reduce prices.

    The Company continues to pursue acquisition opportunities at the same time as it proceeds to complete the Acquisition. The Company believes that the expansion of its business through such acquisitions is a key factor in improving profitability. Generally, acquisition opportunities are aimed at increasing revenues and operating income, and maximizing utilization of existing capacity and increasing economies of scale. Incremental operating income resulting from future acquisitions will vary depending on geographic location, whether facilities are Mobile or Fixed, the range of services provided and the Company's ability to integrate the acquired businesses into its existing infrastructure. Since 1996, the Company has completed 12 acquisitions. No assurance can be given, however, that the Company will be able to identify suitable acquisition candidates and thereafter complete such acquisitions on terms acceptable to the Company. In addition, the Company's acquisition facility has expired under the bank financing described below, and until alternate financing sources can be arranged in connection with the Acquisition, the Company will have to utilize its own internally generated funds to complete future acquisitions. As of June 30, 2001, the Company had cash on hand of approximately $23.3 million, a portion of which is available to consummate such acquisitions.

    The Company has outstanding $100 million of the Existing Notes. The Existing Notes mature in June 2008, with interest payable semi-annually and are redeemable at the option of the Company, in whole or in part, on or after June 15, 2003. The Existing Notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future indebtedness, as defined in the indenture, of the Company, including borrowings under the bank financing described below. Contemporaneously with the Acquisition, Acquisition Corp. will repurchase by tender offer the Company's Existing Notes up to their aggregate principal amount of $100 million. The terms of the Existing Notes contain certain restrictions on the Company's ability to take certain actions without first obtaining consent of the noteholders. On August 15, 2001, Acquisition Corp. commenced a tender offer to repurchase all of the Existing Notes. As of the date of this report, 100% of the Existing Notes had been tendered. In connection with the tender offer, Acquisition Corp. has also successfully solicited the requisite consents from the holders of the Existing Notes to eliminate certain restrictive covenants and certain events of default in the indenture relating to the Existing Notes.

    The Company also has the following credit facilities with Bank of America, N.A. and a syndicate of other financial institutions: (i) a $50 million term loan which matures in June 2004, (ii) a $25 million working capital facility which expires in June 2003, and (iii) a $75 million acquisition facility which matures in June 2004 ("Bank Financing"). Borrowings under the Bank Financing bear interest at LIBOR plus 1.75%. The Company is required to pay an annual unused facility fee of 0.375 percent, payable quarterly, on unborrowed amounts under the working capital facility. At June 30, 2001, there were approximately $27.5 million and $43.2 million in borrowings under the term loan and the acquisition facilities, respectively. As of August 31, 2001, the Company had borrowing availability of approximately $25 million under the working capital facility. The Company intends to prepay the entire outstanding amounts of the Bank Financing and terminate such facilities as part of the Acquisition and related financing transactions.

    In connection with the Acquisition, Acquisition Corp. is expected to enter into the New Senior Credit Facilities consisting of (i) a $145.0 million seven year term loan B, (ii) an $80.0 million seven year delayed-draw term loan facility and (iii) a $50.0 million six year revolving credit facility. $145.0 million from the New Senior Credit Facilities is expected to be used to consummate the Acquisition. The Company will become the obligor under such borrowings after the consummation of the Acquisition. The Company expects to use the delayed-draw facility, which is expected to be available through the second anniversary of the consummation of the Acquisition, to fund future acquisitions and capital expenditures. The Company expects to use the revolving credit facility primarily to fund its future working capital needs.

    The New Senior Credit Facilities will contain various restrictive covenants which will prohibit the Company from prepaying other indebtedness, including the New Notes described below, and they will require the Company to maintain specified financial ratios and satisfy financial condition tests. In addition, the New Senior Credit Facilities will prohibit the Company from declaring or paying any dividends and prohibit it from making any payments with respect to the New Notes if the Company fails to perform its obligations under, or fails to meet the conditions of, the New Senior Credit Facilities or if payment creates a default under the New Senior Credit Facilities.

    In addition to the indebtedness under the New Senior Credit Facilities, the Company also will become the obligor under $200 million aggregate principal amount of the New Notes that Acquisition Corp. is expected to issue in a private placement exempt from registration under the Securities Act of 1933, as amended ("Securities Act"), in order to finance the Acquisition and related financing transactions. The indenture governing the New Notes will, among other things, (i) restrict the ability of the Company and certain subsidiaries, including the guarantors of the New Notes, to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates, (ii) prohibit certain restrictions on the ability of certain subsidiaries, including the guarantors of the New Notes, to pay dividends or make certain payments to the Company, and (iii) place restrictions on the ability of the Company and certain subsidiaries, including the guarantors of the New Notes, to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company.

    Net cash provided by operating activities was approximately $50.7 million for the year ended June 30, 2001. Cash provided by operating activities resulted primarily from net income before depreciation and amortization (approximately $54.9 million), partially offset by a decrease in accounts payable and other accrued expenses (approximately $2.3 million) and an increase in trade accounts receivables, net (approximately $2.8 million). The increase in trade accounts receivables, net is due primarily to revenues generated by the Company's acquisition activities which were completed in fiscal 2000.

    Net cash used in investing activities was approximately $23.4 million for the year ended June 30, 2001. Cash used in investing activities resulted primarily from the Company purchasing or upgrading diagnostic imaging equipment at its existing facilities (approximately $22.9 million).

    Net cash used in financing activities was approximately $31.1 million for the year ended June 30, 2001, resulting primarily from principal payments of debt and capital lease obligations (approximately $31.8 million).

    The Company has committed to purchase or lease in connection with the development of new Fixed and Mobile Facilities and replacement of diagnostic imaging equipment at Centers, Fixed and Mobile Facilities, at an aggregate cost of approximately $16.0 million, nine diagnostic imaging systems for delivery through January 2002. The Company expects to use either internally generated funds or leases from GE and others to finance the purchase of such equipment. The Company may purchase, lease or upgrade other diagnostic imaging systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or Centers, Fixed and Mobile Facilities are developed in accordance with the Company's business strategy.

    Effective December 1, 1999, the Company purchased 38 pieces of diagnostic imaging equipment from GE by converting operating leases to capital leases. The capital leases bear interest at 9% per annum, have 48 to 72 month terms and contain a $1.00 buyout at the end of each lease. The total purchase price was approximately $45 million. As a result, annual equipment lease expense will be reduced by approximately $12 million and depreciation and interest will be increased by approximately the same amount. In connection with the Acquisition, all but approximately $5.9 million of these capital leases are expected to be refinanced through borrowings under the New Senior Credit Facilities. In the future, the Company intends to finance purchases of diagnostic imaging equipment primarily with capital leases, internally generated funds, or if the Acquisition is consummated, the New Senior Credit Facilities, rather than entering into operating leases; although the Company may choose to enter into operating leases for certain diagnostic imaging equipment.

    In addition, in connection with the implementation of the electronic transaction, security and privacy standards mandated by HIPAA, the Company expects to spend approximately $1.5 million to make necessary software upgrades to its radiology information system to make the system compliant with the HIPAA transaction standards by late 2002 and with the privacy standards by 2003.

    The Company believes that, based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity, including borrowings available under the New Senior Credit Facilities if the Acquisition is consummated, will be sufficient through June 30, 2002 to fund anticipated capital expenditures and make required payments of principal and interest on its debt, including payments due on the New Notes and obligations under the New Senior Credit Facilities if the Acquisition is consummated and payments under the Existing Notes and Bank Financing, if the Acquisition is not consummated. In addition, the Company continually evaluates potential acquisitions and expects to fund such acquisitions from its available sources of liquidity, as discussed above. The Company's acquisition strategy may require sources of capital in addition to that currently available to the Company. No assurance can be given that such necessary additional funds will be available to the Company on terms acceptable to the Company or at all.

    If InSight Holdings, Acquisition Corp. or the Company elect to terminate the Merger Agreement due to the failure of the the Company's stockholders to approve the Merger Agreement at the special meeting or any adjournment or postponement of that meeting, then the Company is obligated to reimburse InSight Holdings for its fees and expenses incurred in connection with the Acquisition and the related financing transactions up to a maximum of $1 million.

    In addition, if the Company terminates the Merger Agreement and enters into a superior proposal with a third party, the Company is obligated to pay InSight Holdings a termination fee of $7 million, of which $5 million is payable immediately prior to the termination of the Merger Agreement and $2 million is payable upon the earlier of (i) six months from the date of termination of the Merger Agreement and (ii) consummation of a superior proposal with a third party.

RESULTS OF OPERATIONS

    For the years ended June 30, 2001 and 2000, the Company has focused on the results of operations through the division of its diagnostic imaging business into two geographical regions of the United States: Western and Eastern Divisions. The Company has divided its operations into two Divisions only for the purposes of the separation of internal management responsibilities and does not focus on each of these Divisions as a separate business or make financial decisions as if they are separate businesses. Each Division provides diagnostic imaging services and generates both contract services and patient services revenues. In addition, resources are allocated by the Company on an overall basis to each Division to maximize returns on investment.

YEARS ENDED JUNE 30, 2001 AND 2000

    REVENUES:  Revenues increased approximately 12.1% from approximately $188.6 million for the year ended June 30, 2000, to approximately $211.5 million for the year ended June 30, 2001. This increase was due primarily to the acquisitions and opened Fixed Facilities discussed above (approximately $10.9 million) and an increase in contract services, patient services and other revenues (approximately $16.4 million) at existing facilities, resulting from sales efforts and incentive initiatives implemented at existing facilities, partially offset by the assignment in fiscal 2000 of certain managed care contracts to an outside third party (approximately $4.4 million). Revenues for the Eastern and

Western Division represented approximately 61% and 35% respectively, of total revenues for the year ended June 30, 2001. However, the percentages will be affected by future acquisitions and the establishment of Centers, Fixed and Mobile Facilities.

    Contract services revenues increased approximately 3.3% from approximately $100.1 million for the year ended June 30, 2000, to approximately $103.4 million for the year ended June 30, 2001. The increase was due to the addition of five Mobile Facilities and a combination of higher utilization and more fixed monthly fee contracts at the Company's existing mobile customer base (approximately $7.7 million), partially offset by the assignment in fiscal 2000 of certain managed care contracts to an outside third party (approximately $4.4 million). Contract services revenues for the Eastern and Western Division represented approximately 87% and 6%, respectively, of contract services revenues for the year ended June 30, 2001. However, the percentages will be affected by future acquisitions and the establishment of Centers, Fixed and Mobile Facilities.

    Contract services revenues, primarily earned by the Company's Mobile Facilities, represented approximately 49% of total revenues for the year ended June 30, 2001. Each year approximately one-quarter to one-third of the contract services agreements for Mobile Facilities are subject to renewal. It is expected that some high volume customer accounts will elect not to renew their contracts and instead will purchase or lease their own diagnostic imaging equipment and some customers may choose an alternative services provider. In the past, when such contracts have not been renewed, the Company has been able to obtain replacement contracts. While some replacement accounts have initially been smaller than the lost accounts, such replacement accounts' revenues have generally increased over the term of the contract; however, new and renewal contracts may not offset revenues from customers electing not to renew their contracts with the Company. No single source accounts for more than 10% of the Company's total revenues. The nonrenewal of a single customer contract would not have a material impact on the Company's contract services revenues, although non-renewal of several contracts could have a material impact on contract services revenues. See "Customers and Fees."

    As a result of the implementation of the new OPPS, the Company believes that its hospital customers may seek reductions in contractual rates to the extent the hospital believes it will pay more to the Company than it will receive from Medicare and other third-party payors. The reduction of contractual rates for a single customer or loss of a single customer to a competitor prepared to reduce contractual rates would not have a material adverse impact on the Company's contract services revenues; however, the reduction in contractual rates for several customers or loss of several contracts could have a material impact on the Company's business, financial condition and results of operations.

    On the other hand, the Company believes that the impact of the new OPPS on hospital payments for diagnostic imaging services, especially for MRI and CT services, may cause hospitals to consider restructuring their diagnostic outpatient imaging services as freestanding centers which are unaffected by the new OPPS. This may provide the Company with additional opportunities for its radiology co-source product which involves the joint ownership and management of single and multi-modality imaging centers with hospitals. Given the infancy and complexity of the new OPPS, it is difficult to determine whether hospitals will be receiving less from Medicare (after they take advantage of the transitional payments that may be available under the BBA) and to what extent they will attempt to renegotiate existing contractual arrangements. See "Reimbursement of Health Care Costs—Medicare" and "Customers and Fees."

    Patient services revenues, primarily earned by the Company's Fixed Facilities and Centers, represented approximately 51% of total revenues for the year ended June 30, 2001. Patient services revenues increased approximately 23.8% from approximately $86.8 million for the year ended June 30, 2000, to approximately $107.5 million for the year ended June 30, 2001. This increase was due primarily to the acquisitions and opened Fixed Facilities discussed above (approximately $10.9 million) and an increase in revenues at existing facilities (approximately $9.8 million). The increase at existing facilities was due to higher utilization (approximately 9%), and a nominal increase in reimbursement from third-party payors. Patient services revenues for the Eastern and Western Division represented approximately 37% and 62%, respectively, of patient services revenues for the year ended June 30, 2001. However, the percentages will be affected by future acquisitions and the establishment of Centers, Fixed and Mobile Facilities. The Company believes its patient services revenues received from Medicare will not be materially impacted by the new OPPS because it primarily operates freestanding Fixed Facilities and Centers which are unaffected thereby.

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

    COSTS OF OPERATIONS:  Costs of operations increased approximately 6.9% from approximately $151.4 million for the year ended June 30, 2000, to approximately $161.9 million for the year ended June 30, 2001. This increase was due primarily to additional costs related to the acquisitions and opened Fixed Facilities discussed above (approximately $7.1 million) and at existing facilities (approximately $8.0 million), primarily salary and benefits and depreciation, partially offset by reduced equipment lease, supply, consulting and marketing costs, and the elimination of costs resulting from the assignment in fiscal 2000 of certain managed care contracts to an outside third party (approximately $4.6 million). The decrease in equipment lease costs and the increase in depreciation is primarily the result of the conversion of operating leases to capital leases discussed above and the Company purchasing new diagnostic imaging equipment rather than entering into operating leases. The adoption of SFAS 142 in fiscal 2002 discussed below will result in a decrease of annual goodwill amortization of approximately $5.4 million.

    Costs of operations, as a percentage of total revenues, decreased to approximately 76.5% for the year ended June 30, 2001 from approximately 80.3% for the year ended June 30, 2000. The percentage decrease is primarily due to reduced costs in equipment lease, equipment maintenance, occupancy, consulting and communications costs, partially offset by higher depreciation and salary and benefit costs. The Company is continuing its effort to improve operating efficiencies through cost reduction initiatives. The cost reduction initiatives are focused primarily on costs for diagnostic imaging equipment, including lease, depreciation and maintenance, occupancy, marketing and salary and benefits.

    CORPORATE OPERATING EXPENSES:  Corporate operating expenses decreased approximately 0.9% from approximately $10.9 million for the year ended June 30, 2000, to approximately $10.8 million for the year ended June 30, 2001. The decrease was due primarily to reduced salary and benefits associated with the Company's acquisition and development activities, consulting and travel costs, partially offset by additional information systems costs. Corporate operating expenses, as a percentage of total revenues, decreased from approximately 5.8% for the year ended June 30, 2000, to approximately 5.1% for the year ended June 30, 2001.

    INTEREST EXPENSE, NET:  Interest expense, net increased approximately 25.1% from approximately $18.7 million for the year ended June 30, 2000, to approximately $23.4 million for the year ended June 30, 2001. This increase was due primarily to additional debt related to (i) the acquisitions discussed above, (ii) the conversion of operating leases to capital leases discussed above, (iii) the Company upgrading its existing diagnostic imaging equipment, and (iv) a charge of approximately $0.7 million related to the Company's interest rate swap discussed below, partially offset by reduced interest as a result of principal payments of long-term debt.

    PROVISION FOR INCOME TAXES:  For the year ended June 30, 2001, the effective tax rate increased to approximately 16% from approximately 14% for the year ended June 30, 2000, primarily as a result of recognizing in fiscal 2000 the benefits from previously unused net operating loss carry forwards. At the beginning of each fiscal year, the Company estimates its effective tax rate for the fiscal year. In addition, the Company periodically reviews the effective tax rate in light of certain factors, including actual operating income, acquisitions completed and new facilities opened, and the effects of benefits from the Company's net operating loss carry forwards. This review may result in an increase or decrease in the effective tax rate during the fiscal year. The Company expects its effective tax rate to increase in the future as previously unused net operating loss carryforwards are used.

    EBITDA:  Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased approximately 33.7% from approximately $60.6 million for the year ended June 30, 2000, to approximately $81.0 million for the year ended June 30, 2001. This increase was primarily due to higher revenues at existing facilities as a result of the revenue enhancing efforts described above, lower costs of services as a result of the cost reduction initiatives described above, and decreased equipment lease expense as a result of the conversion of operating leases to capital leases discussed above. EBITDA for the Western Division increased approximately 26.7% from approximately $22.1 million for the year ended June 30, 2000 to approximately $28.0 million for the year ended June 30, 2001. EBITDA for the Eastern Division increased approximately 25.6% from approximately $48.9 million for the year ended June 30, 2000 to approximately $61.4 million for the year ended June 30, 2001.

    INCOME PER COMMON AND CONVERTED PREFERRED SHARE:  On a diluted basis, net income per common and converted preferred share was $1.42 for the year ended June 30, 2001, compared to net income per common and converted preferred share of $0.76 for the year ended June 30, 2000. The increase in net income per common and converted preferred share is the result of (i) increased income from company operations and (ii) an increase in earnings from unconsolidated partnerships, partially offset by (i) increased interest expense and (ii) an increase in provision for income taxes.

YEAR ENDED JUNE 30, 2000 AND 1999

    REVENUES:  Revenues increased approximately 16.4% from approximately $162.0 million for the year ended June 30, 1999, to approximately $188.6 million for the year ended June 30, 2000. This increase was due primarily to the acquisitions and opened Fixed Facilities discussed above (approximately $15.2 million) and an increase in contract services and patient services revenues (approximately $12.7 million) at existing facilities, partially offset by a decrease in other revenues (approximately $1.3 million), primarily due to a one-time settlement payment in connection with an earn-out from the sale of the Company's lithotripsy partnerships which was recorded in fiscal 1999 (approximately $0.4 million).

    Contract services revenues increased approximately 17.1% from approximately $85.5 million for the year ended June 30, 1999, to approximately $100.1 million for the year ended June 30, 2000. This increase was due primarily to the acquisitions discussed above (approximately $4.0 million) and an increase in the Company's existing mobile customer base (approximately $10.6 million). The increase in the existing mobile customer base was due to (i) the addition of six Mobile Facilities and (ii) higher utilization (approximately 14%) at the Company's existing mobile customer base, partially offset by a decline in reimbursement from customers, primarily hospitals (approximately 3%).

    Patient services revenues increased approximately 17.9% from approximately $73.6 million for the year ended June 30, 1999, to approximately $86.8 million for the year ended June 30, 2000. This increase was due primarily to the acquisitions and opened Fixed Facilities discussed above (approximately $11.1 million) and an increase in revenues at existing facilities (approximately $2.3 million), partially offset by reduced revenues from the closure of the Open MRI Fixed Facility discussed above (approximately $0.2 million). The increase at existing facilities was due to higher utilization (approximately 9%), partially offset by a decline in reimbursement from third-party payors (approximately 3%).

    COSTS OF OPERATIONS:  Costs of operations increased approximately 15.3% from approximately $131.3 million for the year ended June 30, 1999, to approximately $151.4 million for the year ended June 30, 2000. This increase was due primarily to additional costs related to the acquisitions and opened Fixed Facilities discussed above (approximately $14.5 million) and at existing facilities (approximately $5.9 million), partially offset by reduced expenses for the closed Open MRI Fixed Facility discussed above (approximately $0.3 million).

    Costs of operations, as a percentage of total revenues, decreased to approximately 80.3% for the year ended June 30, 2000 from approximately 81.1% for the year ended June 30, 1999. The percentage decrease is primarily due to reduced costs in equipment lease, depreciation, equipment maintenance and occupancy costs, partially offset by higher salary and benefit costs.

    CORPORATE OPERATING EXPENSES:  Corporate operating expenses increased approximately 3.8% from approximately $10.5 million for the year ended June 30, 1999, to approximately $10.9 million for the year ended June 30, 2000. This increase was due primarily to additional information systems costs, partially offset by a decrease in travel, legal and consulting costs. Corporate operating expenses, as a percentage of total revenues, decreased from approximately 6.5% for the year ended June 30, 1999, to approximately 5.8% for the year ended June 30, 2000.

    INTEREST EXPENSE, NET:  Interest expense, net increased approximately 29.0% from approximately $14.5 million for the year ended June 30, 1999, to approximately $18.7 million for the year ended June 30, 2000. This increase was due primarily to additional debt related to (i) the acquisitions discussed above, (ii) the conversion of operating leases to capital leases discussed above, (iii) higher interest rates on the Company's floating rate debt and (iv) the Company upgrading its existing diagnostic imaging equipment, partially offset by reduced interest as a result of principal payments of long-term debt.

    EBITDA:  EBITDA increased approximately 43.2% from approximately $42.3 million for the year ended June 30, 1999, to approximately $60.6 million for the year ended June 30, 2000. This increase was primarily due to higher revenues at existing facilities as a result of the revenue enhancing efforts described above, lower costs of services as a result of the cost reduction initiatives described above, and decreased equipment lease expense as a result of the conversion of operating leases to capital leases discussed above.

    PROVISION FOR INCOME TAXES:  Provision for income taxes increased from a benefit of approximately $3.2 million for the year ended June 30, 1999, to approximately $1.1 million for the year ended June 30, 2000. The increase is due to the Company recording a reduction to the valuation allowance of approximately $3.5 million to recognize anticipated benefits from the utilization of certain net operating loss carry forwards in 1999. The effective tax rate increased to approximately 14% in 2000 from approximately 11% in 1999 primarily as a result of the effects of benefits from the Company's net operating loss carry forwards.

    INCOME PER COMMON AND CONVERTED PREFERRED SHARE:  On a diluted basis, net income per common and converted preferred share was $0.76 for the year ended June 30, 2000, compared to net income per common and converted preferred share of $0.65 for the year ended June 30, 1999. Excluding the one-time provision for reorganization and other costs and the benefit for income taxes, net income per common and converted preferred share on a diluted basis for the year ended June 30, 1999 would have been $0.63. The increase in net income per common and converted preferred share is the result of (i) increased income from company operations and (ii) an increase in earnings from unconsolidated partnerships, as a result of new diagnostic imaging equipment installed in 1999, partially offset by (i) increased interest expense and (ii) an increase in provision for income taxes.

NEW PRONOUNCEMENTS

    In the first quarter of fiscal 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138 (collectively, SFAS 133). SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Under SFAS 133 an entity may designate a derivative as a hedge of exposure to either changes in: (i) fair value of a recognized asset or liability or firm commitment, (ii) cash flows of a recognized or forecasted transaction, or (iii) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any change in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings. The adoption of SFAS 133 on July 1, 2000 did not have a material impact on the Company's financial condition and results of operations.

    In fiscal 1998, the Company entered into an interest rate swap with a notional amount of $40.0 million for the purpose of fixing the interest rate of a corresponding amount of $40.0 million of floating rate debt. This swap had a three year term and was extendable for an additional three years at the option of the bank. Under SFAS 133, extendable swaps do not meet the criteria for hedge accounting and changes in fair value are recognized currently in earnings. During the year ended June 30, 2001, the Company recorded additional interest expense of approximately $0.7 million due to changes in the fair value of the swap. In March 2001, the swap was extended for an additional three years by the bank and the Company expects the swap to qualify for hedge accounting through its maturity. The Company expects the swap to remain in place following the consummation of the Acquisition.

    In December 1999, the SEC staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 explains the SEC staff's general framework for revenue recognition, stating that certain criteria need to be met in order to recognize revenue. The adoption of SAB 101 did not have a material impact on the Company's financial condition and results of operations.

    In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44). FIN 44 provides guidance for issues arising in applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." FIN 44 applies specifically to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status that occur on or after July 1, 2001, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The requirements of FIN 44 did not have a material impact on the Company's financial condition and results of operations.

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS 141 are to be accounted for using the purchase method of accounting. The Company will adopt SFAS 141 for all business combinations initiated after June 30, 2001.

    Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS 142 addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill would no longer be amortized but would be assessed at least annually for impairment using a fair value methodology. The Company will adopt SFAS 142 for all goodwill and other intangible assets acquired after June 30, 2001 and for all existing goodwill and other intangible assets beginning July 1, 2001. The Company expects that upon adoption of SFAS 142 on July 1, 2001 it will cease recording annual goodwill amortization of approximately $5.4 million. For the year ending June 30, 2002, SFAS 142 also changes the methodology and potential timing of impairment charges; however, the effect of these charges (if any) cannot be determined at this time. Under the transition arrangements of SFAS 142, the Company is required to complete a preliminary evaluation of impairment charges by December 31, 2001 and recognize the effects of any impairment charges prior to June 30, 2002. Such amounts would be recorded as a cumulative effect of a change in accounting principle, effective in the first quarter of fiscal 2002.

    Also in June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 (with earlier application being encouraged). The Company does not expect the adoption of SFAS 143 to have a material impact on the Company's financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company provides its services in the United States and receives payment for its services exclusively in United States dollars. Accordingly, the Company's business is unlikely to be affected by factors such as changes in foreign market conditions or foreign currency exchange rates.

    The Company's market risk exposure relates primarily to interest rates, where the Company will periodically use interest rate swaps to hedge variable interest rates on long-term debt under its Bank Financing. The Company does not engage in activities using complex or highly leveraged instruments.

    In fiscal 1998, in the normal course of business, the Company entered into an interest rate swap with a notional amount of $40.0 million, for the purpose of fixing the interest rate of a corresponding amount of $40.0 million of floating rate debt. This swap had a three year term and was extendable for an additional three years at the option of the bank. Under SFAS 133, extendable swaps do not meet the criteria for hedge accounting and changes in fair value are recognized currently in earnings. During the year ended June 30, 2001, the Company recorded additional interest expense of approximately $0.7 million due to changes in the fair value of the swap. In March 2001, the swap was extended for an additional three years by the bank and the Company expects the swap to qualify for hedge accounting through its maturity. The Company expects the swap to remain in place following the consummation of the Acquisition.

    At June 30, 2001, the Company had outstanding long-term debt of approximately $70.7 million, which has floating rate terms. The Company had outstanding an interest rate swap, converting $36.3 million of its floating rate debt to fixed rate debt. Under the terms of the interest rate swap agreement, the Company is exposed to credit loss in the event of nonperformance by the swap counterparty; however, the Company does not anticipate nonperformance by the counterparty.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES

Index to Consolidated Financial Statements
for the Years Ended June 30, 2001, 2000 and 1999

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of InSight Health Services Corp.:

    We have audited the accompanying consolidated balance sheets of InSight Health Services Corp. (a Delaware corporation) and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InSight Health Services Corp. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Orange County, California
August 29, 2001

INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2001 AND 2000

(Amounts in thousands, except share data)

	2001	2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,254	$27,133
Trade accounts receivables, net	43,355	40,598
Other current assets	5,029	5,811
Deferred income taxes	3,350	3,350

Total current assets	74,988	76,892

PROPERTY AND EQUIPMENT, net	148,255	148,469
INVESTMENTS IN PARTNERSHIPS	1,783	1,782
OTHER ASSETS	6,828	7,799
INTANGIBLE ASSETS, net	89,202	93,930

	$321,056	$328,872

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of equipment and other notes	$21,259	$18,813
Current portion of capital lease obligations	12,603	10,652
Accounts payable and other accrued expenses	24,335	26,613

Total current liabilities	58,197	56,078

LONG-TERM LIABILITIES:
Equipment and other notes, less current portion	150,696	172,379
Capital lease obligations, less current portion	43,695	46,388
Other long-term liabilities	2,997	2,540

Total long-term liabilities	197,388	221,307

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 3,500,000 shares authorized:
Convertible Series B preferred stock, 25,000 shares outstanding at June 30, 2001 and 2000, with a liquidation preference of $25,000 as of June 30, 2001	23,923	23,923
Convertible Series C preferred stock, 27,953 shares outstanding at June 30, 2001 and 2000, with a liquidation preference of $27,953 as of June 30, 2001	13,173	13,173
Common stock, $.001 par value, 25,000,000 shares authorized, 3,011,656 and 2,979,293 shares outstanding at June 30, 2001 and 2000, respectively	3	3
Additional paid-in capital	23,926	23,743
Retained earnings (deficit)	4,446	(9,355)

Total stockholders' equity	65,471	51,487

	$321,056	$328,872

The accompanying notes are an integral part of these consolidated balance sheets.

INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

(Amounts in thousands, except per share data)

	2001	2000	1999
REVENUES:
Contract services	$103,421	$100,135	$85,491
Patient services	107,468	86,838	73,565
Other	614	1,601	2,936

Total revenues	211,503	188,574	161,992

COSTS OF OPERATIONS:
Costs of services	109,216	101,323	85,317
Provision for doubtful accounts	3,594	2,907	2,618
Equipment leases	7,928	13,569	18,522
Depreciation and amortization	41,134	33,630	24,886

Total costs of operations	161,872	151,429	131,343

Gross profit	49,631	37,145	30,649
CORPORATE OPERATING EXPENSES	10,783	10,946	10,475
PROVISION FOR REORGANIZATION AND OTHER COSTS	—	—	3,300

Income from company operations	38,848	26,199	16,874
EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	971	817	548

Operating income	39,819	27,016	17,422
INTEREST EXPENSE, net	23,394	18,696	14,500

Income before income taxes	16,425	8,320	2,922
PROVISION (BENEFIT) FOR INCOME TAXES	2,624	1,131	(3,190)

Net income	$13,801	$7,189	$6,112

INCOME PER COMMON AND PREFERRED SHARE:
Basic	$1.48	$0.78	$0.67

Diluted	$1.42	$0.76	$0.65

WEIGHTED AVERAGE NUMBER OF COMMON AND PREFERRED SHARES OUTSTANDING:
Basic	9,321	9,258	9,158

Diluted	9,719	9,398	9,376

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

(Amounts in thousands, except share data)

	Preferred Stock
	Series B		Series C		Common Stock
							Additional Paid-In Capital	Retained Earnings (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount			Total
BALANCE AT JUNE 30, 1998	25,000	$23,923	27,953	$13,173	2,824,090	$3	$23,415	$(22,656)	$37,858
Stock options exercised	—	—	—	—	52,596	—	115	—	115
Common stock issued	—	—	—	—	2,385	—	21	—	21
Net income	—	—	—	—	—	—	—	6,112	6,112

BALANCE AT JUNE 30, 1999	25,000	23,923	27,953	13,173	2,879,071	3	23,551	(16,544)	44,106
Stock options and warrants exercised	—	—	—	—	100,222	—	192	—	192
Net income	—	—	—	—	—	—	—	7,189	7,189

BALANCE AT JUNE 30, 2000	25,000	23,923	27,953	13,173	2,979,293	3	23,743	(9,355)	51,487
Stock options and warrants exercised	—	—	—	—	32,375	—	183	—	183
Adjustment for fractional shares on MHC and IHC exchange	—	—	—	—	(12)	—	—	—	—
Net income	—	—	—	—	—	—	—	13,801	13,801

BALANCE AT JUNE 30, 2001	25,000	$23,923	27,953	$13,173	3,011,656	$3	$23,926	$4,446	$65,471

The accompanying notes are an integral part of these consolidated financial statements

INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

(Amounts in thousands)

	2001	2000	1999
OPERATING ACTIVITIES:
Net income	$13,801	$7,189	$6,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,134	33,630	24,886
Amortization of deferred gain on debt restructure	—	—	(75)
Cash provided by (used in) changes in operating assets and liabilites:
Trade accounts receivables, net	(2,757)	(4,611)	(8,324)
Other current assets	782	(1,803)	(4,106)
Accounts payable and other accrued expenses	(2,278)	6,119	(7,601)

Net cash provided by operating activities	50,682	40,524	10,892

INVESTING ACTIVITIES:
Cash acquired in acquisitions	—	—	850
Acquisition of Centers and Fixed Facilities	—	(25,346)	(28,046)
Additions to property and equipment	(22,911)	(23,170)	(18,440)
Other	(531)	(554)	(1,565)

Net cash used in investing activities	(23,442)	(49,070)	(47,201)

FINANCING ACTIVITIES:
Proceeds from stock options and warrants exercised	183	192	115
Proceeds from issuance of common stock	—	—	21
Principal payments of debt and capital lease obligations	(31,759)	(25,468)	(17,495)
Proceeds from issuance of debt	—	45,200	23,820
Other	457	1,461	(598)

Net cash provided by (used in) financing activities	(31,119)	21,385	5,863

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	(3,879)	12,839	(30,446)
Cash, beginning of year	27,133	14,294	44,740

Cash, end of year	$23,254	$27,133	$14,294

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$22,947	$18,086	$14,923
Income taxes paid	2,582	452	71
Equipment additions under capital leases	11,780	55,290	1,507

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001

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

    The Company provides diagnostic imaging, treatment and related management services in 28 states throughout the United States. The Company has two reportable segments: Eastern Division and Western Division. The Company's services are provided through a network of 82 mobile magnetic resonance imaging (MRI) facilities, four mobile lithotripsy facilities, four mobile positron emission tomography (PET) facilities (collectively Mobile Facilities), 35 fixed-site MRI facilities (Fixed Facilities), 27 multi-modality imaging centers (Centers), one Leksell Stereotactic Gamma Knife treatment center, one PET Fixed Facility, and one radiation oncology center. An additional radiation oncology center is operated by the Company as part of one of its Centers. The Company has a substantial presence in California, Texas, New England, the Carolinas, Florida and the Midwest (Indiana and Ohio).

    At its Centers, the Company typically offers other services in addition to MRI, including computed tomography (CT), diagnostic and fluoroscopic x-ray, mammography, diagnostic ultrasound, nuclear medicine, bone densitometry, nuclear cardiology, and cardiovascular services.

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

    Significant intercompany balances have been eliminated in consolidation.

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

f.
PROPERTY AND EQUIPMENT

    Property and equipment are depreciated and amortized on the straight-line method using the following estimated useful lives:

Vehicles	3 to 8 years
Buildings	7 to 20 years
Leasehold improvements	Lesser of the useful life or term of lease
Computer and office equipment	3 to 5 years
Diagnostic and related equipment	5 to 8 years
Equipment and vehicles under capital leases	Lesser of the useful life or term of lease

    The Company capitalizes expenditures for improvements and major renewals. Maintenance, repairs and minor replacements are charged to operations as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.

g.
INTANGIBLE ASSETS

    The Company has classified as goodwill the cost in excess of fair value of the net assets acquired in purchase transactions. Intangible assets are amortized on the straight-line basis over the following periods:

Goodwill	5 to 20 years
Other	3 to 7 years

    The Company assesses the ongoing recoverability of its intangible assets (including goodwill) by determining whether the intangible asset balance can be recovered over the remaining amortization period through projected undiscounted future cash flows. If projected future cash flows indicate that the unamortized intangible asset balances will not be recovered, an adjustment is made to reduce the net intangible asset to an amount consistent with projected future cash flows discounted at the Company's incremental borrowing rate. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

h.
INCOME TAXES

    The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

i.
INCOME PER COMMON AND PREFERRED SHARE

    The Company reports basic and diluted earnings per share (EPS) for common and preferred stock (Note 13). Basic EPS is computed by dividing reported earnings by weighted average common and preferred shares outstanding. Diluted EPS is computed by adding to the weighted average common and preferred shares the dilutive effect of stock options and warrants.

j.
FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of financial instruments is estimated using available market information and other valuation methodologies. The fair value of the Company's financial instruments is estimated to approximate the related book value, unless otherwise indicated.

k.
NEW PRONOUNCEMENTS

    In the first quarter of fiscal 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138 (collectively, SFAS 133). SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Under SFAS 133 an entity may designate a derivative as a hedge of exposure to either changes in: (i) fair value of a recognized asset or liability or firm commitment, (ii) cash flows of a recognized or forecasted transaction, or (iii) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any change in the fair value of the derivative instrument is either recognized in earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not recognized as hedge accounting are recognized in current year earnings. The adoption of SFAS 133 on July 1, 2000 did not have a material impact on the Company's financial condition and results of operations.

    In fiscal 1998, the Company entered into an interest rate swap with a notional amount of $40 million for the purpose of fixing the interest rate of a corresponding amount of $40 million of floating rate debt. This swap had a three year term and was extendable for an additional three years at the option of the bank. Under SFAS 133, extendable swaps do not meet the criteria for hedge accounting and changes in fair value are recognized currently in earnings. During the year ended June 30, 2001, the Company recorded additional interest expense of approximately $0.7 million due to changes in the fair value of the swap. In March 2001, the swap was extended for an additional three years by the bank and the Company expects the swap to qualify for hedge accounting through its maturity.

    In December 1999, the SEC staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 explains the SEC staff's general framework for revenue recognition, stating that certain criteria need to be met in order to recognize revenue. The adoption of SAB 101 did not have a material impact on the Company's financial condition and results of operations.

    In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44). FIN 44 provides guidance for issues arising in applying APB Opinion No. 25, "Accounting for Stock Issued to Employees. " FIN 44 applies specifically to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status that occur on or after July 1, 2001, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The requirements of FIN 44 did not have a material impact on the Company's financial condition and results of operations.

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations. " SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations, "and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises. " All business combinations in the scope of SFAS 141 are to be accounted for using the purchase method of accounting. The Company will adopt SFAS 141 for all business combinations initiated after June 30, 2001.

    Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets. " SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets. " SFAS 142 addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Goodwill would no longer be amortized but would be assessed at least annually for impairment using a fair value methodology. The Company will adopt SFAS 142 for all goodwill and other intangible assets acquired after June 30, 2001 and for all existing goodwill and other intangible assets beginning July 1, 2001. The Company expects that upon adoption of SFAS 142 on July 1, 2001 it will cease recording annual goodwill amortization of approximately $5.4 million. For the year ending June 30, 2002, SFAS 142 also changes the methodology and potential timing of impairment charges; however, the effect of these charges (if any) cannot be determined at this time. Under the transition arrangements of SFAS 142, the Company is required to complete a preliminary evaluation of impairment charges by December 31, 2001 and recognize the effects of any impairment charges prior to June 30, 2002. Such amounts would be recorded as a cumulative effect of a change in accounting principle, effective in the first quarter of fiscal 2002.

    Also in June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations. " SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 (with earlier application being encouraged). The Company does not expect the adoption of SFAS 143 to have a material impact on the Company's financial condition and results of operations.

l. RECLASSIFICATIONS

    Reclassifications have been made to certain 2000 and 1999 amounts to conform to the 2001 presentation.

2. TRADE ACCOUNTS RECEIVABLES

    Trade accounts receivables, net are comprised of the following (amounts in thousands):

	June 30,
	2001	2000
Trade accounts receivables	$79,607	$70,907
Less: Allowances for doubtful accounts and contractual adjustments	26,611	22,291
Allowances for professional fees	9,641	8,018

Trade accounts receivables, net	$43,355	$40,598

    The allowance for doubtful accounts and contractual adjustments includes management's estimate of the amounts expected to be written off on specific accounts and for write-offs on other unidentified accounts included in accounts receivables. In estimating the write-offs and adjustments on specific accounts, management relies on a combination of in-house analysis and a review of contractual payment rates from private health insurance programs or under the federal Medicare program. In estimating the allowance for unidentified write-offs and adjustments, management relies on historical experience. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the allowance for doubtful accounts and contractual adjustments in the financial statements at June 30, 2001.

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

3. PROPERTY AND EQUIPMENT

    Property and equipment, net are stated at cost and are comprised of the following (amounts in thousands):

	June 30,
	2001	2000
Vehicles	$2,964	$2,426
Land, building and leasehold improvements	26,409	24,265
Computer and office equipment	20,161	19,192
Diagnostic and related equipment	118,112	107,639
Equipment and vehicles under capital leases	68,573	57,752

	236,219	211,274
Less: Accumulated depreciation and amortization	87,964	62,805

Property and equipment, net	$148,255	$148,469

4. INTANGIBLE ASSETS

    Intangible assets consist of the following (amounts in thousands):

	June 30,
	2001	2000
Intangible assets	$107,208	$108,014
Less: Accumulated amortization	18,006	14,084

Intangible assets, net	$89,202	$93,930

Net intangible assets:
Goodwill	$87,933	$92,980
Other	1,269	950

	$89,202	$93,930

    Amortization of intangible assets was approximately $6.2 million, $5.3 million, and $4.7 million for the years ended June 30, 2001, 2000 and 1999, respectively.

    In 1999, the Company completed two acquisitions as follows: a 70% interest in a partnership which owns four Centers and two Fixed Facilities in Buffalo, New York; and a 100% interest in three Centers and two Fixed Facilities in Phoenix, Arizona. The aggregate purchase price for these two acquisitions was approximately $17.4 million.

    In 2000, the Company completed two acquisitions as follows: two Fixed Facilities in Indianapolis and Clarksville, Indiana, respectively; and a 90% interest in a partnership which owns a Center in

Wilkes-Barre, Pennsylvania. The aggregate purchase price for these two acquisitions was approximately $24.5 million.

5. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

    Accounts payable and other accrued expenses are comprised of the following (amounts in thousands):

	June 30,
	2001	2000
Accounts payable	$2,202	$133
Accrued equipment related costs	3,030	8,526
Accrued payroll and related costs	7,351	4,519
Other accrued expenses	11,752	13,435

	$24,335	$26,613

6. EQUIPMENT AND OTHER NOTES PAYABLE

    Equipment and other notes payable are comprised of the following (amounts in thousands):

	June 30,
	2001	2000
Notes payable to bank (Bank Financing), bearing interest at LIBOR plus 1.75 percent (5.46 and 6.78 percent at June 30, 2001 and 2000), principal and interest payable quarterly, maturing in June 2004. The notes are secured by substantially all of the Company's assets.	$70,663	$89,055
Notes payable to General Electric Company (GE), bearing interest at rates which range from 8.60 percent to 8.75 percent, maturing at various dates through May 2005. The notes are primarily secured by certain buildings and diagnostic equipment.	1,234	1,587
Unsecured senior subordinated notes payable (Existing Notes), bearing interest at 9.625 percent, interest payable semi-annually, principal due in June 2008. At June 30, 2001, the fair value of the Existing Notes was approximately $99.5 million.	100,000	100,000
Other notes payable	58	550

Total equipment and other notes payable	171,955	191,192
Less: Current portion	21,259	18,813

Long-term equipment and other notes payable	$150,696	$172,379

    Scheduled maturities of equipment and other notes payable at June 30, 2001, are as follows (amounts in thousands):

2002	$21,259
2003	24,132
2004	26,379
2005	185
2006	—
Thereafter	100,000

$171,955

    As part of the Bank Financing, the Company has a $25 million revolving working capital facility, which expires in June 2003. There were no borrowings under the working capital facility as of June 30, 2001. The Company is also required to pay an unused facility fee of 0.375% on unborrowed amounts under the working capital facility.

    The credit agreement related to the Bank Financing and the indenture related to the Existing Notes contain limitations on additional borrowings, capital expenditures, dividend payments and certain financial covenants. As of June 30, 2001, the Company was in compliance with these covenants.

    During 1998, the Company entered into an interest rate swap agreement with a bank to hedge against the effects of increases in the interest rates associated with the Company's floating rate debt. The swap agreement initially had a notional amount of $40.0 million was extended in 2001 for an additional three years and expires in 2004. At June 30, 2001, the estimated fair market value of the interest rate swap, and the effective fixed interest rate due on the remaining notional amount is as follows (amounts in thousands):

Notional Amount	Effective Maximum Interest Rate	Fair Market Value
$36,250	7.47%	$(669)

7. LEASE OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

    The Company leases diagnostic equipment, certain other equipment and its office, imaging and treatment facilities under various capital and operating leases. Future minimum scheduled rental payments required under these noncancelable leases at June 30, 2001 are as follows (amounts in thousands):

	Capital	Operating
2002	$17,182	$12,342
2003	16,892	10,857
2004	15,294	8,220
2005	11,756	6,806
2006	6,532	5,629
Thereafter	229	9,929

Total minimum lease payments	67,885	$53,783

Less: Amounts representing interest	11,587

Present value of capital lease obligations	56,298
Less: Current portion	12,603

Long-term capital lease obligations	$43,695

    As of June 30, 2001, certain equipment leased by the Company is subject to contingent rental adjustments dependent on certain operational factors. No contingent rental expense was paid for the years ended June 30, 2001, 2000 and 1999. Rental expense for diagnostic equipment and other equipment for the years ended June 30, 2001, 2000, 1999 was $7.9 million, $13.6 million and $18.5 million, respectively.

    The Company occupies facilities under lease agreements expiring through June 2007. Rental expense for these facilities for the years ended June 30, 2001, 2000, and 1999 was $5.4 million, $5.1 million, and $3.7 million, respectively.

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

8. CAPITAL STOCK

    PREFERRED STOCK:  In 1998, the Company consummated a recapitalization (Recapitalization) pursuant to which (a) certain investors affiliated with TC Group, LLC and its affiliates (collectively, Carlyle), a private merchant bank headquartered in Washington, D.C., made a cash investment of $25 million in the Company and received therefor (i) 25,000 shares of newly issued convertible preferred stock, Series B of the Company, par value $0.001 per share (Series B Preferred Stock), initially convertible, at the option of the holders thereof, in the aggregate into 2,985,075 shares of common stock, and (ii) warrants (Carlyle Warrants) to purchase up to 250,000 shares of common stock at an exercise price of $10.00 per share; and (b) GE (i) surrendered its rights previously granted in connection with the Merger and debt restructuring arrangement to receive supplemental service fee payments equal to 14% of pretax income in exchange for (A) the issuance of 7,000 shares of newly issued convertible preferred stock, Series C of the Company, par value $0.001 per share (Series C Preferred Stock), initially convertible, at the option of GE, in the aggregate into 835,821 shares of common stock, and (B) warrants (GE Warrants) to purchase up to 250,000 shares of common stock at an exercise price of $10.00 per share and (ii) exchanged all of its convertible preferred stock, Series A of the Company, for an additional 20,953 shares of Series C Preferred Stock, initially convertible, at the option of GE, in the aggregate into 2,501,760 shares of common stock.

    The terms of the Series B Preferred Stock and the Series C Preferred Stock (collectively, Preferred Stock) are substantially the same. The Preferred Stock has a liquidation preference of $1,000 per share. It will participate in any dividends paid with respect to the common stock. There is no mandatory or optional redemption provision for the Preferred Stock. The Preferred Stock is convertible into an aggregate of 6,322,656 shares of common stock. For so long as Carlyle and its affiliates own at least 33% of the Series B Preferred Stock or GE and its affiliates own at least 33% of the Series C Preferred Stock, respectively, the approval of at least 67% of the holders of such series of Preferred Stock is required before the Company may take certain actions including, but not limited to, amending its certificate of incorporation or bylaws, changing the number of directors or the manner in which directors are selected, incurring indebtedness in excess of $15 million in any fiscal year, issuing certain equity securities below the then current market price or the then applicable conversion price, acquiring equity interests or assets of entities for consideration equal to or greater than $15 million, and engaging in mergers for consideration equal to or greater than $15 million. The Preferred Stock will vote with the common stock on an as-if-converted basis on all matters except the election of directors, subject to an aggregate maximum Preferred Stock percentage of 37% of all votes entitled to be cast on such matters. Assuming the conversion of all of the Series B Preferred Stock into common stock and the exercise of all of the Carlyle Warrants, Carlyle would own approximately 33% of the then outstanding common stock of the Company. Assuming the conversion of all of the Series C Preferred Stock and the exercise of the GE Warrants, GE would own approximately 37% of the then outstanding common stock of the Company (Note 17).

    All of the Series B Preferred Stock and the Series C Preferred Stock may be converted into a newly created convertible preferred stock, Series D of the Company, par value $0.001 per share (Series D Preferred Stock). The Series D Preferred Stock allows the number of directors to be automatically increased to a number which would permit each of Carlyle and GE, by filling the newly created vacancies, to achieve representation on the Company's board of directors (Board) proportionate to their respective common stock ownership percentages on an as-if-converted basis but would limit such representation to less than two thirds of the Board for a certain period of time. The Series D Preferred Stock has a liquidation preference of $0.001 per share but no mandatory or optional redemption provision. It will participate in any dividends paid with respect to the common stock and is convertible into 6,323,660 shares of common stock.

    Holders of the Preferred Stock also have a right of first offer with respect to future sales of common stock in certain transactions or proposed transactions not involving a public offering by the Company of its common stock or securities convertible into common stock. Holders of the Preferred Stock are also entitled to certain demand and "piggyback" registration rights.

    WARRANTS:  The Company does not have a formal warrant plan. The Board authorizes the issuance of warrants at its discretion. The Board has generally granted warrants in connection with financing transactions. The number of warrants issued and related terms are determined by the Board. All warrants have been issued with an exercise price of at least the fair market value of its common stock on the issuance date. There were no warrants granted or exercised for the year ended June 30, 1999. A summary of the status of the Company's warrants at June 30, 2001, 2000 and 1999 and changes during the years is presented below:

	Shares	Weighted Average Exercise Price
Outstanding, June 30, 1999	662,183	$9.00
Granted	15,000	6.00
Exercised	(35,000)	5.50

Outstanding, June 30, 2000	642,183	9.12
Granted	15,000	7.96
Exercised	(15,000)	5.50

Outstanding, June 30, 2001	642,183	$9.17

    Of the 642,183 warrants outstanding at June 30, 2001, the characteristics are as follows:

Exercise Price Range	Weighted Average Exercise Price	Warrants Exercisable	Total Warrants Outstanding	Remaining Contractual Life
$4.56-$6.00	$4.92	82,183	82,183	3.68 years
$7.25-$10.00	$9.80	554,584	560,000	5.69 years

		636,767	642,183

    STOCK OPTIONS:  The Company has five stock option plans, which provide for the granting of incentive and nonstatutory stock options to key employees and non-employee directors. Incentive stock options must have an exercise price of at least the fair market value of its common stock on the grant date. Options become vested cumulatively over various periods up to seven years from the grant date, are exercisable in whole or in installments, and expire ten years from the grant date. In addition, two wholly owned subsidiaries of the Company have two stock option plans, which provided for the granting of incentive or nonstatutory stock options to key employees and non-employee directors. No shares are available for future grants under these plans.

    As of June 30, 2001, the Company has 287,308 shares available for issuance under its plans. A summary of the status of the Company's stock option plans at June 30, 2001, 2000 and 1999 and changes during the years is presented below:

	Shares	Weighted Average Exercise Price
Outstanding, June 30, 1998	1,483,378	$7.15
Granted	265,000	8.46
Exercised	(59,800)	1.92
Forfeited	(136,500)	7.28

Outstanding, June 30, 1999	1,552,078	7.56
Granted	190,000	8.15
Exercised	(92,970)	2.07
Forfeited	(340,368)	8.08

Outstanding, June 30, 2000	1,308,740	7.90
Granted	370,000	8.71
Exercised	(17,375)	5.79
Forfeited	(105,667)	11.33

Outstanding, June 30, 2001	1,555,698	$7.88

Exercisable at:
June 30, 1999	558,838	$6.12
June 30, 2000	751,887	$7.61
June 30, 2001	867,239	$7.41

    All unvested options and warrants will become fully vested upon consummation of the proposed acquisition (Note 17). Of the 1,555,698 options outstanding at June 30, 2001, the characteristics are as follows:

Exercise Price Range	Weighted Average Exercise Price	Options Exercisable	Total Options Outstanding	Remaining Contractual Life
$0.10-$1.25	$0.59	98,670	98,670	2.98 years
$4.56-$7.00	$5.58	320,708	343,000	6.49 years
$8.37-$12.57	$8.98	423,173	1,074,340	8.21 years
$15.64-$17.25	$16.33	24,688	39,688	3.49 years

		867,239	1,555,698

    As permitted under SFAS No. 123, "Accounting for Stock Based Compensation", the Company accounts for the options and warrants issued to employees and non-employee directors in accordance with APB Opinion No. 25, and no compensation cost has been recognized in the financial statements. SFAS 123 requires that the Company present pro forma disclosures of net income as if the Company had recognized compensation expense equal to the fair value of options granted, as determined at the date of grant. The Company's net income and earnings per share would have reflected the following pro forma amounts (amounts in thousands, except per share data):

		Years Ended June 30,
		2001	2000	1999
Net income:	As Reported	$13,801	$7,189	$6,112
	Pro Forma	12,458	5,469	4,446
Diluted EPS:	As Reported	1.42	0.76	0.65
	Pro Forma	1.28	0.58	0.47

    The fair value of each option grant and warrant issued is estimated on the date of grant or issuance using the Black-Scholes pricing model with the following assumptions used for the grants and issuances in the fiscal years ended June 30, 2001, 2000 and 1999, respectively:

	Years Ended June 30,
Assumptions
	2001	2000	1999
Risk-free interest rate	5.87%	6.22%	5.08%
Volatility	71.27%	71.23%	64.90%
Expected dividend yield	0.00%	0.00%	0.00%
Estimated contractual life	9.19 years	9.38 years	9.35 years

9. PROVISION FOR REORGANIZATION AND OTHER COSTS

    In 1999, the Company recorded a one-time provision for reorganization and other costs of $3.3 million, consisting of the following: The Company realigned its corporate and regional organization to improve financial performance and operating efficiencies and recorded a provision with respect to the related employee severances and office closing costs of approximately $1.8 million. Additionally, in connection with its business strategy, the Company evaluated a number of potential acquisitions in the last six months of fiscal 1999 which it did not complete. The Company recorded a provision of approximately $0.7 million for legal, accounting and consulting costs associated with certain potential acquisitions that the Company determined were no longer consistent with its strategic objectives. Finally, the Company reevaluated its information systems in light of organizational changes and developed a new strategic plan to modify and reimplement its proprietary radiology information system. Accordingly, the Company recorded a provision with respect to related software and other capitalized costs of approximately $0.8 million.

10. INCOME TAXES

    The provision (benefit) for income taxes for the years ended June 30, 2001, 2000 and 1999 was computed using effective tax rates calculated as follows:

	Years Ended June 30,
	2001	2000	1999
Federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	6.0	6.0	6.0
Permanent items, including goodwill and non-deductible merger costs	5.0	3.7	12.3
Changes in valuation allowance	(29.1)	(30.1)	(161.5)

Net effective tax rate	15.9%	13.6%	(109.2)%

    The provision (benefit) for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statements and tax bases of assets and liabilities. The provision (benefit) for income taxes for the years ended June 30, 2001, 2000 and 1999 consisted of the following (amounts in thousands):

	Years Ended June 30,
	2001	2000	1999
Current provision:
Federal	$2,931	$548	$60
State	1,173	283	100

	4,104	831	160

Deferred taxes arising from temporary differences:
State income taxes	(480)	(186)	(144)
Accrued expenses (not currently deductible)	(198)	769	(706)
Reserves	(1,790)	(1,110)	(958)
Depreciation and amortization	7,920	1,004	1,383
Utilization of net operating losses	836	75	346
Net operating losses reduced due to prior ownership changes	—	5,111	—
Changes in valuation allowance reducing goodwill	—	400	1,300
Changes in valuation allowance	(4,044)	(5,795)	(4,691)
Alternative minimum tax credit carryforwards	(3,038)	—	—
Other	(686)	32	120

	(1,480)	300	(3,350)

Total provision (benefit) for income taxes	$2,624	$1,131	$(3,190)

    The components of the Company's net deferred tax asset (including current and noncurrent portions) as of June 30, 2001 and 2000, respectively, which arise due to timing differences between financial and tax reporting and net operating loss (NOL) carry forwards are as follows (amounts in thousands):

	June 30,
	2001	2000
Reserves	$5,754	$3,964
Accrued expenses (not currently deductible)	1,214	1,016
Depreciation and amortization	(11,248)	(3,328)
NOL carryforwards	9,784	10,620
Valuation allowance	(3,683)	(7,727)
Alternative minimum tax credit carryforwards	3,038	—
Other	141	(545)

	$5,000	$4,000

    As of June 30, 2001, the Company had NOL carry forwards of approximately $29.0 million, expiring on various dates through 2019. The NOLs and related deferred tax components have been reduced to reflect limitations from prior changes in ownership. A valuation allowance is provided against the net deferred tax asset when it is more likely than not that the net deferred tax asset will not be realized. In addition, the Company has alternative minimum tax credit carryforwards of approximately $3.0 million which do not expire.

11. RETIREMENT SAVINGS PLANS

    The Company has a 401(k) profit sharing plan (Plan), which is available to all eligible employees, pursuant to which the Company may match a percentage of employee contributions to the Plan.

Company contributions of approximately $0.7 million, $0.7 million and $0.6 million were made for the years ended June 30, 2001, 2000 and 1999, respectively.

12. INVESTMENTS IN AND TRANSACTIONS WITH PARTNERSHIPS

    The Company has direct ownership in four Partnerships at June 30, 2001, two of which operate Fixed Facilities and two of which operate Centers. The Company owns between 25 percent and 44 percent of these Partnerships, serves as the managing general partner and provides certain management services under agreements expiring in 2010. These Partnerships are accounted for under the equity method since the Company does not exercise significant control over the operations of these Partnerships or does not have primary responsibility for the Partnerships' long-term debt.

    Set forth below is certain financial data of these Partnerships (amounts in thousands):

	June 30,
	2001	2000
Combined Financial Position:
Current assets:
Cash	$1,281	$1,098
Trade accounts receivables, net	3,250	1,840
Other	19	107
Property and equipment, net	7,134	6,957
Intangible assets, net	543	613

Total assets	12,227	10,615
Current liabilities	(2,077)	(1,455)
Due to the Company	(1,830)	(1,194)
Long-term liabilities	(4,278)	(3,877)

Net assets	$4,042	$4,089

    Set forth below are the combined operating results of the Partnerships and the Company's equity in earnings of the Partnerships (amounts in thousands):

	Years Ended June 30,
	2001	2000	1999
Operating Results: Net revenues	$11,344	$7,493	$5,673
Expenses	9,211	5,717	4,334

Net income	$2,133	$1,776	$1,339

Equity in earnings of partnerships	$971	$817	$548

    The Company has direct ownership in 50 percent of an additional Partnership, which operates a Center. Since the Company controls the operations and is primarily responsible for the associated long-term debt, the Partnership has been included in the Company's consolidated financial statements.

Set forth below is the summarized financial data of the Company's 50 percent controlled entity which is consolidated (amounts in thousands):

	June 30,
	2001	2000
Condensed Combined Balance Sheet Data:
Current assets	$1,622	$1,490
Total assets	1,844	1,706
Current liabilities	426	623
Minority interest equity	608	441
	Years Ended June 30,
	2001	2000	1999
Condensed Combined Statement of Income Data:
Net revenues	$5,844	$5,484	$5,551
Expenses	3,740	3,702	3,973
Provision for center profit distribution	1,052	891	789

Net income	$1,052	$891	$789

13. INCOME PER COMMON AND PREFERRED SHARE

    The number of shares used in computing EPS is equal to the weighted average number of common and preferred shares outstanding during the respective period. The preferred stock has certain rights, including conversion into common stock on a one-to-one basis, voting rights, no stated dividend rate and participates in any dividends paid with respect to the common stock. Accordingly, the preferred stock is included in the computation of basic EPS only if the effect on EPS is dilutive as required by SFAS No. 128, "Earnings per Share" and Emerging Issues Task Force Topic D-95. The Company uses the as-if converted method in computing EPS. There were no adjustments to net income (the numerator) for purposes of computing EPS.

    A reconciliation of basic and diluted share computations is as follows (amounts in thousands):

	Years Ended June 30,
	2001	2000	1999
Average common stock outstanding	2,998	2,935	2,835
Effect of preferred stock	6,323	6,323	6,323

Denominator for basic EPS	9,321	9,258	9,158
Dilutive effect of stock options and warrants	398	140	218

	9,719	9,398	9,376

14. RELATED PARTY TRANSACTIONS

    The Company has purchased a majority of its diagnostic imaging equipment from GE. At June 30, 2001, the Company had outstanding notes payable and capital lease obligations to GE totaling approximately $1.2 million and $56.3 million, respectively. In addition, at June 30, 2001 the Company's future operating lease obligations to GE were approximately $28.3 million. GE also provides maintenance services with respect to the Company's diagnostic imaging equipment, totaling approximately $9.9 million for the year ended June 30, 2001.

    The Company paid $120,000 to Shattuck Hammond Partners, an investment banking firm in which a director of the Company is a managing director, for general strategic advisory and investment banking services during the year ended June 30, 2001. Additionally, the Company paid $85,000 to the chairman of the board for acquisition and financing activities during the year ended June 30, 2001.

15. SEGMENT INFORMATION

    The Company has two reportable segments: Western Division and Eastern Division. The Company's reportable segments are geographical business units defined by management's division of responsibility between two executive vice presidents—operations, who are responsible for the Western and Eastern Divisions and who report directly to the Company's chief operating decision maker. Each segment owns and operates Centers, Fixed and Mobile Facilities within their respective geographic areas. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" except that the Company does not allocate income taxes to the two Divisions. The Company manages cash flows and assets on a consolidated basis, and not by segment, and does not allocate or report assets and capital expenditures by segment. Information for the fiscal year ended June 30, 2000 and 1999 has been recast, as required by SFAS 131, "Disclosures About Segments of an Enterprise and Related Information."

    The following tables summarize the operating results by segment for fiscal 2001, 2000 and 1999 (amounts in thousands):

    Year ended June 30, 2001:

	Eastern	Western	Other	Consolidated

Contract services revenues	$89,615	$6,266	$7,540	$103,421
Patient services revenues	39,390	66,776	1,302	107,468
Other revenues	321	70	223	614

Total revenues	129,326	73,112	9,065	211,503
Depreciation and amortization	25,021	9,234	6,879	41,134
Total costs of operations	93,896	54,299	13,677	161,872
Equity in earnings of unconsolidated partnerships	973	(2)	—	971
Operating income	36,403	18,811	(15,395)	39,819
Interest expense, net	14,206	3,774	5,414	23,394
Income before income taxes	22,197	15,037	(20,809)	16,425

    Year ended June 30, 2000:

	Eastern	Western	Other	Consolidated

Contract services revenues	$80,847	$7,063	$12,225	$100,135
Patient services revenues	26,953	58,660	1,225	86,838
Other revenues	562	652	387	1,601

Total revenues	108,362	66,375	13,837	188,574
Depreciation and amortization	20,668	8,191	4,771	33,630
Total costs of operations	80,980	52,420	18,029	151,429
Equity in earnings of unconsolidated partnerships	813	4	—	817
Operating income	28,195	13,959	(15,138)	27,016
Interest expense, net	11,261	3,533	3,902	18,696
Income before income taxes	16,934	10,426	(19,040)	8,320

    Year ended June 30, 1999:

	Eastern	Western	Other	Consolidated

Contract services revenues	$66,205	$6,713	$12,573	$85,491
Patient services revenues	24,323	47,995	1,247	73,565
Other revenues	726	1,588	622	2,936

Total revenues	91,254	56,296	14,442	161,992
Depreciation and amortization	15,504	6,503	2,879	24,886
Total costs of operations	71,885	43,618	15,840	131,343
Equity in earnings of unconsolidated partnerships	528	20	—	548
Operating income	19,897	12,698	(15,173)	17,422
Interest expense, net	8,904	2,488	3,108	14,500
Income before income taxes	10,993	10,210	(18,281)	2,922

16. RESULTS OF QUARTERLY OPERATIONS (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total(1)
	(amounts in thousands, except per share data)
2001:
Revenues	$52,220	$51,794	$53,815	$53,674	$211,503
Gross profit	11,671	11,452	12,694	13,814	`49,631
Net income	2,757	2,971	3,768	4,305	13,801
Diluted income per common and preferred share	$0.29	$0.31	$0.38	$0.43	$1.42

2000:
Revenues	$46,166	$46,121	$47,690	$48,597	$188,574
Gross profit	8,070	8,627	9,955	10,493	37,145
Net income	1,320	1,322	1,990	2,557	7,189
Diluted income per common and preferred share	$0.14	$0.14	$0.21	$0.27	$0.76

(1)
Some amounts do not add across due to differences generated from the quarterly and annual weighted average shares calculations.

17. PROPOSED ACQUISITION AND RELATED FINANCING TRANSACTIONS

    On June 29, 2001, the Company entered into an agreement and plan of merger (Merger Agreement) with InSight Health Services Holdings Corp. (InSight Holdings) and its wholly owned subsidiary InSight Health Services Acquisition Corp. (formerly JWCH Merger Corp.) (Acquisition Corp.). Pursuant to the Merger Agreement, Acquisition Corp. will merge with and into the Company and the Company will become a wholly owned subsidiary of InSight Holdings (Acquisition). At the consummation of the Acquisition, J.W. Childs Equity Partners II and certain of its affiliates and co-investors will own approximately 80% of the outstanding common stock of InSight Holdings and Halifax Capital Partners and certain of its affiliates will own approximately 20% of the outstanding common stock of InSight Holdings. J.W. Childs Equity Partners II and Halifax Capital Partners are collectively known as Equity Sponsors. Certain members of the Company's senior management have agreed to rollover a portion of their existing stock options into InSight Holdings' stock options at the consummation of the Acquisition. Pursuant to the Merger Agreement, the Company's stockholders will be entitled to receive $18.00 in cash for each share of the Company's common stock they own. In addition, holders of stock options and warrants which are exercisable for the Company's common stock will receive the difference between $18.00 and the exercise price for each share of common stock the holder could have acquired pursuant to the terms of the options or warrants. The options and warrants will be terminated pursuant to the Merger Agreement. The Merger Agreement contains customary provisions, including representations and warranties, covenants with respect to the conduct of the business and various closing conditions, including the continued accuracy of representations and warranties, and the completion of the related financing transactions described below. The Company's stockholders, option holders and warrant holders immediately prior to the Acquisition will receive cash consideration of approximately $187.7 million as a result of the Acquisition.

    The transactions and related fees and expenses will be financed through (i) the sale of $200 million in aggregate principal amount of new senior subordinated notes due 2011; (ii) borrowings of approximately $145 million under the proposed $275 million new senior secured credit facilities; (iii) the investment by the Equity Sponsors of up to $101.5 million less the net value of the management options rollover totaling approximately $1.7 million; and (iv) a portion of the Company's cash on hand of approximately $6.6 million.

    The Company's Board and the boards of Acquisition Corp. and InSight Holdings have approved the Acquisition. A special meeting of the Company's stockholders to consider and vote upon the Acquisition will be scheduled shortly. Approval of the Acquisition requires the affirmative vote of a majority of the Company's capital stock.

    Pursuant to voting agreements entered into by InSight Holdings and Acquisition Corp. with each of GE, GE Fund and certain affiliates of The Carlyle Group, the holders of more than a majority of the Company's capital stock have agreed to convert the Preferred Stock which they currently hold into Series D Preferred Stock which they will vote in favor of the Acquisition.

    Contemporaneously with the Acquisition, Acquisition Corp. will repurchase by tender offer the Existing Notes up to their aggregate principal amount of $100 million. On August 15, 2001, Acquisition Corp. commenced a tender offer to repurchase all of the Existing Notes. 100% of the Existing Notes have been tendered. In connection with the tender offer, Acquisition Corp. has also successfully solicited the requisite consents from the holders of the Existing Notes to eliminate certain restrictive covenants and certain events of default in the indenture relating to the Existing Notes.

    If InSight Holdings, Acquisition Corp. or the Company elect to terminate the Merger Agreement due to the failure of the the Company's stockholders to approve the Merger Agreement at the special meeting or any adjournment or postponement of that meeting, then the Company is obligated to reimburse InSight Holdings for its fees and expenses incurred in connection with the Acquisition and the related financing transactions up to a maximum of $1 million.

    In addition, if the Company terminates the Merger Agreement and enters into a superior proposal with a third party, the Company is obligated to pay InSight Holdings a termination fee of $7 million, of which $5 million is payable immediately prior to the termination of the Merger Agreement and $2 million is payable upon the earlier of (i) six months from the date of termination of the Merger Agreement and (ii) consummation of a superior proposal with a third party.

18. SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

    The Company's payment obligations under the Existing Notes (Note 6) are guaranteed by certain of the Company's wholly owned subsidiaries (the Guarantor Subsidiaries). Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of income, and statements of cash flows information for the Company (Parent Company Only), for the Guarantor Subsidiaries and for the Company's other subsidiaries (the Non-Guarantor Subsidiaries). The supplemental financial information reflects the investments of the Company and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2001

(Amounts in thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$19,921	$3,333	$—	$23,254
Trade accounts receivables, net	—	32,758	10,597	—	43,355
Other current assets	—	8,273	106	—	8,379
Intercompany accounts receivable	241,016	27,590	—	(268,606)	—

Total current assets	241,016	88,542	14,036	(268,606)	74,988
Property and equipment, net	—	123,579	24,676	—	148,255
Investments in partnerships	—	1,783	—	—	1,783
Investments in consolidated subsidiaries	(4,882)	9,328	—	(4,446)	—
Other assets	—	6,828	—	—	6,828
Intangible assets, net	—	84,358	4,844	—	89,202

	$236,134	$314,418	$43,556	$(273,052)	$321,056

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of equipment, capital leases and other notes	$20,810	$12,275	$777	$—	$33,862
Accounts payable and other accrued expenses	—	23,033	1,302	—	24,335
Intercompany accounts payable	—	241,016	27,590	(268,606)	—

Total current liabilities	20,810	276,324	29,669	(268,606)	58,197
Equipment, capital leases and other notes, less current portion	149,853	42,409	2,129	—	194,391
Other long-term liabilities	—	567	2,430	—	2,997
Stockholders' equity (deficit)	65,471	(4,882)	9,328	(4,446)	65,471

	$236,134	$314,418	$43,556	$(273,052)	$321,056

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

INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE YEAR ENDED JUNE 30, 2001

(Amounts in thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues	$—	$166,433	$45,070	$—	$211,503
Costs of operations	—	127,329	34,543	—	161,872

Gross profit	—	39,104	10,527	—	49,631
Corporate operating expenses	—	10,783	—	—	10,783

Income from company operations	—	28,321	10,527	—	38,848
Equity in earnings of unconsolidated partnerships	—	971	—	—	971

Operating income	—	29,292	10,527	—	39,819
Interest expense, net	—	20,727	2,667	—	23,394

Income before income taxes	—	8,565	7,860	—	16,425
Provision for income taxes	—	2,624	—	—	2,624

Income before equity in income of consolidated subsidiaries	—	5,941	7,860	—	13,801
Equity in income of consolidated subsidiaries	13,801	7,860	—	(21,661)	—

Net income	$13,801	$13,801	$7,860	$(21,661)	$13,801

INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE YEAR ENDED JUNE 30, 2000

(Amounts in thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues	$—	$168,884	$19,690	$—	$188,574
Costs of operations	—	134,784	16,645	—	151,429

Gross profit	—	34,100	3,045	—	37,145
Corporate operating expenses	—	10,946	—	—	10,946

Income from company operations	—	23,154	3,045	—	26,199
Equity in earnings of unconsolidated partnerships	—	817	—	—	817

Operating income	—	23,971	3,045	—	27,016
Interest expense, net	—	17,730	966	—	18,696

Income before income taxes	—	6,241	2,079	—	8,320
Provision for income taxes	—	1,131	—	—	1,131

Income before equity in income of consolidated subsidiaries	—	5,110	2,079	—	7,189
Equity in income of consolidated subsidiaries	7,189	2,079	—	(9,268)	—

Net income	$7,189	$7,189	$2,079	$(9,268)	$7,189

INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE YEAR ENDED JUNE 30, 1999

(Amounts in thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues	$—	$143,205	$18,787	$—	$161,992
Costs of operations	—	115,230	16,113	—	131,343

Gross profit	—	27,975	2,674	—	30,649
Provision for reorganization and other costs	—	3,300	—	—	3,300
Corporate operating expenses	—	10,475	—	—	10,475

Income from company operations	—	14,200	2,674	—	16,874
Equity in earnings of unconsolidated partnerships	—	548	—	—	548

Operating income	—	14,748	2,674	—	17,422
Interest expense, net	—	13,453	1,047	—	14,500

Income before income taxes	—	1,295	1,627	—	2,922
Provision (benefit) for income taxes	—	(3,190)	—	—	(3,190)

Income before equity in income of consolidated subsidiaries	—	4,485	1,627	—	6,112
Equity in income of consolidated subsidiaries	6,112	1,627	—	(7,739)	—

Net income	$6,112	$6,112	$1,627	$(7,739)	$6,112

INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2001

(Amounts in thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income	$13,801	$13,801	$7,860	$(21,661)	$13,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	34,882	6,252	—	41,134
Equity in income of consolidated subsidiaries	(13,801)	(7,860)	—	21,661	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables	—	83	(2,840)	—	(2,757)
Intercompany receivables, net	18,209	(19,207)	998	—	—
Other current assets	—	681	101	—	782
Accounts payable and other accrued expenses	—	(2,679)	401	—	(2,278)

Net cash provided by operating activities	18,209	19,701	12,772	—	50,682

INVESTING ACTIVITIES:
Additions to property and equipment	—	(13,281)	(9,630)	—	(22,911)
Other	—	3,459	(3,990)	—	(531)

Net cash used in investing activities	—	(9,822)	(13,620)	—	(23,442)

FINANCING ACTIVITIES:
Proceeds from stock options and warrants exercised	183	—	—	—	183
Principal payments of debt and capital lease obligations	(18,392)	(13,432)	65	—	(31,759)
Other	—	(1,901)	2,358	—	457

Net cash provided by (used in) financing activities	(18,209)	(15,333)	2,423	—	(31,119)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(5,454)	1,575	—	(3,879)
CASH AND CASH EQUIVALENTS:
Cash, beginning of year	—	25,375	1,758	—	27,133

Cash, end of year	$—	$19,921	$3,333	$—	$23,254

INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2000

(Amounts in thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income	$7,189	$7,189	$2,079	$(9,268)	$7,189
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	31,343	2,287	—	33,630
Equity in income of consolidated subsidiaries	(7,189)	(2,079)	—	9,268	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables	—	(3,907)	(704)	—	(4,611)
Intercompany receivables, net	(27,447)	30,180	(2,733)	—	—
Other current assets	—	(1,849)	46	—	(1,803)
Accounts payable and other accrued expenses	—	5,853	266	—	6,119

Net cash provided by (used in) operating activities	(27,447)	66,730	1,241	—	40,524

INVESTING ACTIVITIES:
Acquisitions of Centers and Fixed Facilities	—	(25,346)	—	—	(25,346)
Additions to property and equipment	—	(22,635)	(535)	—	(23,170)
Other	—	(554)	—	—	(554)

Net cash used in investing activities	—	(48,535)	(535)	—	(49,070)

FINANCING ACTIVITIES:
Proceeds from stock options and warrants exercised	192	—	—	—	192
Principal payments of debt and capital lease obligations	(17,945)	(7,326)	(197)	—	(25,468)
Proceeds from issuance of debt	45,200	—	—	—	45,200
Other	—	1,797	(336)	—	1,461

Net cash provided by (used in) financing activities	27,447	(5,529)	(533)	—	21,385

INCREASE IN CASH AND CASH EQUIVALENTS	—	12,666	173	—	12,839
CASH AND CASH EQUIVALENTS:
Cash, beginning of year	—	12,709	1,585	—	14,294

Cash, end of year	$—	$25,375	$1,758	$—	$27,133

INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 1999

(Amounts in thousands)

	Parent Company Only	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income	$6,112	$6,112	$1,627	$(7,739)	$6,112
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	21,976	2,910	—	24,886
Amortization of deferred gain on debt restructure	—	(75)	—	—	(75)
Equity in income of consolidated subsidiaries	(6,112)	(1,627)	—	7,739	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables	—	(7,255)	(1,069)	—	(8,324)
Intercompany receivables, net	(11,936)	6,230	5,706	—	—
Other current assets	—	(4,291)	185	—	(4,106)
Accounts payable and other accrued expenses	—	(7,293)	(308)	—	(7,601)

Net cash provided by (used in) operating activities	(11,936)	13,777	9,051	—	10,892

INVESTING ACTIVITIES:
Cash acquired in acquisitions	—	850	—	—	850
Acquisitions of Centers and Fixed Facilities	—	(28,046)	—	—	(28,046)
Additions to property and equipment	—	(11,112)	(7,328)	—	(18,440)
Other	—	(706)	(859)	—	(1,565)

Net cash used in investing activities	—	(39,014)	(8,187)	—	(47,201)

FINANCING ACTIVITIES:
Proceeds from stock options and warrants exercised	115	—	—	—	115
Proceeds from issuance of common stock	21	—	—	—	21
Principal payments of debt and capital lease obligations	(11,200)	(6,124)	(171)	—	(17,495)
Proceeds from issuance of debt	23,000	820	—	—	23,820
Other	—	—	(598)	—	(598)

Net cash provided by (used in) financing activities	11,936	(5,304)	(769)	—	5,863

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(30,541)	95	—	(30,446)
CASH AND CASH EQUIVALENTS:
Cash, beginning of year	—	43,250	1,490	—	44,740

Cash, end of year	$—	$12,709	$1,585	$—	$14,294

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

    Pursuant to the terms of the Recapitalization consummated in October 1997, the number of directors comprising the Board is fixed at nine, consisting of six directors to be elected by holders of the common stock ("Common Stock Directors"), one of whom ("Joint Director") is to be proposed by the holders of a majority of each of the Series B Preferred Stock and the Series C Preferred Stock and approved by a majority of the Board in its sole discretion, and three Preferred directors to be elected by holders of the Series B Preferred Stock and the Series C Preferred Stock ("Preferred Stock Directors"), two of whom are to be elected by the holders of the Series B Preferred Stock ("Series B Directors") and one of whom is to be elected by the holders of the Series C Preferred Stock ("Series C Director"), acting by written consent and without a meeting of the common stock holders. As long as the initial purchasers of the Series B Preferred Stock and their affiliates ("Carlyle Stockholders") own at least 50% of the Series B Preferred Stock, the holders of the Series B Preferred Stock will have the right to elect two Preferred Stock Directors and as long as the Carlyle Stockholders own at least 25% but less than 50% of such Stock, such holders will have the right to elect one Preferred Stock Director. As long as GE owns at least 25% of the Series C Preferred Stock, the holders of the Series C Preferred Stock will have the right to elect one Preferred Stock Director. Except in the event of a conversion of all of the Series B Preferred Stock and Series C Preferred Stock into convertible preferred stock, Series D of the Company, par value $0.001 per share ("Series D Preferred Stock"), if the ownership percentage of the Carlyle Stockholders or GE falls below the applicable threshold, the Preferred Stock Director(s) formerly entitled to be elected by the Series B Preferred Stock holders or the Series C Preferred Stock holders, as applicable, will automatically be removed and the Board will be able to fill the resulting vacancies for the balance of the terms of such directors. Thereafter, such directors will be elected by the common stock holders. Holders of the Series B Preferred Stock and the Series C Preferred Stock are not entitled to participate in the election of the Common Stock Directors. See "Possible Future Board Changes".

    Presently, the Board consists of eight directors, five of whom are Common Stock Directors and three of whom are Preferred Stock Directors. In addition, the vacancy created for the Joint Director has not yet been filled.

    The Company's Certificate of Incorporation provides that the Common Stock Directors serve for three-year terms which are staggered to provide for the election of approximately one-third of the Board members each year. The term of the Class I director (which includes the Common Stock Director and Joint Director when appointed) expires at the 2003 Annual Meeting, the term of the Class II directors expires at the 2001 Annual Meeting and the term of the Class III directors expires at the 2002 Annual Meeting. The terms of the two Series B Directors coincide with the terms of the Class I and Class III Common Stock Directors, respectively, and the term of the Series C Director coincides with the term of the Class II Common Stock Directors.

    Set forth below is certain information about the Company's directors:

Name	Age	Current Position	Term to Expire	Year First Elected to Serve
COMMON STOCK DIRECTORS:
Grant R. Chamberlain	36	Director, Class II	2001	1996
Frank E. Egger	57	Director, Class III	2002	1996
Leonard H. Habas	58	Director, Class III	2002	1996
Ronald G. Pantello	57	Director, Class II	2001	1996
Steven T. Plochocki	50	Director, Class I, President and Chief Executive Officer	2003	1999
PREFERRED STOCK DIRECTORS:
W. Robert Dahl	44	Series B Director	2003	1999
Jerome C. Marcus	40	Series C Director	2001	2000
Glenn A. Youngkin	34	Series B Director	2002	1997

    Grant R. Chamberlain has been a Common Stock Director of the Company since July 1996. Since January 1998, Mr. Chamberlain has been a managing director of Shattuck Hammond Partners, an investment banking firm based in New York City, which is a division of PriceWaterhouseCoopers Securities LLC. From April 1995 to January 1998, Mr. Chamberlain was a vice president of Shattuck Hammond Partners. From April 1991 to April 1995, he served as manager of strategic investments and restructurings for GE.

    W. Robert Dahl has been a Preferred Stock Director of the Company since December 6, 1999. Mr. Dahl has been a managing director of The Carlyle Group since April 1999. Prior to joining The Carlyle Group he was a managing director and co-head of the U.S. Healthcare Group of Credit Suisse First Boston, a global investment banking firm from January 1995 to April 1999. From 1986 to 1995, he served in various capacities with Credit Suisse First Boston.

    Frank E. Egger has been chairman of the board and a Common Stock Director of the Company since February 1996. From July 12, 1999 to November 22, 1999, Mr. Egger was acting president and chief executive officer of the Company. Mr. Egger was a director of American Health Services Corp. ("AHS"), a predecessor of the Company, from August 1991 until June 1996. He was appointed chairman of the board of AHS in May 1995, and served as such until June 1996. From 1995 through December 1996, Mr. Egger served as vice president of Kovens & Associates, Inc. ("Kovens & Associates"), a successor entity to Kovens Enterprises, where Mr. Egger served as chief financial officer from 1980 to 1995. Kovens & Associates was a group of real estate development and investment companies based in Miami, Florida. Since December 1996, Mr. Egger has been a consultant.

    Leonard H. Habas has been a Common Stock Director of the Company since February 1996. From 1989 to June 1996, Mr. Habas was a director of MHC, a predecessor of the Company. Since 1995 he has been a director, chairman of the board and chief executive officer of Advance Publishers, L.C., a book publishing company based in Maitland, Florida.

    Jerome C. Marcus has been a Preferred Stock Director of the Company since June 30, 2000. Mr. Marcus has been a managing director and co-head of the Financial Services Group (since October 1999) and Healthcare Group (since August 2000) of GE Equity. From January 1995 to October 1999, he was a senior vice president of the Financial Services Group of GE Equity (formerly GE Capital Equity Capital Group).

    Ronald G. Pantello has been a Common Stock Director of the Company since February 1996. From 1993 to June 1996, Mr. Pantello was a director of MHC. He is a founding partner of Lally,

McFarland & Pantello, an advertising agency specializing in the health care industry, based in New York City, and has been its chief executive officer since 1980.

    Steven T. Plochocki has been president and chief executive officer and a Common Stock Director of the Company since November 22, 1999. From January 1998 through November 19, 1999, Mr. Plochocki was president and chief executive officer of Centratex Support Services, Inc., a support services company for the health care industry. From July 1995 through October 1997, Mr. Plochocki was chief operating officer of Apria Healthcare Group Inc., a home health care company.

    Glenn A. Youngkin has been a Preferred Stock Director of the Company since October 1997. Mr. Youngkin is a managing director of The Carlyle Group, effective January 1, 1999, where he has been employed since 1995. He was a vice president of The Carlyle Group from 1996 through 1998. Mr. Youngkin was a consultant with McKinsey & Company, a global management consulting firm, from 1994 to 1995.

    In fiscal 2001, the Board held 14 meetings at which at least 75% of the directors were present. In addition, the Board took action by unanimous written consent twice.

    COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. The Compensation Committee currently consists of three non-employee directors, Messrs. Habas (chairman), Pantello and Youngkin. The Compensation Committee is responsible for determining the specific forms and levels of compensation of the Company's executive officers, and administering or assisting the Board in administering the Company's 1999 Stock Option Plan, 1998 Employee Stock Option Plan, 1997 Management Stock Option Plan, 1996 Employee Stock Option Plan and 1996 Directors' Stock Option Plan, AHS' 1987 Stock Option Plan, AHS' 1992 Option and Incentive Plan, and MHC's 1989 Stock Option Plan. The Compensation Committee met once in fiscal 2001.

    ACQUISITION COMMITTEE. The Acquisition Committee was created pursuant to the Recapitalization. It currently consists of Messrs. Egger, Marcus and Youngkin. Its principal functions are to consider certain transactions with respect to which the aggregate consideration payable in connection therewith is less than $15 million. The Acquisition Committee met once in fiscal 2001.

    AUDIT COMMITTEE. The Audit Committee consists of Messrs. Chamberlain (chairman), Habas and Pantello. Its principal functions are to review the results of the Company's annual audit with the Company's independent auditors and review the performance of the Company's independent auditors.  The Audit Committee met four times in fiscal 2001.

    EXECUTIVE COMMITTEE. Following the Recapitalization, the Executive Committee was created. The Executive Committee currently consists of Messrs. Dahl, Egger and Marcus. It is authorized to exercise all the power and authority of the Board in the management of the business of the Company but its authority does not extend to certain fundamental corporate transactions. The Executive Committee did not meet in fiscal 2001.

    NOMINATING COMMITTEE. The Nominating Committee currently consists of Messrs. Egger and Habas. Its principal function is to make recommendations relating to the composition of the Board, including identifying potential candidates as Board members. The Nominating Committee will consider nominees recommended by a stockholder. The Nominating Committee did not meet in fiscal 2001.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act") requires the Company's directors and officers and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. and furnish the Company with copies of the reports they file.

Based solely on the review of the copies of such reports and written representations from certain persons that certain reports were not required to be filed by such persons, the Company believes that all its directors, officers and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to transactions for the period July 1, 2000 through June 30, 2001, except that certain directors of the Company, consisting of Mr. Marcus, who failed to file timely an Initial Statement of Beneficial Ownership of Securities on Form 3 (with respect to his becoming a Preferred Stock Director of the Company) and Messrs. Egger, Habas and Pantello failed to file timely an Annual Statement of Changes in Beneficial Ownership on Form 5 (with regard to one stock option grant each). When it was brought to their attention, each of the foregoing individuals promptly filed the appropriate ownership form, disclosing these transactions and events.

EXECUTIVE OFFICERS

    The current executive officers of the Company, together with the year in which they were appointed to their current positions, are set forth below:

Executive Officer	Age	Position	Year
Steven T. Plochocki	50	President and Chief Executive Officer	1999
Patricia R. Blank	51	Executive Vice President and Chief Information Officer	1999
Michael A. Boylan	45	Executive Vice President—Operations, Eastern Division	2000
Thomas V. Croal	41	Executive Vice President and Chief Financial Officer	1996
Brian G. Drazba	39	Senior Vice President—Finance and Corporate Controller	1997
Cecilia A. Guastaferro	41	Senior Vice President—Human Resources	2000
Marilyn U. MacNiven-Young	50	Executive Vice President—General Counsel and Secretary	1998
Michael S. Madler	43	Executive Vice President—Operations, Western Division	1999

    Information concerning Mr. Plochocki is set forth above under "Board of Directors. "

    Patricia R. Blank has been executive vice president and chief information officer of the Company since September 1, 1999. Prior to joining the Company, Ms. Blank was the principal of Blank & Company, a consulting firm specializing in health care consulting. From 1995 to 1998, Ms. Blank served as executive vice president and chief operating officer of HealthHelp, Inc., a Houston, Texas based radiology services organization managing radiology provider networks in multiple states. From 1988 to 1995, she was corporate director of radiology of FHP, a California insurance company.

    Michael A. Boylan has been executive vice president—operations, eastern division of the Company since July 1, 2000. From April 1998 to July 1, 2000, he was executive vice president and chief development officer. From February 1996 to April 1998, he was senior vice president—operations of the Company. Mr. Boylan served as executive vice president of MHC from March 1994. From 1992 to 1994, he served as a regional vice president of MHC's principal operating subsidiary, Maxum Health Services Corp. From 1991 to 1992, he served as an executive director of certain of MHC's operations. From 1986 to 1991, Mr. Boylan served in various capacities as an officer or employee, including president and chief operating officer, with American Medical Imaging Corporation.

    Thomas V. Croal has been executive vice president and chief financial officer of the Company since February 1996. From July 1998 to June 1999, Mr. Croal also served as chief operating officer. Mr. Croal served as a director of AHS from March 1991 until June 1996. He served as vice president and chief financial officer of AHS from April 1991. He was controller of AHS from 1989 until

April 1991. From 1981 to 1989, Mr. Croal was employed by Arthur Andersen & Co., an independent public accounting firm.

    Brian G. Drazba has been senior vice president—finance of the Company since July 1997. From March 1996 to July 1997, he served as vice president—finance of the Company. From June 1995 he served as vice president—finance of AHS. Mr. Drazba served as corporate controller for AHS from 1992 to 1995. From 1985 to 1992, Mr. Drazba was employed by Arthur Andersen & Co.

    Cecilia A. Guastaferro has been senior vice president—human resources of the Company since July 1, 2000. From July 1997 to June 30, 2000, she was vice president—human resources. Ms. Guastaferro served as director of human resources of AHS from May 1994 through June 1996 when she became director of human resources of the Company.

    Marilyn U. MacNiven-Young has been executive vice president, general counsel and corporate secretary of the Company since August 1998. From February 1996 through July 1998, she was an independent consultant to the Company. From September 1994 through June 1995, she was senior vice president and general counsel of Abbey Healthcare Group, Inc., a home health care company. From 1991 through 1994, Ms. MacNiven-Young served as general counsel of AHS.

    Michael S. Madler joined the Company as a senior vice president in October 1998 and served as such until June 8, 1999 when he was appointed executive vice president—operations, western division. From 1993 through October 1998, Mr. Madler was chief operating officer of Prime Medical Services, Inc. an Austin, Texas based lithotripsy services management company.

ITEM 11. EXECUTIVE COMPENSATION

    SUMMARY COMPENSATION TABLE. The following table sets forth information concerning the annual, long-term and all other compensation for services rendered in all capacities to the Company and its subsidiaries for the years ended June 30, 2001, 2000, and 1999 of (i) the Company's chief executive officer during the year ended June 30, 2001, and (ii) the four most highly compensated executive officers (other than the chief executive officer) of the Company serving as executive officers at June 30, 2001 ("Other Executive Officers"), and whose aggregate cash compensation exceeded $100,000 for the year ended June 30, 2001 (collectively, "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation Awards Stock Options (Shares)
Name and Principal Position	Fiscal Year Ended	Salary	Bonus(1)	Other(2)		All Other Comp(2)
Steven T. Plochocki President and Chief Executive Officer(3)	2001 2000 1999	$280,000 158,749 —	$238,000 125,000 —	$9,000 5,625 —	50,000 125,000 —	$3,324 1,655 —
Thomas V. Croal Executive Vice President, and Chief Financial Officer	2001 2000 1999	236,000 225,500 215,000	140,420 75,250 —	9,000 9,000 9,000	5,000 — —	1,409 8,319 12,596
Marilyn U. MacNiven-Young Executive Vice President, General Counsel and Secretary	2001 2000 1999	243,300 236,250 206,250	103,403 59,063 —	9,000 9,000 8,250	10,000 — 50,000	3,850 3,964 4,195
Michael A. Boylan Executive Vice President— Operations, Eastern Division	2001 2000 1999	210,000 195,000 195,000	124,950 68,250 —	9,000 14,000 9,000	10,000 — —	4,365 4,819 7,277
Michael S. Madler Executive Vice President— Operations, Western Division	2001 2000 1999	200,000 175,000 106,450	119,000 61,250 25,000	9,000 16,341 4,000	50,000 — 30,000	6,618 4,090 3,437

(1)
Annual bonuses are earned and accrued during the fiscal years indicated, and paid subsequent to the end of each fiscal year.

(2)
Amounts of Other Annual Compensation include perquisites (auto allowances and commissions for contract awards and renewals) and amounts of All Other Compensation include (i) amounts contributed to the Company's 401(k) profit sharing plan, (ii) specified premiums on executive split-dollar insurance arrangements and (iii) specified premiums on executive health insurance arrangements, for the Named Executive Officers.

(3)
On November 22, 1999, Mr. Plochocki joined the Company as president and chief executive officer.

    COMPENSATION OF DIRECTORS. The members of the Board who are not employees of the Company receive an annual director fee of $15,000 and options to purchase common stock for their services as directors, as provided in the Company's 1996 Directors' Stock Option Plan ("Directors' Plan"). On March 28, 1996, the Company entered into a consulting agreement with Mr. Egger pursuant to which Mr. Egger receives $85,000 per year for services rendered to the Company in connection with its acquisition and financing activities. (See "Employment Agreements and Severance Agreements" and "Certain Relationships and Related Transactions. ")

    The Directors' Plan provided for the automatic grant at the effective time of the Merger to each non-employee director then serving on the Board of an option to purchase 15,000 shares of common stock at an exercise price equal to the fair market value of such stock on the date of the grant. In addition, each new director of the Company who commences service after the effective time of the Merger will be granted an option to purchase 15,000 shares of common stock. The initial grants vest monthly on a pro rata basis over a three-year period, so long as the individual remains a director of the Company or is an employee or independent contractor of the Company or any of its subsidiaries. At the end of such three-year period and annually thereafter during the term of the Directors' Plan, so long as the individual remains a director, he or she will be granted an option to purchase 5,000 shares of common stock. These additional grants vest monthly over one year on the same terms as the initial grants. These options expire ten years from the date of grant. In accordance with the Director's Plan (i) on July 19, 2000, Mr. Chamberlain was granted an additional option to purchase 5,000 shares of common stock at an exercise price of $6.88 per share, and (ii) on June 26, 2001, each of Messrs. Egger, Habas and Pantello was granted additional options to purchase 5,000 shares of common stock at an exercise price of $17.25 per share.

    In lieu of an automatic grant under the Directors' Plan to each of the Series B Directors and the Series C Director of an option to purchase 15,000 shares of common stock, at the request of such Preferred Stock Directors, upon the date each of them became a Preferred Stock Director, the Company issued to an affiliate of the Carlyle Stockholders a warrant to purchase 30,000 shares of common stock and GE a warrant to purchase 15,000 shares of common stock. The warrants vest monthly on a pro rata basis over a three year period. At the end of such three-year period and annually thereafter during the term of the Directors' Plan, so long as the Carlyle Stockholders and GE have designees on the Board, the Carlyle Stockholders and GE will be granted warrants to purchase 10,000 shares of common stock and 5,000 shares of common stock, respectively. These additional warrants vest monthly over one year on the same terms as the initial grants. These warrants expire ten years from the date of grant. Accordingly, on October 14, 2000 and November 20, 2000, respectively, the Company issued to an affiliate of the Carlyle Stockholders a warrant to purchase 10,000 shares of common stock at an exercise price of $7.50 per share, and to GE a warrant to purchase 5,000 shares of common stock at an exercise price of $8.88 per share.

    OPTION GRANTS. For the year ended June 30, 2001, stock options were granted under the 1999 Stock Option Plan to the Named Executive Officers, as follows:

	Individual Grants
					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
		Percent of Total Options Granted to Employees in Fiscal Year(1)
	Number of Securities Underlying Options Granted
Name			Exercise Price Per Share	Expiration Date(3)
					5%	10%
Steven T. Plochocki	50,000	14%	$8.37	8/25/10	$263,192	$666,982
Thomas V. Croal	5,000	1%	$8.37	8/25/10	26,319	66,698
Marilyn U. MacNiven-Young	10,000	3%	$8.37	8/25/10	52,638	133,398
Michael A. Boylan	10,000	3%	$8.37	8/25/10	52,638	133,398
Michael S. Madler	50,000	14%	$8.37	8/25/10	263,192	666,982

(1)
The options were granted at an exercise price exceeding the fair market value (the closing price reported on The Nasdaq SmallCap Market) for the common stock on the date of grant.

(2)
Potential realizable value is determined by taking the exercise price per share and applying the stated annual appreciation rate compounded annually for the remaining term of the option (ten years), subtracting the exercise price per share at the end of the period and multiplying the remaining number by the number of options granted. Actual gains, if any, on stock option exercises and the Company's common stock holdings are dependent on the future performance of the common stock and overall stock market conditions.

(3)
Options are exercisable starting twelve months after the date of grant, with 25% of the shares becoming exercisable at that time and with an additional 25% of the shares becoming exercisable on each successive anniversary date with full vesting occurring on the fourth anniversary date. The options were granted for a term of ten years, subject to earlier termination in certain events related to termination of employment.

    OPTION EXERCISES AND FISCAL YEAR-END VALUES. During the year ended June 30, 2001, none of the Named Executive Officers of the Company exercised any stock options. The following table sets forth information with respect to the unexercised options to purchase common stock granted under (i) MHC's and AHS's stock option plans and assumed by the Company pursuant to the Merger, (ii) the Company's 1996 Employee Stock Option Plan, (iii) the Company's 1997 Management Stock Option Plan, (iv) the Company's 1998 Employee Stock Option Plan, and (v) the Company's 1999 Stock Option Plan, for the Named Executive Officers as of June 30, 2001:

			Number of Unexercised Options Held at June 30, 2001		Value of Unexercised In-The-Money Options at June 30, 2001(1)(2)
	Number of Shares Acquired on Exercise	Value Realized
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Steven T. Plochocki	—	—	20,833	154,167	$194,372	$1,438,378
Thomas V. Croal	—	—	113,750	81,250	1,185,725	781,875
Marilyn U. MacNiven-Young	—	—	25,000	35,000	208,000	301,300
Michael A. Boylan	—	—	81,370	37,500	1,113,362	359,400
Michael S. Madler	—	—	15,000	65,000	139,950	606,450

(1)
Based on the closing price reported on The Nasdaq SmallCap Market for the common stock on that date of $17.70 per share.

(2)
Pursuant to the Merger Agreement, at the consummation of the Acquisition, the Named Executive Officers will receive in cash the difference between $18.00 and the exercise price for each share of common stock which each could acquire pursuant to the terms of their stock option agreements; except that Messrs. Plochocki, Croal, Boylan and Madler will rollover certain of their stock options (totaling an aggregate of approximately $1.7 million) into fully vested options to purchase the common stock of InSight Holdings.

    INDEMNIFICATION AGREEMENTS. The Company has entered into separate indemnification agreements with each of its directors and executive officers that could require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors and executive officers and to advance expenses incurred by them as a result of any proceedings against them as to which they could be indemnified.

    The Recapitalization agreements also contain provisions for the indemnification of the Company's directors under certain circumstances. The agreements pursuant to which the Carlyle Stockholders and GE acquired Series B Preferred Stock and Series C Preferred Stock, respectively, provide that the Company will indemnify, defend and hold harmless the Carlyle Stockholders and GE, as the case may be, and their respective affiliates, directors, officers, advisors, employees and agents to the fullest extent lawful from and against all demands, losses, damages, penalties, claims, liabilities, obligations, actions, causes of action and reasonable expenses ("Losses") arising out of the agreements or the related transactions or arising by reason of or resulting from the breach of any representation, warranty, covenant or agreement of the Company contained in such agreements for the period for which such representation or warranty survives; provided however, that the Company does not have any liability to indemnify the Carlyle Stockholders or GE with respect to Losses arising from the bad faith or gross negligence of the Carlyle Stockholders or GE indemnified party. The Recapitalization agreements provide that no claim may be made by the Carlyle Stockholders or GE against the Company for indemnification until the aggregate dollar amount of all Losses incurred by the Carlyle Stockholders or GE, as applicable, exceeds $250,000 and the indemnification obligations of the Company shall be effective only until the dollar amount paid in respect of the Losses incurred by the Carlyle Stockholders or GE, as applicable, and indemnified against aggregates to an amount equal to $25 million, except with respect to Losses resulting from the breaches of certain representations or covenants, which are unlimited in amount.

    EMPLOYMENT AGREEMENTS AND SEVERANCE ARRANGEMENTS. The Company entered into executive employment agreements with the Named Executive Officers which provide for rolling 12 month periods of employment (except for Mr. Plochocki, whose agreement has a term of three years), and severance compensation equal to 12 months of compensation at his or her annual salary rate then in effect (except for Mr. Plochocki who will receive 24 months of compensation), in the event the executive's employment is terminated (i) because of physical or mental disability, (ii) because of discretionary action of the Board, or (iii) voluntarily by the executive due to a "Change of Control" and in the case of Mr. Plochocki voluntarily by him for "good reason" as defined in his employment agreement. For the purposes of the employment agreements, a "Change of Control" will have occurred if the Company or its stockholders enter into an agreement to dispose of, whether by sale, exchange, merger, consolidation, reorganization, dissolution or liquidation, (i) not less than 80% of the assets of the Company or (ii) a portion of the outstanding common stock such that one person or "group" (as defined by the SEC) owns, of record or beneficially, not less than 50% of the outstanding common stock, except in the case of Mr. Plochocki's employment agreement, clause (ii) excludes transactions with GE and the Carlyle Group and their successors and permitted assigns. In the event that the executive's employment is terminated for cause, he or she has no right to receive any severance compensation under his or her employment agreement. In consideration for such severance compensation, each executive (except for Mr. Plochocki) has agreed not to solicit, entice, divert or otherwise contact any customer or employee of the Company for any provision of services which constitute "Company Business" during the period that the executive is receiving severance compensation or for a period of 12 months after the executive's termination of employment, whichever is later. "Company Business" (as defined in the respective employment agreements) means the development and operation, at times together with other health care providers, of outpatient facilities which provide diagnostic services in the areas of general radiology, MRI, and neurosciences (except in the case of Mr. Plochocki's employment agreement, "Company Business" means the provision of diagnostic imaging, treatment and related management services through a network of Mobile Facilities, Fixed Facilities and Centers) utilizing the related equipment and computer programs and software and various distribution methods and investment structures. Mr. Plochocki is subject to a noncompetition covenant and nonsolicitation provisions (relating to the Company's employees and customers) during the period when he is receiving severance compensation or for a period of 24 months after his termination of employment, whichever is later. In addition, InSight will maintain at its expense until the earlier of 24 months after the date of termination or commencement of Mr. Plochocki's benefits pursuant to full time employment with a new employer under such employer's standard benefits program, all life insurance, medical, health and accident and disability plans or programs in which Mr. Plochocki was entitled to participate immediately prior to the date of termination.

    In connection with the Acquisition, four of the Named Executive Officers (Messrs. Plochocki, Croal, Boylan and Madler) have entered into new employment agreements which will be effective upon the completion of the Acquisition. The employment agreement with Mr. Plochocki is for a term of three years, subject to certain termination rights. Mr. Plochocki will receive an annual base salary of

$300,000 as well as a discretionary bonus of up to 75% of his annual base salary if InSight achieves its budgetary goals and a discretionary bonus of an additional 25% of his annual base salary upon the achievement of other goals mutually agreed upon by Mr. Plochocki and the Board. Mr. Plochocki's employment agreement also provides for a life insurance policy of three times the amount of his annual base salary and entitles him to participate during the term of his employment in InSight's life insurance, medical, health and accident and disability plan or program, pension plan or other similar benefit plan and Insight Holdings' stock option plan. Mr. Plochocki will be subject to a noncompetition covenant and nonsolicitation provisions (relating to InSight's employees and customers) during the term of his employment agreement and continuing for a period of 24 months after the termination of his employment. Mr. Plochocki's employment agreement will terminate and he will be entitled to all accrued and unpaid compensation, as well as 24 months of compensation at the annual salary rate then in effect (i) upon his permanent and total disability (as defined in his employment agreement); (ii) upon InSight's 30 days' written notice to him of the termination of his employment without cause (as defined in his employment agreement); (iii) if he terminates his employment with InSight for good reason (as defined in his employment agreement); and (iv) if his employment is terminated by InSight without cause or he terminates his employment for good reason within 12 months of a change in control (as defined in his employment agreement), which occurs after the consummation of the Acquisition. In addition, InSight will maintain at its expense until the earlier of 24 months after the date of termination or commencement of Mr. Plochocki's benefits pursuant to full time employment with a new employer under such employer's standard benefits program, all life insurance, medical, health and accident and disability plans or programs in which Mr. Plochocki was entitled to participate immediately prior to the date of termination. Mr. Plochocki's employment will terminate upon his death and the executors or administrators of his estate or his heirs or legatees (as the case may be) will be entitled to all accrued and unpaid compensation up to the date of his death. Mr. Plochocki's employment will immediately terminate and he will not be entitled to receive any monetary compensation or benefit upon (i) the termination of his employment by InSight for cause, or (ii) his voluntary termination of his employment with InSight without good reason. Although Mr. Plochocki, InSight and InSight Holdings previously executed the employment agreement discussed above, the employment agreement will not become effective until the consummation of the Acquisition.

    The employment agreement with each of the other three Named Executive Officers provides for a term of 12 months on a continuing basis, subject to certain termination rights. The executives' respective employment agreement provides for an annual salary of $252,500, $225,000 and $214,000 for Messrs. Croal, Boylan and Madler, respectively, as well as a discretionary bonus of up to 75% of the executive's annual base salary if InSight achieves its budgetary goals and a discretionary bonus of an additional 25% of the executive's annual base salary upon the achievement of other goals mutually agreed upon by each executive and InSight's president and chief executive officer and approved by the Board. Each executive is provided with a life insurance policy of three times the amount of his annual base salary and is entitled to participate in InSight's life insurance, medical, health and accident and disability plan or program, pension plan or other similar benefit plan and Insight Holdings' stock option plan. Each executive will be subject to a noncompetition covenant and nonsolicitation provisions (relating to InSight's employees and customers) during the term of his respective employment agreement and continuing for a period of 12 months after the termination of his respective employment. Each executive's employment agreement will terminate and each of them will be entitled to all accrued and unpaid compensation, as well as 12 months of compensation at the annual salary rate then in effect (i) upon the executive's permanent and total disability (as defined in the respective employment agreement); (ii) upon InSight's 30 days' written notice to the executive of the termination of the executive's employment without cause (as defined in the respective employment agreement); (iii) if the executive terminates his employment with InSight for good reason (as defined in the respective employment agreement); and (iv) if the executive's employment is terminated by InSight without cause or he terminates his employment for good reason within 12 months of a change in control (as defined in the respective employment agreement), which occurs after the consummation of the Acquisition. In addition, InSight will maintain at its expense until the earlier of 12 months after the date of termination or commencement of the executive's benefits pursuant to full time employment with a new employer under such employer's standard benefits program, all life insurance, medical, health and accident and disability plans or programs, in which the executive was entitled to participate immediately prior to the date of termination. Each executive's employment will immediately terminate upon his death and the executors or administrators of his estate or his heirs or legatees (as the case may be) will be entitled to all accrued and unpaid compensation up to the date of his death. The executive's employment will terminate and the executive will not be entitled to receive any monetary compensation or benefit upon (i) the termination of his respective employment by InSight for cause, or (ii) his voluntary termination of his respective employment with InSight without good reason. Although each of Messrs. Croal, Boylan and Madler previously entered into an employment agreement with InSight and InSight Holdings as discussed above, each of their respective employment agreements will not become effective until the consummation of the Acquisition.

    Pursuant to the terms of her employment agreement with the Company, Ms. MacNiven-Young will receive severance equal to 12 months salary at her level of compensation as of the date of her termination of employment with the Company following the consummation of the Acquisition.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table shows the beneficial ownership, reported to InSight as of July 31, 2001, of InSight common stock, including shares as to which a right to acquire ownership exists (for example, through the exercise of stock options and warrants and conversions of the Series B Preferred Stock and Series C Preferred Stock within the meaning of Rule 13d-3(d)(1) under the Securities Exchange Act of 1934), of (i) each person known to InSight to own beneficially 5% or more of InSight common stock, (ii) each director of InSight, (iii) each of InSight's Named Executive Officers, and (d) all directors and executive officers, as a group.

Names and Addresses of Beneficial Owners	Amount and Nature of Beneficial Ownership of Common Stock(1)	Percent of Common Stock Beneficially Owned(1)
Stockholders affiliated with The Carlyle Group(2) 1001 Pennsylvania Avenue, N.W., Suite 220 South, Washington, D.C. 20004	3,274,242	52.1%
GE Fund(3) 3135 Easton Turnpike, Fairfield, CT 06431	1,307,224	30.3%
General Electric Company(4) 3135 Easton Turnpike, Fairfield, CT 06431	2,299,524	43.3%
Grant R. Chamberlain(5) 200 East Randolph Drive, 74th Floor, Chicago, IL 60601	40,833	1.3%
W. Robert Dahl(6) 520 Madison Ave., 41st Floor, New York, NY 10022	8,500	*
Frank E. Egger(7) 10301 S.W. 13th Street, Pembroke Pines, FL 33025	122,736	3.9%
Leonard H. Habas(8) 2290 Lucien Way, Suite 280, Maitland, FL 32751	91,175	2.9%
Jerome C. Marcus(9) 120 Long Ridge Road, Stamford, CT 06927	0	0
Ronald G. Pantello(10) 200 Madison Avenue, 9th Floor, New York, NY 10016	59,190	1.9%
Steven T. Plochocki(11) 4400 MacArthur Blvd., Suite 800, Newport Beach, CA 92660	38,333	1.3%
Glenn A. Youngkin(12) 57 Berkeley Square, London, England W1X5DH	4,400	*
E. Larry Atkins(13) 1845 Port Tiffin Place, Newport Beach, CA 92660	192,100	6.0%
Patricia R. Blank(14) 4400 MacArthur Blvd., Suite 800, Newport Beach, CA 92660	34,000	1.1%
Michael A. Boylan(15) 110 Gibraltar Road, Horsham, PA 18901	86,370	2.8%
Thomas V. Croal(16) 4400 MacArthur Blvd., Suite 800, Newport Beach, CA 92660	126,250	4.0%

Brian G. Drazba(17) 4400 MacArthur Blvd., Suite 800, Newport Beach, CA 92660	35,500	1.2%
Cecilia A. Guastaferro(18) 4400 MacArthur Blvd., Suite 800, Newport Beach, CA 92660	11,250	*
Marilyn U. MacNiven-Young(19) 4400 MacArthur Blvd., Suite 800, Newport Beach, CA 92660	40,000	1.3%
Michael S. Madler(20) 4400 MacArthur Blvd., Suite 800, Newport Beach, CA 92660	27,500	*
All directors and executive officers, as a group (15 persons)(21)	726,037	19.4%

*
Less than 1% of the outstanding InSight common stock.

(1)
For purposes of this table, a person is deemed to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after July 31, 2001. For purposes of this table, the percent of InSight common stock beneficially owned has been calculated without giving effect to the conversion of the Series B Preferred Stock and Series C Preferred Stock or warrants, as described below, except that, in calculating the percent of InSight common stock beneficially owned by any of the Company's preferred stockholders, the Series B Preferred Stock and Series C Preferred Stock or warrants owned by such holders of the Series B Preferred Stock and Series C Preferred Stock has been treated on an as-if-converted basis.

(2)
The information in the table is based upon the Schedule 13D filed with the SEC by stockholders affiliated with The Carlyle Group on October 24, 1997, as amended on May 18, 1999, June 3, 1999 and July 10, 2001. Represents shares of InSight common stock issuable upon conversion of all 25,000 shares of Series B Preferred Stock (convertible into 2,985,075 shares of InSight common stock) and exercise of certain warrants ("Carlyle Warrants") (exercisable for 250,000 shares of InSight common stock) held by The Carlyle Group and its affiliates, which stockholders are comprised of the entities listed in the following sentence. The cumulative Carlyle stockholders ownership figure represents (i) 3,235,075 shares beneficially owned by Carlyle Partners II, L.P., including 8,208 shares of Series B Preferred Stock (convertible into 980,027 shares of InSight common stock) and Carlyle Warrants to purchase 82,077 shares of InSight common stock with respect to which it has disposal power, and 3,235,075 shares with respect to which it shares voting power; (ii) 3,235,075 shares beneficially owned by Carlyle Partners III, L.P., including 375 shares of Series B Preferred Stock (convertible into 44,732 shares of InSight common stock) and Carlyle Warrants to purchase 3,746 shares of InSight common stock with respect to which it has disposal power, and 3,235,075 shares with respect to which it shares voting power; (iii) 896,526 shares beneficially owned by Carlyle International Partners II, L.P., including 6,928 shares of Series B Preferred Stock (convertible into 827,244 shares of InSight common stock) and Carlyle Warrants to purchase 69,282 shares of InSight common stock with respect to which it has disposal power and shares voting power; (iv) 48,305 shares beneficially owned by Carlyle International Partners III, L.P., including 373 shares of Series B Preferred Stock (convertible into 44,572 shares of InSight common stock) and Carlyle Warrants to purchase 3,733 shares of InSight common stock with respect to which it has disposal power and shares voting power; (v) 201,858 shares beneficially owned by C/S International Partners, including 1,560 shares of Series B Preferred Stock (convertible into 186,258 shares of InSight common stock) and Carlyle Warrants to purchase 15,599 shares of InSight common stock with respect to which it has disposal power and shares voting power; (vi) 1,115 shares beneficially owned by Carlyle Investment Group, L.P., including 9 shares of Series B Preferred Stock (convertible into 1,029 shares of InSight common stock) and Carlyle Warrants to purchase 86 shares of InSight common stock with respect to which it has disposal power and shares voting power; (vii) 118,878 shares beneficially owned by Carlyle-InSight International Partners, L.P., including 919 shares of Series B Preferred Stock (convertible into 109,691 shares of InSight common stock) and Carlyle Warrants to purchase 9,187 shares of InSight common stock with respect to which it has disposal power and shares voting power; (viii) 3,235,075 shares beneficially owned by Carlyle-InSight Partners, L.P. including 3,181 shares of Series B Preferred Stock (convertible into 379,863 shares of InSight common stock) and Carlyle Warrants to purchase 31,813 shares of InSight common stock with respect to which it has disposal power and 3,235,075 shares with respect to which it shares voting power; (ix) 446,135 shares beneficially owned by Carlyle Investment Management, L.L.C. acting as investment advisor and manager with responsibility to invest certain assets of the State Board of Administration of the State of Florida ("State Board"), including 3,448 shares of Series B Preferred Stock (convertible into 411,658 shares of InSight common stock) and Carlyle Warrants to purchase 34,476 shares of InSight common stock with respect to which it has disposal power and shares voting power; (x) warrants to purchase 30,000 shares of InSight common stock at an exercise price of $7.25 per share owned by TC Group Management, LLC, which are not included in the 3,235,075 shares beneficially owned and (xi) warrants to purchase 9,167 shares of InSight common stock at an exercise price of $7.50 per share owned by TC Group Management, L.L.C., which are not included in the 3,235,075 shares beneficially owned. Does not include warrants to purchase 833 shares of InSight common stock at an exercise price of $7.50 per share, which are not currently exercisable. TC Group, L.L.C. may be deemed to share voting and disposal power with respect to, and therefore be the beneficial owner of 3,235,075 shares of InSight common stock as the general partner of Carlyle Partners II, L.P., Carlyle Partners III, L.P., Carlyle Investment Group, L.P., and Carlyle-InSight Partners, L.P., and as the managing partner of Carlyle International Partners II, L.P., Carlyle International Partners III, L.P., C/S International Partners, and Carlyle-InSight Partners, L.P. TCG Holdings, L.L.C., as a member holding a controlling interest in TC Group, L.L.C., may be deemed to share all rights herein described belonging to TC Group, L.L.C. Furthermore, because certain managing members of TCG Holdings, L.L.C, are also managing members of Carlyle Investment Management, L.L.C., Carlyle Investment Management, L.L.C. may be deemed to be part of the Carlyle stockholders and consequently, TCG Holdings, L.L.C. may be deemed the beneficial owner of the shares of InSight common stock controlled by Carlyle Investment Management, L.L.C. The principal business address of TC Group, L.L.C. and TCG Holdings, L.L.C. is c/o The Carlyle Group, 1001 Pennsylvania Avenue, N.W., Suite 220 South, Washington, D.C. 20004. The principal business address of Carlyle Partners II, L.P., Carlyle Partners III, L.P., Carlyle Investment Group, L.P., Carlyle-InSight Partners, L.P., and Carlyle Investment Management, L.L.C. is Delaware Trust Building, 900 Market Street, Suite 200, Wilmington, Delaware 19801. The principal business address of Carlyle International Partners II, L.P., Carlyle International Partners III, L.P., C/S International Partners, and Carlyle-InSight International Partners, L.P. is Coutts & Co., P.O. Box 707, Cayman Islands, British West Indies. The Carlyle Stockholders own all of the outstanding shares of Series B Preferred Stock.

(3)
The information in the table is based upon the Schedule 13D filed by GE Fund with the SEC on July 5, 2001. Represents shares of InSight common stock issuable upon conversion of all 10,948 shares of Series C Preferred Stock (convertible into 1,307,224 shares of InSight common stock) held by GE Fund. GE Fund owns approximately 39.2% of the outstanding shares of Series C Preferred Stock.

(4)
The information in the table is based upon Amendment No. 2 to the Schedule 13D filed by GE with the SEC on July 5, 2001. Represents shares of InSight common stock issuable upon (i) conversion of all 17,005 shares of Series C Preferred Stock (convertible into 2,030,448 shares of InSight common stock) held by GE, (ii) exercise of certain warrants ("GE Warrants") (exercisable for 250,000 shares of InSight common stock), (iii) warrants to purchase 15,000 shares of InSight common stock at an exercise price of $10.00 per share and (iv) warrants to purchase 4,167 shares of InSight common stock at an exercise price of $8.88 per share. Does not include warrants to purchase 833 shares of InSight common stock at an exercise price of $8.88 per share, which are not currently exercisable. GE owns approximately 60.8% of the outstanding shares of Series C Preferred Stock.

(5)
Includes (i) options to purchase 15,000 shares of InSight common stock at an exercise price of $7.00 per share, (ii) options to purchase 5,000 shares of InSight common stock at an exercise price of $5.75 per share, (iii) options to purchase 5,000 shares of InSight common stock at an exercise price of $6.88 per share, (iv) options to purchase 833 shares of InSight common stock at an exercise price of $16.51 per share, and (v) warrants to purchase 15,000 shares of InSight common stock at an exercise price of $4.56 per share. Does not include options to purchase 4,167 shares of InSight common stock at an exercise price of $16.51 per share, which are not currently exercisable.

(6)
Mr. Dahl is a managing member of TCG Holdings, L.L.C. Mr. Dahl's interest in TCG Holdings, L.L.C. is not controlling and thus Mr. Dahl expressly disclaims any beneficial ownership in the InSight common stock beneficially owned by TCG Holdings, L.L.C.

(7)
Includes (i) options to purchase 15,000 shares of InSight common stock at an exercise price of $5.37 per share, (ii) options to purchase 2,000 shares of InSight common stock at an exercise price of $16.20 per share, (iii) options to purchase 10,000 shares of InSight common stock at an exercise price of $6.50 per share, (iv) options to purchase 1,250 shares of InSight common stock at an exercise price of $17.25 per share, (v) warrants to purchase 2,268 shares of InSight common stock at an exercise price of $5.64 per share, (vi) warrants to purchase 15,000 shares of InSight common stock at an exercise price of $4.56 per share, and (vii) warrants to purchase 15,000 shares of InSight common stock at an exercise price of $6.00 per share. Does not include options to purchase 3,750 shares of InSight common stock at an exercise price of $17.25 per share, which are not currently exercisable.

(8)
Includes (i) options to purchase 15,000 shares of InSight common stock at an exercise price of $5.37 per share, (ii) options to purchase 4,485 shares of InSight common stock at an exercise price of $15.64 per share, (iii) options to purchase 8,970 shares of InSight common stock at an exercise price of $1.25 per share, (iv) options to purchase 8,970 shares of InSight common stock at an exercise price of $0.10 per share, (v) options to purchase 1,250 shares of InSight common stock at an exercise price of $17.25 per share, (vi) options to purchase 10,000 shares of InSight common stock at an exercise price of $6.50 per share, and (vii) warrants to purchase 15,000 shares of InSight common stock at an exercise price of $4.56 per share. Does not include options to purchase 3,750 shares of InSight common stock at an exercise price of $17.25 per share, which are not currently exercisable.

(9)
Mr. Marcus is an employee of an affiliate of GE and as such expressly disclaims any beneficial ownership in the InSight common stock beneficially owned by GE or GE Fund.

(10)
Includes (i) options to purchase 15,000 shares of InSight common stock at an exercise price of $5.37 per share, (ii) options to purchase 8,970 shares of InSight common stock at an exercise price of $1.25 per share, (iii) options to purchase 8,970 shares of InSight common stock at an exercise price of $0.10 per share, (iv) options to purchase 10,000 shares of InSight common stock at an exercise price of $6.50 per share, (v) options to purchase 1,250 shares of InSight common stock at an exercise price of $17.25 per share, and (vi) warrants to purchase 15,000 shares of InSight common stock at an exercise price of $4.56 per share. Does not include options to purchase 3,750 shares of InSight common stock at an exercise price of $17.25 per share, which are not currently exercisable.

(11)
Includes options to purchase 33,333 shares of InSight common stock at an exercise price of $8.37 per share. Does not include options to purchase 141,667 shares of InSight common stock at an exercise price of $8.37 per share, which are not currently exercisable.

(12)
Mr. Youngkin is a managing member of TCG Holdings, L.L.C. Mr. Youngkin's interest in TCG Holdings, L.L.C. is not controlling and thus Mr. Youngkin expressly disclaims any beneficial ownership in the InSight common stock beneficially owned by TCG Holdings, L.L.C.

(13)
Includes (i) options to purchase 37,500 shares of InSight common stock at an exercise price of $4.56 per share, (ii) options to purchase 75,000 shares of InSight common stock at an exercise price of $6.25 per share, and (iii) options to purchase 50,000 shares of InSight common stock at an exercise price of $8.37 per share.

(14)
Includes options to purchase 32,500 shares of InSight common stock at an exercise price of $8.37 per share. Does not include options to purchase 7,500 shares of InSight common stock at an exercise price of $8.37 per share, which are not currently exercisable.

(15)
Includes (i) options to purchase 11,960 shares of InSight common stock at an exercise price of $0.42 per share, (ii) options to purchase 8,970 shares of InSight common stock at an exercise price of $0.10 per share, (iii) options to purchase 17,940 shares of InSight common stock at an exercise price of $0.84 per share, (iv) options to purchase 10,000 shares of InSight common stock at an exercise price of $6.25 per share, (v) options to purchase 10,000 shares of InSight common stock at an exercise price of $4.56 per share, and (vi) options to purchase 27,500 shares of InSight common stock at an exercise price of $8.37 per share. Does not include options to purchase 32,500 shares of InSight common stock at an exercise price of $8.37 per share, which are not currently exercisable.

(16)
Includes (i) options to purchase 25,000 shares of InSight common stock at an exercise price of $6.25 per share, (ii) options to purchase 25,000 shares of InSight common stock at an exercise price of $4.56 per share, and (iii) options to purchase 71,250 shares of InSight common stock at an exercise price of $8.37 per share. Does not include options to purchase 73,750 shares of InSight common stock at an exercise price of $8.37 per share, which are not currently exercisable.

(17)
Includes (i) options to purchase 8,000 shares of InSight common stock at an exercise price of $6.25 per share, (ii) options to purchase 10,000 shares of InSight common stock at an exercise price of $4.56 per share, and (iii) options to purchase 17,500 shares of InSight common stock at an exercise price of $8.37 per share. Does not include options to purchase 22,500 shares of InSight common stock at an exercise price of $8.37 per share, which are not currently exercisable.

(18)
Includes (i) options to purchase 5,000 shares of InSight common stock at an exercise price of $4.56 per share, and (ii) options to purchase 6,250 shares of InSight common stock at an exercise price of $8.37 per share. Does not include options to purchase 13,750 shares of InSight common stock at an exercise price of $8.37 per share, which are not currently exercisable.

(19)
Includes (i) options to purchase 37,500 shares of InSight common stock at an exercise price of $9.38 per share and (ii) options to purchase 2,500 shares of InSight common stock at an exercise price of $8.37 per share. Does not include (i) options to purchase 12,500 shares of InSight common stock at an exercise price of $9.38 per share, and (ii) options to purchase 7,500 shares of InSight common stock at an exercise price of $8.37 per share, which are not currently exercisable.

(20)
Includes options to purchase 27,500 shares of InSight common stock at an exercise price of $8.37 per share. Does not include options to purchase 52,500 shares of InSight common stock at an exercise price of $8.37 per share, which are not currently exercisable.

(21)
Assumes the exercise in full of options or warrants described in footnotes (5), (7), (8), (10), (11) and (14) through (20) that are currently exercisable or that will become exercisable within 60 days of July 31, 2001.

    Except as otherwise noted, InSight believes that each of the stockholders listed in the table above has sole voting and dispositive power over all shares owned. According to the Schedule 13D filed with the SEC on July 9, 2001 by J.W. Childs Equity Partners II, L.P., Halifax Capital Partners, L.P. and InSight Holdings ("Reporting Persons"), the Reporting Persons along with certain members of the Company's management, may be deemed to be the beneficial owners of 6,322,746.6 shares of InSight common stock, which constitutes approximately 67.74% of the InSight common stock outstanding on an as-if-converted basis, in addition to 10,000 shares of InSight common stock owned by David W. Dupree, a managing director of Halifax, which represents approximately 0.1071% of the InSight common stock outstanding on an as-if-converted basis. Pursuant to certain voting agreements with each of GE, GE Fund and certain affiliates of The Carlyle Group, which grant to InSight Holdings the irrevocable proxy to vote the Series D Preferred Stock held by such entities in favor of the Acquisition and adoption of the Merger Agreement, the Reporting Persons may be deemed to have shared power to vote or direct the vote and dispose or direct the disposition of such shares. The Reporting Persons disclaim beneficial ownership of such shares. None of such beneficial ownership is reflected in the table above.

    POSSIBLE FUTURE BOARD CHANGES. The common stock holders currently are entitled to elect a majority of the Board. Under certain circumstances, all of the Series B Preferred Stock and Series C Preferred Stock may be converted into Series D Preferred Stock. The holders of the Series D Preferred Stock would be entitled to elect a majority of the Board. If a majority of the holders of each of the Series B Preferred Stock and the Series C Preferred Stock elect to convert such Stock into Series D Preferred Stock, then all shares of Series B Preferred Stock and Series C Preferred Stock will automatically be converted into shares of Series D Preferred Stock on the date of such election ("Conversion Date"). Immediately following such conversion, the number of members of the Board will be increased by an additional number of directors ("Conversion Directors") such that the percentage of the total Board represented by the Conversion Directors and the Preferred Stock Directors ("Series D Directors") would correspond to the percentage of common stock owned by the Series D Preferred Stock holders on an as-if-converted basis, provided that the Series D Directors shall constitute less than two-thirds of the Board. In such event, the Preferred Stock Directors would remain on the Board and the vacancies created for the Conversion Directors would be filled by the Series D Preferred Stock holders. Assuming conversion of all of the outstanding Series B Preferred Stock and Series C Preferred Stock and the exercise of the Carlyle and GE Warrants, the percentage of the then outstanding common stock currently owned by the Series B Preferred Stock holders is approximately 33% and the percentage of the then outstanding common stock currently owned by the Series C Preferred Stock holders is approximately 37%. If such Preferred Stock were converted into Series D Preferred Stock, the aggregate percentage of the then outstanding common stock owned by the Series D Preferred Stock holders would be approximately 70%. Thus, as a result of such conversion, designees of the Series D Preferred Stock holders would constitute a majority (but less than two-thirds) of the Board. The less than two-thirds limitation would expire at the second annual stockholders meeting after the Conversion Date.

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

    In addition, if the Acquisition is consummated as expected in late September 2001 or early October 2001, the Company will become a wholly owned subsidiary of InSight Holdings. At the consummation of the Acquisition, J.W. Childs Equity Partners II and certain of its affiliates and co-investors will own approximately 80% of the outstanding common stock of InSight Holdings and Halifax Capital Partners and certain of its affiliates will own approximately 20% of the outstanding common stock of InSight Holdings. It is expected that, upon the consummation of the Acquisition, the Board will consist of four representatives of J.W. Childs Equity Partners II, two representatives of Halifax Capital Partners and Mr. Plochocki, the Company's president and chief executive officer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    TRANSACTIONS WITH FRANK E. EGGER. Since March 28, 1996, Mr. Egger, a Common Stock Director and chairman of the board, has been and continues to be paid $85,000 per year for acquisition and financing activities pursuant to a consulting agreement. In the event the agreement is terminated as a result of (i) Mr. Egger becoming physically or mentally disabled, (ii) discretionary action of the Board, or (iii) a corporate reorganization that has the effect of diminishing or impairing Mr. Egger's consulting responsibilities, he is entitled to severance compensation equal to 12 months of compensation. Pursuant to the terms of his consulting agreement with the Company, Mr. Egger will receive such severance compensation following the consummation of the Acquisition.

    TRANSACTIONS WITH GE. The Company has purchased a majority of its MRI systems from GE, through GEMS. At June 30, 2001, the Company had notes payable and capital lease obligations to GEMS totaling approximately $1.2 million and approximately $56.3 million, respectively and leased 26 of its diagnostic imaging and treatment systems from GEMS under a master operating lease agreement. Obligations to GEMS under the operating lease agreements was approximately $28.3 million. GEMS also provides maintenance services with respect to the Company's diagnostic imaging equipment, totaling approximately $9.9 million for the year ended June 30, 2001.

    TRANSACTIONS WITH SHATTUCK HAMMOND PARTNERS. In 1996, the Company entered into an agreement with Shattuck Hammond Partners ("SHP"), an investment banking firm based in New York City in which a Common Stock Director of the Company, Mr. Chamberlain, is a managing director, pursuant to which SHP provides general strategic advisory and investment banking services. The term of the agreement commenced July 1, 1996 and was extended through December 31, 2000. As a result of the Company's decision to pursue its strategic alternatives, the Company and SHP agreed to extend the term of the agreement on a quarter to quarter basis. The Company is obligated to pay SHP $30,000 quarterly for such services and the Company intends to cease such payments upon consummation of the Acquisition. On January 4, 2001, the Company also entered into an agreement with SHP pursuant to which SHP would provide certain additional advisory services in connection with the Acquisition. The Company has agreed to pay SHP $100,000 in connection with this agreement upon consummation of the Acquisition.

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
    Schedule II—Valuation and Qualifying Accounts

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
*2.9
Agreement and Plan of Merger dated as of June 29, 2001, by and among InSight Health Services Holdings Corp., JWCH Merger Corp. and InSight, previously filed and incorporated herein by reference from the Company's Current Report on Form 8-K, filed July 2, 2001.
2.10	Amendment No. 1 to Agreement and Plan of Merger dated as of June 29, 2001, by and among InSight Health Services Holdings Corp., JWCH Merger Corp. and InSight, filed herewith.
*3.1	Certificate of Incorporation of InSight, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-02935), filed April 29, 1996.
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
*4.1
Indenture dated as of June 1, 1998, by and among InSight, the Subsidiary Guarantors (as defined therein) and State Street Bank and Trust Company, N.A. as Trustee (includes forms of the Outstanding Notes and Exchange Notes (as defined therein)), previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-60573), filed August 4, 1998.
*4.2
Purchase Agreement dated as of June 9, 1998, by and among the Company, the Subsidiary Guarantors (as defined therein) and the Initial Purchasers (as defined therein), previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-60573), filed August 4, 1998.
*10.1
Credit Agreement dated as of October 14, 1997, as amended November 17, 1997, December 19, 1997, March 23, 1998 and amended and restated as of June 12, 1998, among InSight, the Subsidiary Guarantors (as defined therein), Bank of America, N.A. (formerly NationsBank, N.A.) as Agent and the Lenders (as defined therein), previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-60573), filed August 4, 1998.
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
*10.6	AHS 1992 Option and Incentive Plan, previously filed and incorporated herein by reference from AHS's Registration Statement on Form S-8 (Registration No. 33-51532), filed September 1, 1992.
*10.7
MHC 1989 Stock Option Plan, Amended and Restated as of October 28, 1993, previously filed and incorporated herein by reference from MHC's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
*10.8
InSight's 1998 Employee Stock Option Plan, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 333-60573), filed August 4, 1998.
*10.9
Form of Stock Option Agreement between InSight and former officers of Signal Medical Services, Inc. relative to InSight's 1998 Employee Stock Option Plan, previously filed and incorporated by reference from the Company's Annual Report on Form 10-K, filed September 28, 1998.
*10.10
InSight's 1997 Management Stock Option Plan, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 333- 60573), filed August 4, 1998.
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
*10.13
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
*10.15
Nonqualified Stock Option Agreement dated August 17, 1994, between MHC and Ronald G. Pantello, previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K for the six months ended June 30, 1996.

*10.16
Warrant Certificate No. L-1 dated March 11, 1997, in the name of Anthony J. LeVecchio, previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K, filed October 14, 1997.
*10.17
Form of Stock Option Agreement between InSight and non-employee directors of InSight relative to InSight's 1996 Directors' Stock Option Plan, previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K, filed October 14, 1997.
*10.18
Form of Stock Option Agreement between InSight and employees of InSight relating to InSight's 1996 Employee Stock Option Plan, previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K, filed October 14, 1997.
*10.19
Form of Warrant Certificate relative to the grants of warrants to InSight's non-employee directors, previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K, filed September 28, 1998.
*10.20
Form of Warrant Certificate relative to the grants of warrants to Carlyle and GE in lieu of director stock options, previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K, filed September 28, 1998.
*10.21
Letter Agreement for Consulting Services between InSight and Frank E. Egger dated July 7, 1999, previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K, filed September 28, 1999.
*10.22
Warrant Certificate No. E-I dated July 7, 1999 in the name of Frank E. Egger, previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K, filed September 28, 1999.
*10.23	InSight's 1999 Stock Option Plan, previously filed and incorporated herein by reference from the Company's Registration Statement on Form S-8 (Registration No. 333-318218), filed March 6, 2000.
*10.24
Form of Stock Option Agreement between InSight and employees of InSight relative to InSight's 1999 Stock Option Plan, previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K, filed September 7, 2000.
*10.25
Executive Employment Agreement between InSight and Steven T. Plochocki dated as of November 17, 1999, previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K, filed September 7, 2000.
*10.26
Fifth Amendment to Credit Agreement dated as of December 15, 1999, among InSight, the Subsidiary Guarantors (as defined therein), Bank of America, N.A., as Agent, and the Lenders (as defined therein), previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K, filed September 7, 2000.
*10.27
Sixth Amendment to Credit Agreement and Waiver dated as of May 31, 2000, among InSight, the Subsidiary Guarantors (as defined therein), Bank of America, N.A., as Agent, and the Lenders (as defined therein), previously filed and incorporated herein by reference from the Company's Annual Report on Form 10-K, filed September 7, 2000.

*10.28
Voting Agreement dated as of June 29, 2001, among InSight Health Services Holdings Corp., JWCH Merger Corp., Carlyle Partners II, L.P., Carlyle Partners III, L.P., Carlyle International Partners II, L.P., Carlyle International Partners III, L.P., C/S International Partners, State Board of Administration of Florida, Carlyle Investment Group, L.P., Carlyle-InSight International Partners, L.P., Carlyle-InSight Partners L.P. and T.C. Group, LLC, previously filed and incorporated herein by reference from the Company's Current Report on Form 8-K, filed July 2, 2001.
*10.29
Voting Agreement dated as of July 29, 2001, among InSight Health Services Holdings Corp., JWCH Merger Corp. and General Electric Company, previously filed and incorporated herein by reference from the Company's Current Report on Form 8-K, filed July 2, 2001.
*10.30
Voting Agreement, dated as of June 29, 2001, among InSight Health Services Holdings Corp., JWCH Merger Corp. and GE Fund, previously filed and incorporated herein by reference from the Company's Current Report on Form 8-K, filed July 2, 2001.
21	Subsidiaries of InSight, filed herewith.
23	Consent of Independent Public Accountants, filed herewith.
99	Amended and Restated Charter of the Audit Committee of the Board of Directors of InSight, filed herewith.

*
Previously filed.

ITEM 14 (b).	REPORTS ON FORM 8-K. The Company filed a Current Report on Form 8-K with the SEC on July 2, 2001, under Item 5 thereof, reporting that the Company had entered into the Merger Agreement pursuant to which the Company's outstanding capital stock would be acquired by a newly formed entity jointly owned by affiliates of J.W. Childs Associates, L.P. and The Halifax Group, L.L.C.
ITEM 14 (c).	The Exhibits described above in Item 14(a)(3) are attached hereto or incorporated by reference herein, as noted.
ITEM 14 (d).	Not applicable.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSIGHT HEALTH SERVICES CORP.

By	/s/ STEVEN T. PLOCHOCKI Steven T. Plochocki, President and Chief Executive Officer

Date: September 14, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN T. PLOCHOCKI Steven T. Plochocki	Director, President and Chief Executive Officer (Principal Executive Officer)	September 14, 2001
/s/ THOMAS V. CROAL Thomas V. Croal	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 14, 2001
/s/ GRANT R. CHAMBERLAIN Grant R. Chamberlain	Director	September 14, 2001
/s/ W. ROBERT DAHL W. Robert Dahl	Director	September 14, 2001
/s/ FRANK E. EGGER Frank E. Egger	Director	September 14, 2001
/s/ LEONARD H. HABAS Leonard H. Habas	Director	September 14, 2001
/s/ JEROME C. MARCUS Jerome C. Marcus	Director	September 14, 2001
/s/ RONALD G. PANTELLO Ronald G. Pantello	Director	September 14, 2001
/s/ GLENN A. YOUNGKIN Glenn A. Youngkin	Director	September 14, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
InSight Health Services Corp.:

    We have audited in accordance with auditing standards generally accepted in the United States the consolidated financial statements of InSight Health Services Corp. and subsidiaries included in this Form 10-K and have issued our report thereon dated August 29, 2001. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Orange County, California
August 29, 2001

SCHEDULE II

INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

(amounts in thousands)

	Balance at Beginning of Year	Charges to Cost and Expenses	Charges to Revenues	Other(A)	Balance at End of Year
June 30, 1999:
Allowance for doubtful accounts and contractual adjustments	$11,399	$2,618	$41,293	$(37,488)	$17,822

June 30, 2000:
Allowance for doubtful accounts and contractual adjustments	$17,822	$2,907	$57,715	$(56,153)	$22,291

June 30, 2001:
Allowance for doubtful accounts and contractual adjustments	$22,291	$3,594	$83,133	$(82,407)	$26,611

(A)
Write-offs of uncollectible accounts.

Exhibit Index

Exhibit Number	Description and References
2.10	Amendment No. 1 to Agreement and Plan of Merger dated as of June 29, 2001, by and among InSight Health Services Holdings Corp., JWCH Merger Corp. and InSight, filed herewith.
21	Subsidiaries of InSight, filed herewith.
23	Consent of Independent Public Accountants, filed herewith.
99	Amended and Restated Charter of the Audit Committee of the Board of Directors of InSight, filed herewith.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2001
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
SCHEDULE II INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999 (amounts in thousands)
Exhibit Index