Form 10-Q
period 2001-09-30
INSIGHT HEALTH SERVICES CORP
filed 2001-11-14
CIK 1012697

DRAFT

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(949) 476-0733

(Registrant’s telephone number including area code)

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

Yes   ☐   No   ☒

               Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 1 share of Common Stock as of November 9, 2001.

INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share and per share data)

	September 30, 2001	June 30, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,684	$23,254
Trade accounts receivables, net	43,069	43,355
Other current assets	10,533	8,379
Total current assets	67,286	74,988

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $93,669 and $87,964, respectively	154,276	148,255

INVESTMENTS IN PARTNERSHIPS	1,788	1,783
OTHER ASSETS	6,562	6,828
INTANGIBLE ASSETS, net	90,373	89,202
	$320,285	$321,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of equipment, capital leases and other notes	$34,703	$33,862
Accounts payable and other accrued expenses	26,885	24,335
Total current liabilities	61,588	58,197

LONG-TERM LIABILITIES:
Equipment, capital leases and other notes, less current portion	185,103	194,391
Other long-term liabilities	3,693	2,997
Total long-term liabilities	188,796	197,388

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 3,500,000 shares authorized: Convertible Series B preferred stock, no shares outstanding at September 30, 2001 and 25,000 shares outstanding at June 30, 2001	-	23,923
Convertible Series C preferred stock, no shares outstanding at September 30, 2001 and 27,953 shares outstanding at June 30, 2001	-	13,173
Convertible Series D preferred stock, 632,266 shares outstanding at September 30, 2001 and no shares outstanding at June 30, 2001	37,096	-
Common stock, $.001 par value, 25,000,000 shares authorized: 3,025,567 and 3,011,656 shares outstanding at September 30, 2001 and June 30, 2001, respectively	3	3
Additional paid-in capital	24,071	23,926
Accumulated other comprehensive loss	(682)	-
Retained earnings	9,413	4,446
Total stockholders’ equity	69,901	65,471
	$320,285	$321,056

The accompanying notes are an integral part of these condensed consolidated balance sheets.

INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended
	September 30,
	2001	2000
REVENUES:
Contract services	$24,786	$26,279
Patient services	28,165	25,711
Other	166	230
Total revenues	53,117	52,220

COSTS OF OPERATIONS:
Costs of services	26,709	27,084
Provision for doubtful accounts	931	833
Equipment leases	2,148	2,292
Depreciation and amortization	8,283	10,340
Total costs of operations	38,071	40,549

Gross profit	15,046	11,671

CORPORATE OPERATING EXPENSES	2,660	2,702

Income from company operations	12,386	8,969

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	334	126

Operating income	12,720	9,095

INTEREST EXPENSE, net	5,336	6,032

Income before income taxes	7,384	3,063

PROVISION FOR INCOME TAXES	2,417	306

Net income	$4,967	$2,757

INCOME PER COMMON AND PREFERRED SHARE:
Basic	$0.53	$0.30
Diluted	$0.49	$0.29

WEIGHTED AVERAGE NUMBER OF COMMON AND PREFERRED SHARES OUTSTANDING:
Basic	9,343	9,312
Diluted	10,168	9,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in thousands)

	Three Months Ended
	September
	2001	2000
Net income	$4,967	$2,757
Other comprehensive loss, net of tax:
Unrealized holding loss arising during the period	(1,158)	-
Less: reclassification adjustment for losses included in net income	184	-

Total other comprehensive loss, before tax	(974)	-
Income tax benefit related to items of other comprehensive income	292	-

Total other comprehensive loss, net of tax	(682)	-

Comprehensive income	$4,285	$2,757

The accompanying notes are an integral part of those condensed consolidated financial statements.

INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Three Months Ended
	September 30,
	2001	2000
OPERATING ACTIVITIES:
Net income	$4,967	$2,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,283	10,340
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables, net	286	(5,509)
Other current assets	(2,154)	(237)
Accounts payable and other accrued expenses	2,550	258
Net cash provided by operating activities	13,932	7,609

INVESTING ACTIVITIES:
Additions to property and equipment	(14,178)	(12,469)
Other	(1,036)	140
Net cash used in investing activities	(15,214)	(12,329)

FINANCING ACTIVITIES:
Proceeds from stock options and warrants exercised	145	81
Principal payments of debt and capital lease obligations	(8,447)	(7,512)
Other	14	286
Net cash used in financing activities	(8,288)	(7,145)

DECREASE IN CASH AND CASH EQUIVALENTS	(9,570)	(11,865)

Cash, beginning of period	23,254	27,133
Cash, end of period	$13,684	$15,268

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,831	$2,879
Income taxes paid	921	132
Equipment additions under capital leases	-	7,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  NATURE OF BUSINESS

InSight Health Services Corp. (Company) was incorporated in Delaware in February 1996.  The Company’s predecessors, InSight Health Corp. (formerly American Health Services Corp.) (IHC), and Maxum Health Corp. (MHC), became wholly owned subsidiaries of the Company on June 26, 1996, pursuant to an Agreement and Plan of Merger among the Company, IHC and MHC.

The Company provides diagnostic imaging, treatment and related management services in 28 states throughout the United States.  The Company has two reportable segments: Eastern Division and Western Division.  The Company’s services are provided through a network of 82 mobile magnetic resonance imaging (MRI) facilities, five mobile positron emission tomography (PET) facilities, four mobile lithotripsy facilities (collectively, Mobile Facilities), 38 fixed–site MRI facilities (Fixed Facilities), 27 multi–modality imaging centers (Centers), one Leksell Stereotactic Gamma Knife treatment center, one PET Fixed Facility, and one radiation oncology center.  An additional radiation oncology center is operated by the Company as part of one of its Centers.  The Company has a substantial presence in California, Texas, New England, the Carolinas, Florida and the Midwest (Indiana and Ohio).

At its Centers, the Company typically offers other services in addition to MRI including computed tomography (CT), diagnostic and fluoroscopic x–ray, mammography, diagnostic ultrasound, nuclear medicine, bone densitometry, nuclear cardiology, and cardiovascular services.

2.  INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all of the information and disclosures required by accounting principles generally accepted in the United States for annual financial statements.  These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of the Company’s Annual Report on Form 10-K for the period ended June 30, 2001 filed with the Securities and Exchange Commission (SEC) on September 14, 2001.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for fair presentation of results for the period have been included.  The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results to be achieved for the full fiscal year.

Certain reclassifications have been made to conform prior year amounts to the current year presentation.

3.  INVESTMENTS IN AND TRANSACTIONS WITH PARTNERSHIPS

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  The Company’s investment interests in partnerships or limited liability companies (Partnerships) are accounted for under the equity method of accounting for ownership of 50% or less when the Company does not exercise significant control over the operations of the Partnerships and does not have primary responsibility for the Partnerships’ long-term debt.  The Company’s investment interests in Partnerships are consolidated for ownership of 50% or greater owned entities when the Company exercises significant control over the operations and is primarily responsible for the associated long-term debt.

Set forth below is the summarized combined financial data of the Company’s 50 percent controlled entity which is consolidated (amounts in thousands):

	September 30,	June 30,
	2001	2001
	(unaudited)
Condensed Combined Balance Sheet Data:
Current assets	$1,687	$1,622
Total assets	1,940	1,844
Current liabilities	411	426
Minority interest equity	663	608

	Three Months Ended
	September 30,
	2001	2000
	(unaudited)
Condensed Combined Statement of Income Data:
Net revenues	$1,430	$1,464
Expenses	920	1,000
Provision for center profit distribution	255	232
Net income	$255	$232

The provision for center profit distribution shown above represents the minority interest in the income of this entity.

4.  INCOME PER COMMON AND CONVERTED PREFERRED SHARE

The number of shares used in computing EPS is equal to the weighed average number of common and preferred shares outstanding during the respective period.  The preferred stock has certain rights, including conversion into common stock (Series B and Series C on a one-to-one basis and Series D on a ten-to-one basis), voting rights, no stated dividend rate and participates in any dividends paid with respect to the common stock.  Accordingly, the preferred stock is included in the computation of basic EPS only if the effect on EPS is dilutive as required by SFAS No. 128, “Earnings per Share” and Emerging Issues Task Force Topic D-95.  The Company uses the as-if converted method in computing EPS.  There were no adjustments to net income (the numerator) for purposes of computing EPS.

A reconciliation of basic and diluted share computations is as follows:

	Three Months Ended
	September 30,
	2001	2000
	(unaudited)
Average common stock outstanding	3,020	2,989
Effect of preferred stock	6,323	6,323
Denominator for basic EPS	9,343	9,312
Dilutive effect of stock options and warrants	825	189
	10,168	9,501

5.  SEGMENT INFORMATION

The Company has two reportable segments: Western Division and Eastern Division.  The Company’s reportable segments are geographical business units defined by management’s division of responsibility between two executive vice presidents – operations, who are responsible for the Western and Eastern Divisions and who report directly to the Company’s chief operating decision maker.  Each segment owns and operates Centers, Fixed and Mobile Facilities within their respective geographic areas. The Company does not allocate income taxes to the two Divisions.  The Company manages cash flows and assets on a consolidated basis, and not by segment, and does not allocate or report assets and capital expenditures by segment.

The following tables summarize the operating results by segment for the three months ended September 30, 2001 and 2000 (amounts in thousands)(unaudited):

Three months ended September 30, 2001:	Eastern	Western	Other	Consolidated
Contract services revenues	$21,901	$1,217	$1,668	$24,786
Patient services revenues	9,840	18,079	246	28,165
Other revenues	120	13	33	166
Total revenues	31,861	19,309	1,947	53,117
Depreciation and amortization	4,946	2,170	1,167	8,283
Total costs of operations	21,704	13,161	3,206	38,071
Equity in earnings of unconsolidated partnerships	312	22	-	334
Operating income (loss)	10,474	6,165	(3,919)	12,720
Interest expense, net	3,283	880	1,173	5,336
Income (loss) before income taxes	7,191	5,285	(5,092)	7,384

Three months ended September 30, 2000:	Eastern	Western	Other	Consolidated
Contract services revenues	$22,938	$1,478	$1,863	$26,279
Patient services revenues	9,790	15,590	331	25,711
Other revenues	81	13	136	230
Total revenues	32,809	17,081	2,330	52,220
Depreciation and amortization	6,332	2,343	1,665	10,340
Total costs of operations	22,644	13,172	4,733	40,549
Equity in earnings of unconsolidated partnerships	162	(36)	-	126
Operating income (loss)	10,327	3,873	(5,105)	9,095
Interest expense, net	3,618	905	1,509	6,032
Income (loss) before income taxes	6,709	2,968	(6,614)	3,063

6.  HEDGING ACTIVITIES

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), was issued during the second quarter of 1998 and was adopted by the Company as of July 1, 2000. SFAS 133 requires that all derivatives be recorded at their current fair value on the balance sheets. Certain derivatives may be designated as either cash flow or fair value accounting hedged or in accumulated other comprehensive income. Changes in the fair value of derivatives that are not related to specific instruments and do not meet the criteria for hedge accounting are included in net income.

The Company has established policies  and procedures to permit limited types and amounts of off-balance sheet hedges to help manage interest rate risk. The Company has entered into interest rate swaps to pay a fixed rate of interest to the counterparty and receives a floating rate of interest. Such swaps have the effect of converting variable rate borrowings into fixed rate borrowings. The swap in place at the end of the first quarter of fiscal 2002 is related to the senior credit facilities and qualifies as a cash flow hedge. The notional amount of this swap at September 30, 2001 was $36.0 million with a fair value loss of approximately $1.7 million.

7.  COMPREHENSIVE INCOME

Components of comprehensive income are changes in equity other than those resulting from investments by owners and distributions to owners. Net income is the primary component of comprehensive income. For the Company, the only component of comprehensive income other than net income is the unrealized gain or loss on derivatives qualifying for hedge accounting, net of tax. The aggregate amount of such changes to equity that have not yet been recognized in net income are reported in the equity portion of the condensed consolidated balance sheets as accumulated other comprehensive loss.

8.  ACQUISITION AND RELATED FINANCING TRANSACTIONS

On October 17, 2001, the Company merged with a wholly-owned subsidiary of InSight Health Services Holdings Corp. (InSight Holdings).  The Company was the surviving corporation and became a wholly-owned subsidiary of InSight Holdings.  The Company is deemed to be the predecessor for future reporting purposes.  J.W. Childs Equity Partners II (Childs) and an affiliate own approximately 80% of the outstanding common stock of InSight Holdings and Halifax Capital Partners (Halifax) and an affiliate own approximately 20% of the outstanding common stock of InSight Holdings.  In addition, certain members of senior management rolled over portion of their Company stock options into stock options of InSight Holdings at the consummation of the acquisition.  Upon consummation of the acquisition, each of the Company’s stockholders became entitled to receive $18.00 in cash for each share of Company common stock that they owned prior to the acquisition.  Holders of options and warrants, which prior to the acquisition were exercisable for Company common stock, received the difference between $18.00 and the exercise price for each share of common stock the holder could have acquired pursuant to the terms of the options or warrants, and the options and warrants were terminated.  This resulted in a charge of approximately $19.7 million, which will be reflected in the second quarter of fiscal 2002.  The Company’s stockholders, option holders and warrant holders immediately prior to the acquisition became entitled to receive aggregate cash consideration of approximately $187.7 million as a result of the acquisition.

Concurrently with the acquisition, the Company (i) repurchased by tender offer all of its 9 5/8% senior subordinated notes due 2008 (Existing Notes) in an aggregate principal amount of $100 million, (ii) repaid its then outstanding senior credit facilities and certain other indebtedness and (iii) paid fees and expenses relating to the acquisition and related financing transactions.  The Company will record an extraordinary loss on extinguishment of existing indebtedness of approximately $20.0 million in the second quarter of fiscal 2002.

These transactions were financed through:

•         Borrowings of $150 million under $275 million of new senior credit facilities;

•         A $200 million senior subordinated bridge financing;

•         The investment by Childs, Halifax and certain of their affiliates of $98.1 million; management options and common stock rollover with a total net value of approximately $1.9 million; and

•         Cash of approximately $3.9 million

The acquisition will be accounted for as a purchase of the Company by Insight Holdings.  As such, the recorded amounts of the Company's assets and liabilities will change significantly as a result of the application of purchase accounting.  Management is currently in the process of evaluating the appropriate purchase accounting adjustment.

On October 30, 2001, the Company issued new 9 7/8% senior subordinated notes due 2011 (New Notes) in the aggregate principal amount of $225 million. The net proceeds from the issuance of the New Notes was approximately $211.5 million, $200 million of which was used to retire in full the senior subordinated bridge financing and the balance is being used for general corporate purposes.  The Company will record in extraordinary loss an extinguishment of the senior subordinated bridge financing of approximately $7.8 million in the second quarter of fiscal 2002.

Set forth below is an unaudited pro forma condensed consolidated balance sheet as of September 30, 2001, as if the transactions described above had occurred on September 30, 2001 (amounts in thousands):

		Pro Forma
	As Reported	Adjustments	Total
		(unaudited)
Current assets	$67,286	$15,745	$83,031
Property and equipment, net	154,276	-	154,276
Investments in partnerships	1,786	-	1,788
Other assets	6,562	16,225	22,787
Intangible assets	90,373	137,121	227,494
	$320,286	$169,091	$489,376

Current liabilities	$61,588	$(31,544)	$30,044
Long-term liabilities	188,796	192,257	381,053
Stockholders’ equity	69,901	8,378	78,279
	$320,285	$169,091	$489,376

The unaudited pro forma condensed consolidated balance sheet as of September 30, 2001 gives effect to the investment by Childs, Halifax and certain of their affiliates of $98.1 million, the draw down of the $150 million term loan, the $200 million senior subordinated bridge financing, and the issuance of $225 million under the New Notes, which collectively was used to purchase the common stock, options and warrants of the Company of approximately $187.7 million, repay $214 million in outstanding indebtedness, repay the $200 million senior subordinated bridge financing, and to pay approximately $55 million in transaction costs related to the acquisition and related financing activities.

9.  SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The Company’s payment obligations under the Existing Notes are guaranteed by certain of the Company’s wholly owned subsidiaries (the Guarantor Subsidiaries).  Such guarantees are full, unconditional and joint and several.  The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of income, and statements of cash flows information for the Company (Parent Company Only), for the Guarantor Subsidiaries and for the Company’s other subsidiaries (the Non-Guarantor Subsidiaries).  The supplemental financial information reflects the investments of the Company and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

SEPTEMBER 30, 2001

(Amounts in thousands)

	PARENT COMPANY	GUARANTOR	NON-GUARANTOR
	ONLY	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$-	$10,521	$3,163	$-	$13,684
Trade accounts receivables, net	-	32,406	10,663	-	43,069
Other current assets	-	10,361	172	-	10,533
Intercompany accounts receivable	235,751	27,496	-	(263,247)	-
Total current assets	235,751	80,784	13,998	(263,247)	67,286
Property and equipment, net	-	130,036	24,240	-	154,276
Investments in partnerships	-	1,788	-	-	1,788
Investments in consolidated subsidiaries	292	9,120	-	(9,412)	-
Other assets	-	6,562	-	-	6,562
Intangible assets, net	-	85,550	4,823	-	90,373
	$236,043	$313,840	$43,061	$(272,659)	$320,285

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of equipment, capital leases and other notes	$21,537	$12,371	$795	$-	$34,703
Accounts payable and other accrued expenses	-	25,574	1,311	-	26,885
Intercompany accounts payable	-	235,751	27,496	(263,247)	-
Total current liabilities	21,537	273,696	29,602	(263,247)	61,588
Equipment, capital leases and other notes, less current portion	143,923	39,255	1,925	-	185,103
Other long-term liabilities	682	597	2,414	-	3,693
Stockholders' equity	69,901	292	9,120	(9,412)	69,901
	$236,043	$313,840	$43,061	$(272,659)	$320,285

INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

JUNE 30, 2001

(Amounts in thousands)

	PARENT
	COMPANY	GUARANTOR	NON-GUARANTOR
	ONLY	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$-	$19,921	$3,333	$-	$23,254
Trade accounts receivables, net	-	32,758	10,597	-	43,355
Other current assets	-	8,273	106	-	8,379
Intercompany accounts receivable	241,016	27,590	-	(268,606)	-
Total current assets	241,016	88,542	14,036	(268,606)	74,988
Property and equipment, net	-	123,579	24,676	-	148,255
Investments in partnerships	-	1,783	-	-	1,783
Investments in consolidated subsidiaries	(4,882)	9,328	-	(4,446)	-
Other assets	-	6,828	-	-	6,828
Intangible assets, net	-	84,358	4,844	-	89,202
	$236,134	$314,418	$43,556	$(273,052)	$321,056

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of equipment, capital leases and other notes	$20,810	$12,275	$777	$-	$33,862
Accounts payable and other accrued expenses	-	23,033	1,302	-	24,335
Intercompany accounts payable	-	241,016	27,590	(268,606)	-
Total current liabilities	20,810	276,324	29,669	(268,606)	58,197
Equipment, capital leases and other notes, less current portion	149,853	42,409	2,129	-	194,391
Other long-term liabilities	-	567	2,430	-	2,997
Stockholders' equity (deficit)	65,471	(4,882)	9,328	(4,446)	65,471
	$236,134	$314,418	$43,556	$(273,052)	$321,056

INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
(Amounts in thousands)

	PARENT
	COMPANY	GUARANTOR	NON-GUARANTOR
	ONLY	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED
Revenues	$-	$41,565	$11,552	$-	$53,117
Costs of operations	-	29,127	8,944	-	38,071
Gross profit	-	12,438	2,608	-	15,046

Corporate operating expenses	-	2,660	-	-	2,660
Income from company operations	-	9,778	2,608	-	12,386

Equity in earnings of unconsolidated partnerships	-	334	-	-	334
Operating income	-	10,112	2,608	-	12,720

Interest expense, net	-	4,711	625	-	5,336
Income before income taxes	-	5,401	1,983	-	7,384

Provision for income taxes	-	2,417	-	-	2,417
Income before equity in income of consolidated subsidiaries	-	2,984	1,983	-	4,967

Equity in income of consolidated subsidiaries	4,967	1,983	-	(6,950)	-

Net income	$4,967	$4,967	$1,983	$(6,950)	$4,967

INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
(Amounts in thousands)

	PARENT
	COMPANY	GUARANTOR	NON-GUARANTOR
	ONLY	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED
Revenues	$-	$40,248	$11,972	$-	$52,220
Costs of operations	-	31,394	9,155	-	40,549
Gross profit	-	8,854	2,817	-	11,671

Corporate operating expenses	-	2,702	-	-	2,702
Income from company operations	-	6,152	2,817	-	8,969

Equity in earnings of unconsolidated partnerships	-	126	-	-	126
Operating income	-	6,278	2,817	-	9,095

Interest expense, net	-	5,258	774	-	6,032
Income before income taxes	-	1,020	2,043	-	3,063

Provision for income taxes	-	306	-	-	306
Income before equity in income of consolidated subsidiaries	-	714	2,043	-	2,757

Equity in income of consolidated subsidiaries	2,757	2,043	-	(4,800)	-

Net income	$2,757	$2,757	$2,043	$(4,800)	$2,757

INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
(Amounts in thousands)

	PARENT
	COMPANY	GUARANTOR	NON-GUARANTOR
	ONLY	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES:
Net income	$4,967	$4,967	$1,983	$(6,950)	$4,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	-	6,857	1,426		8,283
Equity in income of consolidated subsidiaries	(4,967)	(1,983)	-	6,950	-
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables	-	352	(66)	-	286
Intercompany receivables, net	5,058	(2,773)	(2,285)	-	-
Other current assets	-	(2,088)	(66)	-	(2,154)
Accounts payable and other accrued expenses	-	2,541	9	-	2,550
Net cash provided by operating activities	5,058	7,873	1,001	-	13,932

INVESTING ACTIVITIES:
Additions to property and equipment	-	(13,209)	(969)	-	(14,178)
Other	-	(1,036)	-	-	(1,036)
Net cash used in investing activities	-	(14,245)	(969)	-	(15,214)

FINANCING ACTIVITIES:
Proceeds from stock options and warrants exercised	145	-	-	-	145
Principal payments of debt and capital lease obligations	(5,203)	(3,058)	(186)	-	(8,447)
Other	-	30	(16)	-	14
Net cash used in financing activities	(5,058)	(3,028)	(202)	-	(8,288)

DECREASE IN CASH AND CASH EQUIVALENTS	-	(9,400)	(170)	-	(9,570)

CASH AND CASH EQUIVALENTS:
Cash, beginning of period	-	19,921	3,333	-	23,254
Cash, end of period	$-	$10,521	$3,163	$-	$13,684

INSIGHT HEALTH SERVICES CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
(Amounts in thousands)

	PARENT
	COMPANY	GUARANTOR	NON-GUARANTOR
	ONLY	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES:
Net income	$2,757	$2,757	$2,043	$(4,800)	$2,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	-	9,100	1,240	-	10,340
Equity in income of consolidated subsidiaries	(2,757)	(2,043)	-	4,800	-
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables	-	(3,299)	(2,210)	-	(5,509)
Intercompany receivables, net	4,517	(5,208)	691	-	-
Other current assets	-	(261)	24	-	(237)
Accounts payable and other accrued expenses	-	148	110	-	258
Net cash provided by operating activities	4,517	1,194	1,898	-	7,609

INVESTING ACTIVITIES:
Additions to property and equipment	-	(11,359)	(1,110)	-	(12,469)
Other	-	140	-	-	140
Net cash used in investing activities	-	(11,219)	(1,110)	-	(12,329)

FINANCING ACTIVITIES:
Proceeds from stock options and warrants exercised	81	-	-	-	81
Principal payments of debt and capital lease obligations	(4,598)	(2,791)	(123)	-	(7,512)
Other	-	115	171	-	286
Net cash provided by (used in) financing activities	(4,517)	(2,676)	48	-	(7,145)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(12,701)	836	-	(11,865)

CASH AND CASH EQUIVALENTS:
Cash, beginning of period	-	25,375	1,758	-	27,133
Cash, end of period	$-	$12,674	$2,594	$-	$15,268

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ACQUISITION AND RELATED FINANCING TRANSACTIONS

On October 17, 2001, the Company merged with a wholly-owned subsidiary of InSight Health Services Holdings Corp. (InSight Holdings).The Company was the surviving corporation and became a wholly-owned subsidiary of InSight Holdings.  The Company is deemed to be the predecessor for future reporting purposes.  J.W. Childs Equity Partners II (Childs) and an affiliate own approximately 80% of the outstanding common stock of InSight Holdings and Halifax Capital Partners (Halifax) and an affiliate own approximately 20% of the outstanding common stock of InSight Holdings.  In addition, certain members of senior management rolled over a portion of their Company stock options into stock options of InSight Holdings at the consummation of the acquisition.  Upon consummation of the acquisition, each of the Company’s stockholders became entitled to receive $18.00 in cash for each share of Company common stock that they owned prior to the acquisition.  Holders of options and warrants, which prior to the acquisition were exercisable for Company common stock, received the difference between $18.00 and the exercise price for each share of common stock the holder could have acquired pursuant to the terms of the options or warrants, and the options and warrants were terminated.  This resulted in a charge of approximately $19.7 million, which will be reflected in the second quarter of fiscal 2002.  The Company’s stockholders, option holders and warrant holders immediately prior to the acquisition became entitled to receive aggregate cash consideration of approximately $187.7 million as a result of the acquisition.

Concurrently with the acquisition, the Company (i) repurchased by tender offer all of its 9 5/8% senior subordinated notes due 2008 (Existing Notes) in an aggregate principal amount of $100 million, (ii) repaid its then outstanding senior credit facilities and certain other indebtedness and (iii) paid fees and expenses relating to the acquisition and related financing transactions.  The Company will record an extraordinary loss on extinguishment of existing indebtedness of approximately $20.0 million in the second quarter of fiscal 2002.

These transactions were financed through:

•         Borrowings of $150 million under $275 million of new senior credit facilities (New Credit Facilities);

•         A $200 million senior subordinated bridge financing;

•         The investment by Childs, Halifax and certain of their affiliates of $98.1 million; management options and common stock rollover with a total net value of approximately $1.9 million; and

•         Cash of approximately $3.9 million

The acquisition will be accounted for as a purchase of the Company by Insight Holdings.  As such, the recorded amounts of the Company's assets and liabilities will change significantly as a result of the application of purchase accounting.  Management is currently in the process of evaluating the appropriate purchase accounting adjustment.

On October 30, 2001, the Company issued new 9 7/8% senior subordinated notes due 2011 (New Notes) in the aggregate principal amount of $225 million.  The net proceeds from the issuance of the New Notes was approximately $211.5 million, $200 million of which was used to retire in full the senior subordinated bridge financing and the balance of which is being used for general corporate purposes.  The Company will record an extraordinary loss on extinguishment of the senior subordinated bridge financing of approximately $7.8 million in the second quarter of fiscal 2002.

ACQUISITIONS

The Company's objective is to be the leading provider of outsourced diagnostic imaging services in its target markets by further developing and expanding its regional diagnostic imaging networks that emphasize quality of care, produce cost–effective diagnostic information and provide superior service and convenience to its customers.  The strategy is focused on three components.   Firstly, the Company intends to maximize utilization of its existing facilities by (i) broadening its physician referral base and generating new sources of revenues through selective marketing activities; (ii) focusing its marketing efforts on attracting additional managed care customers; (iii) adding new modalities such as CT, ultrasound and bone densitometry at its existing facilities to realize economies of scale and increase overall procedure volume; (iv) expanding current imaging applications of existing modalities to increase overall procedure volume; (v) focusing on its ability to convert developing Mobile Facilities to Fixed Facilities; and (vi) maximizing cost efficiencies through increased purchasing power and by continued reduction of expenses.

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

Finally, the Company intends to continue to increase its market presence in its existing regional markets where it can increase economies of scale or new markets where it believes it can establish a strong regional network, through disciplined and strategic acquisitions.  The Company believes it is well positioned to capitalize on the ongoing consolidation of the imaging industry.  The Company believes that the expansion of its business through such acquisitions is a key factor in improving profitability.  Generally, acquisition opportunities are aimed at increasing revenues and operating income, and maximizing utilization of existing capacity and increasing economies of scale.  Incremental operating income resulting from future acquisitions will vary depending on geographic location, whether facilities are Mobile or Fixed, the range of services provided and the Company's ability to integrate the acquired businesses into its existing infrastructure.  Since 1996, the Company has completed 12 acquisitions.  No assurance can be given, however, that the Company will be able to identify suitable acquisition candidates and thereafter complete such acquisitions on terms acceptable to the Company.   In connection with the acquisition and related financing transactions discussed above, the Company has a $75 million delayed draw term loan facility available to pursue acquisition opportunities.  As of November 9, 2001, there were no borrowings under this facility.

In fiscal 2001, the Company opened in the Western Division a radiology co-source outpatient Fixed Facility in Marina Del Rey, California, which was financed with internally generated funds and a capital lease from General Electric Company (GE); and in the Eastern Division a PET Fixed Facility in Louisville, Kentucky, which was financed with outside financing.

In fiscal 2002, the Company opened in the Eastern Division a radiology co-source outpatient Fixed Facility in Largo, Florida, which is expected to be financed with outside financing.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company operates in a capital intensive, high fixed cost industry that requires significant amounts of working capital to fund operations, particularly the initial start-up and development expenses of new operations; and yet is constantly under external pressure from both customers and competitors to contain costs and reduce prices.

In connection with the acquisition, the Company entered into New Credit Facilities with Bank of America, N.A. and a syndication of other lenders consisting of (i) a $150 million seven year term loan B, (ii) a $75 million seven year delayed-draw term loan facility, and (iii) a $50 million six year revolving credit facility.  The entire $150 million term loan B from the New Credit Facilities was used to consummate the acquisition.  Borrowings under the New Senior Credit Facilities bear interest at LIBOR plus 3.5%.  The Company is required to pay an annual unused facility fee of between 0.5% and 2.0%, payable quarterly, on unborrowed amounts under both facilities.  The Company expects to use the delayed-draw facility, which is available through the second anniversary of the consummation of the acquisition, to fund future acquisitions and capital expenditures. The Company expects to use the revolving credit facility primarily to fund its future working capital needs.

The New Credit Facilities contain various restrictive covenants which prohibit the Company from prepaying other indebtedness, including the New Notes, and require the Company to maintain specified financial ratios and satisfy financial condition tests.  In addition, the New Senior Credit Facilities prohibit the Company from declaring or paying any dividends and prohibit it from making any payments with respect to the New Notes if the Company fails to perform its obligations under, or fails to meet the conditions of, the New Credit Facilities or if payment creates a default under the New Credit Facilities.

In addition to the indebtedness under the New Credit Facilities, the Company issued $225 million aggregate principal amount of the New Notes in a private placement exempt from registration under the Securities Act of 1933, as amended.  The indenture governing the New Notes among other things, (i) restricts the ability of the Company and certain subsidiaries, including the guarantors of the New Notes, to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates, (ii) places certain restrictions on the ability of certain subsidiaries, including the guarantors of the New Notes, to pay dividends or make certain payments to the Company, and (iii) places restrictions on the ability of the Company and certain subsidiaries, including the guarantors of the New Notes, to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of  the Company.  The Company intends to register notes having substantially identical terms as the New Notes with the SEC on a registration statement on Form S-4.

Net cash provided by operating activities was approximately $13.9 million for the three months ended September 30, 2001.  Cash provided by operating activities resulted primarily from net income before depreciation and amortization (approximately $13.3 million), an increase in accounts payable and other accrued expenses (approximately $2.6 million) and a decrease in trade accounts receivables, net (approximately $0.3 million), partially offset by an increase in other current assets (approximately $2.2 milion)..

Net cash used in investing activities was approximately $15.2 million for the three months ended September 30, 2001.  Cash used in investing activities resulted primarily from the Company purchasing or upgrading diagnostic imaging equipment at its existing facilities (approximately $14.2 million).

Net cash used in financing activities was approximately $8.3 million for the three months ended September 30, 2001, resulting primarily from principal payments of debt and capital lease obligations (approximately $8.4 million).

The Company has committed to purchase or lease in connection with the development of new Fixed and Mobile Facilities and replacement or upgrades of diagnostic imaging equipment at Centers, Fixed and Mobile Facilities, at an aggregate cost of approximately $26.3 million, 19 diagnostic imaging systems for delivery through January 2002.  The Company expects to use either internally generated funds or leases from GE and others to finance the purchase of such equipment.  The Company may purchase, lease or upgrade other diagnostic imaging systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new Centers, Fixed and Mobile Facilities are developed in accordance with the Company's business strategy.

In addition, in connection with the implementation of the electronic transaction, security and privacy standards mandated by the Health Insurance Portability And Accountability Act (HIPAA), the Company expects to spend approximately $1.5 million to make necessary software upgrades to its radiology information system to make the system compliant with HIPAA transaction standards by late 2002 and with the privacy standards by 2003.

The Company believes that, based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity, will be sufficient through September 30, 2002 to fund anticipated capital expenditures and make required payments of principal and interest on its debt, including payments due on the New Notes and obligations under the New Credit Facilities.   In addition, the Company continually evaluates potential acquisitions and expects to fund such acquisitions from its available sources of liquidity, as discussed above.  The Company's acquisition strategy may require sources of capital in addition to that currently available to the Company.   No assurance can be given that such necessary additional funds will be available to the Company on terms acceptable to the Company or at all.

RESULTS OF OPERATIONS

For the three months ended September 30, 2001 and 2000, the Company has focused on the results of operations through the division of its diagnostic imaging business into two geographical regions of the United States: Western and Eastern Divisions.  The Company has divided its operations into two Divisions only for the purposes of the separation of internal management responsibilities and does not focus on each of these Divisions as a separate business or make financial decisions as if they are separate businesses.  Each Division provides diagnostic imaging services and generates both contract services and patient services revenues.  In addition, resources are allocated by the Company on an overall basis to each Division to maximize returns on investment.

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

REVENUES:  Revenues increased approximately 1.7% from approximately $52.2 million for the three months ended September 30, 2000, to approximately $53.1 million for the three months ended September 30, 2001.  This increase was due primarily to the opened Fixed Facilities discussed above (approximately $0.5 million) and an increase patient services revenues (approximately $2.0 million) at existing facilities, partially offset by a decrease in contract services and other revenues (approximately $1.6 million) at existing facilities.  Revenues for the Eastern and Western Division represented approximately 60% and 36%, respectively, of total revenues for the three months ended September 30, 2001.  However, the percentages will be affected by future acquisitions and the establishment of Centers, Fixed and Mobile Facilities.

Contract services revenues decreased approximately 5.7% from approximately $26.3 million for the three months ended September 30, 2000, to approximately $24.8 million for the three months ended September 30, 2001.  The decrease was due to the loss of certain high volume contracts which were replaced by contracts which initially have lower volumes.  Contract services revenues for the Eastern and Western Division represented approximately 88% and 5%, respectively, of contract services revenues for the three months ended September 30, 2001.  However, the percentages will be affected by future acquisitions and the establishment of Centers, Fixed and Mobile Facilities.

Contract services revenues, primarily earned by the Company's Mobile Facilities, represented approximately 47% of total revenues for the three months ended September 30, 2001.  Each year approximately one–quarter to one–third of the contract services agreements for Mobile Facilities are subject to renewal.  It is expected that some high volume customer accounts will elect not to renew their contracts and instead will purchase or lease their own diagnostic imaging equipment and some customers may choose an alternative services provider.  In the past, when such contracts have not been renewed, the Company has been able to obtain replacement contracts.  While some replacement accounts have initially been smaller than the lost accounts, such replacement accounts' revenues have generally increased over the term of the contract; however, new and renewal contracts may not offset revenues from customers electing not to renew their contracts with the Company.  No single source accounts for more than 10% of the Company's total revenues.  The nonrenewal of a single customer contract would not have a material impact on the Company's contract services revenues, although non–renewal of several contracts could have a material impact on contract services revenues.

As a result of the implementation of the new Outpatient Prospective Patient System (OPPS) for outpatient services, effective August 1, 2000 Medicare began paying hospitals for outpatient services based on ambulatory payment classification (APC) groups rather than on a hospital’s costs. Each APC has been assigned a payment weight by the Centers for Medicare and Medicaid Services (CMS). Under the new OPPS, the payment due a hospital for performing an outpatient service will be an amount based on the APC weight, a dollar based conversion factor, a geographic adjustment factor to account for area labor cost differences and any other adjustments applicable to the hospital or case. Because the new OPPS appeared to have a severe adverse economic effect on hospitals, Congress enacted additional legislation in the Balanced Budget Refinement Act of 1999 (BBA) to ease such effect through 2003. Under the BBA, hospitals may receive additional payments for new technologies, transitional pass-through for innovative medical devices, drugs and biologics, outlier adjustments and transitional payment corridors. In addition, the Benefits Improvement and Protection Act of 2000 included certain provisions requiring CMS to revise the APCs to separate contrast-enhanced diagnostic imaging procedures from those that are not contrast-enhanced, and payment for unenhanced diagnostic procedures may be reduced as a result of implementation of these provisions. On August 21, 2001, CMS published proposed changes to hospital OPPS rates, effective January 1, 2002, which reduce payment for unenhanced diagnostic procedures but increase payment for enhanced diagnostic procedures.

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

Patient services revenues, primarily earned by the Company's Fixed Facilities and Centers, represented approximately 53% of total revenues for the three months ended September 30, 2001.  Patient services revenues increased approximately 9.7% from approximately $25.7 million for the three months ended September 30, 2000, to approximately $28.2 million for the three months ended September 30, 2001.  This increase was due primarily to the acquisitions and opened Fixed Facilities discussed above (approximately $0.5 million) and an increase in revenues at existing facilities (approximately $2.0 million). The increase at existing facilities was due to higher utilization (approximately 7%), and a nominal increase in reimbursement from third-party payors.  Patient services revenues for the Eastern and Western Division represented approximately 35% and 64%, respectively, of patient services revenues for the three months ended September 30, 2001.  However, the percentages will be affected by future acquisitions and the establishment of Centers, Fixed and Mobile Facilities.  The Company believes its patient services revenues received from Medicare will not be materially impacted by the new OPPS because it primarily operates freestanding Fixed Facilities and Centers which are unaffected thereby.

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

COSTS OF OPERATIONS:  Costs of operations decreased approximately 5.9% from approximately $40.5 million for the three months ended September 30, 2000, to approximately $38.1 million for the three months ended September 30, 2001.  This decrease was due primarily to the elimination of amortization as a result of the adoption of SFAS 142 discussed below (approximately $1.4 million), and reduced costs at existing facilities (approximately $1.4 million), partially offset by costs related to the opened Fixed Facilities discussed above (approximately $0.4 million). The decrease at existing facilities was due primarily to reduced supply, vehicle operations and depreciation costs, partially offset by increased salary and benefits.

Costs of operations, as a percentage of total revenues, decreased to approximately 71.7% for the three months ended September 30, 2001 from approximately 77.7% for the three months ended September 30, 2000.  The percentage decrease is primarily due to the elimination of goodwill amortization (discussed below) and reduced costs in equipment lease, equipment maintenance, occupancy, consulting and communications costs, partially offset by higher salary and benefit costs.  The Company is continuing to improve operating efficiencies through cost reduction initiatives.  The cost reduction initiatives are focused primarily on costs for diagnostic imaging equipment, including lease, depreciation and maintenance, occupancy, marketing and salary and benefits.

CORPORATE OPERATING EXPENSES:  Corporate operating expenses decreased approximately 3.7% from approximately $2.70 million for the three months ended September 30, 2000, to approximately $2.66 million for the three months ended September 30, 2001. The decrease was due primarily to reduced salary and benefits associated with the Company's acquisition and development activities, consulting and travel costs, partially offset by additional information systems costs.   Corporate operating expenses, as a percentage of total revenues, decreased from approximately 5.2% for the three months ended September 30, 2000, to approximately 5.0% for the three months ended September 30, 2001.

INTEREST EXPENSE, NET:  Interest expense, net decreased approximately 11.7% from approximately $6.0 million for the three months ended September 30, 2000, to approximately $5.3 million for the three months ended September 30, 2001.  This decrease was due to principal payments of long-term debt and a reduction in the Company’s effective interest rate on its variable rate debt.

PROVISION FOR INCOME TAXES:  For the three months ended September 30, 2001, the effective tax rate increased to approximately 33% from approximately 10% for the three months ended September 30, 2000, primarily as a result of recognizing in fiscal 2001 the benefits from previously unused net operating loss carry forwards.  At the beginning of each fiscal year, the Company estimates its effective tax rate for the fiscal year.  In addition, the Company periodically reviews the effective tax rate in light of certain factors, including actual operating income, acquisitions completed and new facilities opened, and the effects of benefits from the Company's net operating loss carry forwards.  This review may result in an increase or decrease in the effective tax rate during the fiscal year.  The Company expects its effective tax rate will continue to increase in the future as previously unused net operating loss carryforwards are used.

EBITDA:  Earnings before interest, taxes, depreciation and amortization (EBITDA) increased approximately 8.2% from approximately $19.4 million for the three months ended September 30, 2000, to approximately $21.0 million for the three months ended September 30, 2001.  This increase was primarily due to lower costs of services as a result of the cost reduction initiatives described above.  EBITDA for the Western Division increased approximately 33.9% from approximately $6.2 million for the three months ended September 30, 2000 to approximately $8.3 million for the three months ended September 30, 2001.  EBITDA for the Eastern Division decreased approximately 7.8% from approximately $16.7 million for the three months ended September 30, 2000 to approximately $15.4 million for the three months ended September 30, 2001.  The reduction in EBITDA in the Eastern Division is due primarily to the reduction in contract services revenues discussed above and to start-up costs relating to five Mobile PET Facilities.

INCOME PER COMMON AND PREFERRED SHARE:  On a diluted basis, net income per common and preferred share was $0.49 for the three months ended September 30, 2001, compared to net income per common and preferred share of $0.29 for the three months ended September 30, 2000.  The increase in net income per common and preferred share is the result of (i) increased income from company operations, (ii) an increase in earnings from unconsolidated partnerships and (iii) reduced interest expense, partially offset by an increase in provision for income taxes.

NEW PRONOUNCEMENTS

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

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets."  SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets."  SFAS 142 addresses, among other things, how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  Goodwill is no longer be amortized but is assessed at least annually for impairment using a fair value methodology.  The Company adopted SFAS 142 for all goodwill and other intangible assets acquired after June 30, 2001 and for all existing goodwill and other intangible assets beginning July 1, 2001.  As a result of the adoption of SFAS 142 on July 1, 2001 the Company ceased recording annual goodwill amortization of approximately $5.4 million.  For the year ending June 30, 2002, SFAS 142 also changes the methodology and potential timing of impairment charges; however, the effect of these charges (if any) cannot be determined at this time.  Under the transition arrangements of SFAS 142, the Company is required to complete a preliminary evaluation of impairment charges by December 31, 2001 and recognize the effects of any impairment charges prior to June 30, 2002.  Such amounts would be recorded as a cumulative effect of a change in accounting principle, effective in the first quarter of fiscal 2002.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 141 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. The Company does not expect the adoption of SFAS 144 to have a material impact on the Company’s financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company provides its services in the United States and receives payment for its services exclusively in United States dollars.  Accordingly, the Company's business is unlikely to be affected by factors such as changes in foreign market conditions or foreign currency exchange rates.

The Company's market risk exposure relates primarily to interest rates, where the Company will periodically use interest rate swaps to hedge variable interest rates on long-term debt under its New Credit Facilities.  The Company does not engage in activities using complex or highly leveraged instruments.

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

At September 30, 2001, the Company had outstanding long-term debt of approximately $65.5 million, which has floating rate terms.  The Company had outstanding an interest rate swap, converting $36.0 million of its floating rate debt to fixed rate debt.  Under the terms of the interest rate swap agreement, the Company is exposed to credit loss in the event of nonperformance by the swap counterparty; however, the Company does not anticipate nonperformance by the counterparty.

PART II  -  OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

There are none.

(b)	Reports on Form 8-K

There are none.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSIGHT HEALTH SERVICES CORP.

/S/ Steven T. Plochocki
Steven T. Plochocki, President and Chief Executive Officer

/S/ Thomas V. Croal
Thomas V. Croal, Executive Vice President and Chief Financial Officer

November 14, 2001