Form 10-Q
period 2001-12-31
INSIGHT HEALTH SERVICES CORP
filed 2002-02-14
CIK 1012697

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-28622

INSIGHT HEALTH SERVICES HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware	04-3570028
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4400 MacArthur Blvd., Suite 800, Newport Beach, CA	92660
(Address of principal executive offices)	(Zip code)

(949) 476-0733
(Registrant's telephone number including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / /    No /x/

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 5,461,402 shares of Common Stock as of February 8, 2002.

The number of pages in this Form 10-Q is 38.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

INDEX

		Page Number
PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets as of December 31, 2001 and June 30, 2001 (unaudited)	3
	Condensed Consolidated Statements of Operations for the six months ended December 31, 2001, the period from July 1, 2001 through October 17, 2001, and the six months ended December 31, 2000 (unaudited)	4
	Condensed Consolidated Statements of Operations for the three months ended December 31, 2001, the period from October 1, 2001 through October 17, 2001, and the three months ended December 31, 2000 (unaudited)	5
	Condensed Consolidated Statements of Stockholders' Equity for the period from July 1, 2001 through October 17, 2001, and the six months ended December 31, 2001 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2001, the period from July 1, 2001 through October 17, 2001, and the six months ended December 31, 2000 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements	8-25

	In accordance with SEC Rule 3-10 of Regulation S-X, the condensed consolidated financial statements of InSight Health Services Holdings Corp. (the "Company") are included herein and separate financial statements of InSight Health Services Corp. ("InSight"), the Company's wholly owned subsidiary, and InSight's subsidiary guarantors are not included. Condensed financial data for InSight and its subsidiary guarantors is included in Note 12 to the Condensed Consolidated Financial Statements.
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26-35
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35
PART II. OTHER INFORMATION		37
SIGNATURES		38

ITEM 1.    FINANCIAL STATEMENTS

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in Thousands, Except Share Data)

	Company	Predecessor
	December 31, 2001	June 30, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,891	$23,254
Trade accounts receivables, net	41,687	43,355
Other current assets	9,748	8,379

Total current assets	74,326	74,988
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $7,335 and $87,964, respectively	158,161	148,255
INVESTMENTS IN PARTNERSHIPS	1,924	1,783
OTHER ASSETS	21,393	6,828
OTHER INTANGIBLE ASSETS, net	19,460	—
GOODWILL, net	215,299	89,202

	$490,563	$321,056

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of equipment, capital leases and other notes	$3,196	$33,862
Accounts payable and other accrued expenses	27,228	24,335

Total current liabilities	30,424	58,197

LONG-TERM LIABILITIES:
Equipment, capital leases and other notes, less current portion	376,547	194,391
Other long-term liabilities	3,073	2,997

Total long-term liabilities	379,620	197,388

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 3,500,000 shares authorized:
Convertible Series B preferred stock, 25,000 shares outstanding at June 30, 2001	—	23,923
Convertible Series C preferred stock, 27,953 shares outstanding at June 30, 2001	—	13,173
Common stock, $.001 par value, 10,000,000 shares authorized, 5,461,402 shares issued and outstanding at December 31, 2001	5	—
Common stock, $.001 par value, 25,000,000 shares authorized, 3,011,656 shares issued and outstanding at June 30, 2001	—	3
Additional paid-in capital	87,566	23,926
Accumulated other comprehensive income	127	—
Retained earnings (accumulated deficit)	(7,179)	4,446

Total stockholders' equity	80,519	65,471

	$490,563	$321,056

The accompanying notes are an integral part of these condensed consolidated balance sheets.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in Thousands)

	Company	Predecessor	Predecessor
	Six Months Ended December 31, 2001	Period from July 1 to October 17, 2001	Six Months Ended December 31, 2000
REVENUES:
Contract services	$21,060	$29,767	$52,168
Patient services	21,946	33,693	51,503
Other	105	218	343

Total revenues	43,111	63,678	104,014

COSTS OF OPERATIONS:
Costs of services	23,149	32,197	53,646
Provision for doubtful accounts	730	1,110	1,672
Equipment leases	1,501	2,557	4,637
Depreciation and amortization	7,823	9,823	20,936

Total costs of operations	33,203	45,687	80,891

Gross profit	9,908	17,991	23,123
CORPORATE OPERATING EXPENSES	2,129	3,184	5,277

Income from company operations	7,779	14,807	17,846
EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	110	382	425
ACQUISITION RELATED COMPENSATION CHARGE	—	(15,616)	—

Operating income (loss)	7,889	(427)	18,271
INTEREST EXPENSE, net	7,690	6,321	11,907

Income (loss) before income taxes	199	(6,748)	6,364
PROVISION (BENEFIT) FOR INCOME TAXES	—	(2,100)	636

Income (loss) before extraordinary item	199	(4,648)	5,728
EXTRAORDINARY ITEM—Loss on debt extinguishment	(7,378)	—	—

Net income (loss)	$(7,179)	$(4,648)	$5,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in Thousands)

	Company	Predecessor	Predecessor
	Three Months Ended December 31, 2001	Period from October 1 to October 17, 2001	Three Months Ended December 31, 2000
REVENUES:
Contract services	$21,060	$4,981	$25,889
Patient services	21,946	5,528	25,792
Other	105	52	113

Total revenues	43,111	10,561	51,794

COSTS OF OPERATIONS:
Costs of services	23,149	5,488	26,562
Provision for doubtful accounts	730	179	839
Equipment leases	1,501	408	2,345
Depreciation and amortization	7,823	1,541	10,596

Total costs of operations	33,203	7,616	40,342

Gross profit	9,908	2,945	11,452
CORPORATE OPERATING EXPENSES	2,129	524	2,575

Income from company operations	7,779	2,421	8,877
EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	110	48	299
ACQUISITION RELATED COMPENSATION CHARGE	—	(15,616)	—

Operating income (loss)	7,889	(13,147)	9,176
INTEREST EXPENSE, net	7,690	985	5,875

Income (loss) before income taxes	199	(14,132)	3,301
PROVISION (BENEFIT) FOR INCOME TAXES	—	(4,517)	330

Income (loss) before extraordinary item	199	(9,615)	2,971
EXTRAORDINARY ITEM—Loss on debt extinguishment	(7,378)	—	—

Net income (loss)	$(7,179)	$(9,615)	$2,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

(Amounts in Thousands, Except Share Data)

	Preferred Stock
	Series B		Series C		Series D		Common Stock
									Additional Paid-In Capital	Other Comprehensive Loss	Retained Earnings (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Total
Predecessor
BALANCE AT JUNE 30, 2001	25,000	$23,923	27,953	$13,173	—	$—	3,011,656	$3	$23,926	$—	$4,446	$65,471
Stock options and warrants exercised	—	—	—	—	—	—	13,911	—	145	—	—	145
Conversion of Series B and Series C to Series D Preferred Stock	(25,000)	(23,923)	(27,953)	(13,173)	632,266	37,096	—	—	—	—	—	—
Conversion of Series D Preferred Stock to common stock	—	—	—	—	(632,266)	(37,096)	6,323,660	62	37,034	—	—	—
Acquisition related compensation charge	—	—	—	—	—	—	—		15,616	—	—	15,616
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(682)	—	(682)
Net loss	—	—	—	—	—	—	—	—	—	—	(4,648)	(4,648)

BALANCE AT OCTOBER 17, 2001	—	$—	—	$—	—	$—	9,349,227	$65	$76,721	$(682)	$(202)	$75,902

							Common Stock
									Additional Paid-In Capital	Other Comprehensive Income	Accumulated Deficit
							Shares	Amount				Total
Company
BALANCE AT JUNE 30, 2001							—	$—	$—	$—	$—	$—
Sale of common stock, net of equity issuance costs							5,461,402	5	85,871	—	—	85,876
Issuance of stock options							—	—	1,695	—	—	1,695
Other comprehensive income							—	—	—	127	—	127
Net loss							—	—	—	—	(7,179)	(7,179)

BALANCE AT DECEMBER 31, 2001							5,461,402	$5	$87,566	$127	$(7,179)	$80,519

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in Thousands)

	Company	Predecessor	Predecessor
	Six Months Ended December 31, 2001	Period from July 1 to October 17, 2001	Six Months Ended December 31, 2000
OPERATING ACTIVITIES:
Net income (loss)	$(7,179)	$(4,648)	$5,728
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary loss on debt extinguishment	7,378	—	—
Acquisition related compensation charge	—	15,616	—
Depreciation and amortization	7,823	9,823	20,936
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables, net	4,046	(2,378)	(4,096)
Other current assets	(1,102)	(3,616)	(741)
Accounts payable and other accrued expenses	351	23	(2,834)

Net cash provided by operating activities	11,317	14,820	18,993

INVESTING ACTIVITIES:
Purchase of InSight common stock	(187,722)	—	—
Cash acquired in the acquisition	8,429	—	—
Additions to property and equipment	(11,436)	(20,852)	(18,642)
Other	(634)	(740)	(273)

Net cash used in investing activities	(191,363)	(21,592)	(18,915)

FINANCING ACTIVITIES:
Proceeds from stock options exercised	—	145	89
Proceeds from sale of common stock, net of equity issuance costs	85,876	—	—
Payment of deferred loan fees	(27,594)	—	—
Principal payments of debt and capital lease obligations	(430,040)	(8,579)	(15,074)
Proceeds from issuance of debt	575,000	—	2,500
Other	(305)	381	421

Net cash provided by (used in) financing activities	202,937	(8,053)	(12,064)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,891	(14,825)	(11,986)
Cash, beginning of period	—	23,254	27,133

Cash, end of period	$22,891	$8,429	$15,147

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$3,553	$6,799	$11,000

Income taxes paid	$14	$943	$199

Equipment additions under capital leases	$—	$—	$7,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.    ORGANIZATION AND ACQUISITION

        InSight Health Services Holdings Corp. (Company), a Delaware corporation, was incorporated on June 13, 2001 under the name JWC/Halifax Holdings Corp. The Company was funded through an equity contribution from J.W. Childs Equity Partners II, Halifax Capital Partners and certain of their affiliates. On June 29, 2001, the Company's name was changed to InSight Health Services Holdings Corp. The Company and its former wholly owned subsidiary, InSight Health Services Acquisition Corp. (Acquisition Corp.) were created to acquire all the outstanding shares of InSight Health Services Corp. (InSight).

        On October 17, 2001, the Company acquired InSight pursuant to an agreement and plan of merger dated June 29, 2001, as amended, among the Company, Acquisition Corp. and InSight (the Acquisition). Acquisition Corp. was merged with and into InSight, with InSight being the surviving corporation. The operations of the Company after the Acquisition are substantially the same as the operations of InSight prior to the Acquisition. In addition, the Company has no operations other than its investment in InSight. As such, InSight is considered the predecessor to the Company in accordance with Regulation S-X.

        At the effective time of the Acquisition, InSight became a wholly owned subsidiary of the Company. Pursuant to the terms of the merger agreement, each of InSight's stockholders received $18.00 in cash for each share of common stock they owned prior to the Acquisition. Holders of options and warrants, which prior to the Acquisition were exercisable for InSight common stock, received the difference between $18.00 and the exercise price of each share of common stock the holder could have acquired pursuant to the terms of the options and warrants, and the options and warrants were terminated. This resulted in a charge of approximately $15.6 million, which is reflected in the accompanying statement of operations of InSight. In addition, certain members of senior management rolled a portion of their InSight common stock options into stock options of the Company. InSight's stockholders, option holders and warrant holders received aggregate cash consideration of approximately $187.7 million as a result of the Acquisition.

        Concurrently with the Acquisition, InSight (i) repurchased by tender offer all of its 9 5/8% senior subordinated notes due 2008 in an aggregate principal amount of $100 million, (ii) repaid its then outstanding senior credit facilities and certain other indebtedness and (iii) paid fees and expenses relating to the Acquisition and related financing transactions.

        These transactions were financed through:

  •
  Borrowings of $150 million under $275 million of new senior credit facilities;

  •
  A $200 million senior subordinated bridge financing; and

  •
  The investment by the Company, before equity issuance costs, of approximately $98.1 million; management options and common stock rollover with a total net value of approximately $1.9 million.

2.    BASIS OF PREPARATION

        The accompanying unaudited condensed consolidated balance sheet as of December 31, 2001, the unaudited condensed consolidated statements of operations and cash flows for the six and three months ended December 31, 2001, reflect the consolidated financial position, results of operations and cash flows of the Company and also include the consolidated financial position, statements of operations and cash flows of InSight from the date of the Acquisition and include all material adjustments required under purchase accounting. InSight is considered the predecessor to the Company in accordance with

Regulation S-X. As such, the historical financial statements of InSight prior to the Acquisition are included in the accompanying unaudited condensed consolidated financial statements, including the condensed consolidated balance sheet as of June 30, 2001, the condensed consolidated statements of operations for the periods from July 1, 2001 to October 17, 2001, and from October 1, 2001 to October 17, 2001, and for the six and three months ended December 31, 2000, and the condensed consolidated statements of cash flows for the period from July 1, 2001 to October 17, 2001 and for the six months ended December 31, 2000 (collectively Predecessor financial statements). The Predecessor financial statements have not been adjusted to reflect the acquisition of InSight by the Company. As such, the condensed consolidated financial statements of the Company after the Acquisition are not directly comparable to the Predecessor financial statements prior to the Acquisition.

        Unaudited combined results of the Company assuming the Acquisition had occurred as of July 1, 2001 are presented below. These combined results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been, and may not be indicative of future operating results (in thousands):

	Six Months Ended December 31,		Three Months Ended December 31,
	2001	2000	2001	2000
	(unaudited)		(unaudited)
Revenues	$106,789	$104,014	$53,672	$51,794
Costs of operations	78,890	80,891	40,819	40,342

Gross profit	27,899	23,123	12,853	11,452
Corporate operating expenses	5,313	5,277	2,653	2,575

Income from company operations	22,586	17,846	10,200	8,877
Equity in earnings of unconsolidated partnerships	492	425	158	299
Acquisition related compensation charge	(15,616)	—	(15,616)	—

Operating income (loss)	7,462	18,271	(5,258)	9,176
Interest expense	14,011	11,907	8,675	5,875

Income (loss) before income taxes	(6,549)	6,364	(13,933)	3,301
Provision (benefit) for income taxes	(2,100)	636	(4,517)	330

Income (loss) before extraordinary item	$(4,449)	$5,728	$(9,416)	$2,971

3.    PURCHASE ACCOUNTING

        The Acquisition was accounted for as a purchase by the Company. The preliminary purchase accounting adjustments of the Company have been recorded in the accompanying unaudited condensed consolidated financial statements as of and for any periods subsequent to October 17, 2001. The excess purchase price paid by the Company over its preliminary estimates of the fair market value of the tangible assets and liabilities of InSight as of the date of the Acquisition was approximately $233.5 million and is reflected as Goodwill, net and Other Intangible Assets, net in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2001. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," the new intangible asset balance has been allocated between identifiable intangible assets and remaining goodwill. Goodwill will not be amortized but is subject to an ongoing assessment for impairment. The determination of the fair value of assets and liabilities at the Acquisition date as well as the identification of other intangible assets is continuing, and the final allocation may be significantly different. A summary of the assets acquired and liabilities assumed in the Acquisition follows (amounts in thousands):

Cash purchase price	$187,722
Estimated fair values
Assets acquired:
Tangible	393,487
Other intangible assets	19,860
Liabilities assumed	(385,770)

Goodwill	$215,299

        The net book value of other intangible assets and their estimated useful lives are as follows (amounts in thousands):

Trademark	$8,680	Indefinite Life
Contracts	$11,180	5 years

4.    NATURE OF BUSINESS

        The Company, through InSight and its consolidated subsidiaries, provides diagnostic imaging, treatment and related management services in 28 states throughout the United States. The Company has two reportable segments: Eastern Division and Western Division. The Company's services are provided through a network of 83 mobile magnetic resonance imaging (MRI) facilities, six mobile positron emission tomography (PET) facilities, four mobile lithotripsy facilities (collectively, Mobile Facilities), 40 fixed-site MRI facilities (Fixed Facilities), 27 multi-modality imaging centers (Centers), one Leksell Stereotactic Gamma Knife treatment center, one PET Fixed Facility, and one radiation oncology center. An additional radiation oncology center is operated by the Company as part of one of its Centers. The Company has a substantial presence in California, Texas, New England, the Carolinas, Florida and the Midwest (Indiana and Ohio).

        At its Centers, the Company typically offers other services in addition to MRI including computed tomography (CT), diagnostic and fluoroscopic x-ray, mammography, diagnostic ultrasound, nuclear medicine, bone densitometry, nuclear cardiology, and cardiovascular services.

5.    INTERIM FINANCIAL STATEMENTS

        The unaudited condensed consolidated financial statements of the Company and Predecessor included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all of the information and disclosures required by accounting principles generally accepted in the United States for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of the Predecessor's Annual Report on Form 10-K for the period ended June 30, 2001 filed with the Securities and Exchange Commission (SEC) on October 14, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for fair presentation of results for the period have been included. The results of operations for the periods ended December 31, 2001 are not necessarily indicative of the results to be achieved for the full fiscal year.

        Certain reclassifications have been made to conform prior year amounts to the current year presentation.

6.    INVESTMENTS IN AND TRANSACTIONS WITH PARTNERSHIPS

        The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company's investment interests in partnerships or limited liability companies (Partnerships) are accounted for under the equity method of accounting for ownership of 50 percent or less when the Company does not exercise significant control over the operations of the Partnerships and does not have primary responsibility for the Partnerships' long-term debt. The Company's investment interests in Partnerships are consolidated for ownership of 50 percent owned entities when the Company exercises significant control over the operations and is primarily responsible for the associated long-term debt. Total assets and revenues as of and for the six months ended December 31, 2001 for the Company's 50 percent controlled entity which is consolidated were approximately $2.0 million and $2.8 million, respectively.

7.    SEGMENT INFORMATION

        The Company has two reportable segments: Western Division and Eastern Division. Through December 31, 2001, the Company's reportable segments are geographical business units defined by management's division of responsibility between two executive vice presidents—operations, who are responsible for the Western and Eastern Divisions and who report directly to the Company's chief operating decision maker. Each segment owns and operates Centers, Fixed and Mobile Facilities within their respective geographic areas. The Company does not allocate income taxes to the two Divisions. The Company manages cash flows and assets on a consolidated basis, and not by segment, and does not allocate or report assets and capital expenditures by segment.

        The following tables summarize the operating results by segment (amounts in thousands)(unaudited):

Company
Six and three months ended December 31, 2001:

	Eastern	Western	Other	Consolidated
Contract services revenues	$18,793	$954	$1,313	$21,060
Patient services revenues	7,247	14,475	224	21,946
Other revenues	64	10	31	105

Total revenues	26,104	15,439	1,568	43,111
Depreciation and amortization	4,365	2,034	1,424	7,823
Total costs of operations	18,716	11,389	3,098	33,203
Equity in earnings of unconsolidated partnerships	141	(31)	—	110
Operating income (loss)	7,529	4,019	(3,659)	7,889
Interest expense, net	2,811	771	4,108	7,690
Income (loss) before income taxes	4,718	3,248	(7,767)	199

Predecessor
Period from July 1, 2001 through October 17, 2001:

	Eastern	Western	Other	Consolidated
Contract services revenues	$26,354	$1,448	$1,965	$29,767
Patient services revenues	11,735	21,657	301	33,693
Other revenues	167	14	37	218

Total revenues	38,256	23,119	2,303	63,678
Depreciation and amortization	5,839	2,584	1,400	9,823
Total costs of operations	25,985	15,788	3,914	45,687
Equity in earnings of unconsolidated partnerships	354	28	—	382
Acquisition related compensation charge	—	—	15,616	15,616
Operating income (loss)	12,630	7,354	(20,411)	(427)
Interest expense, net	3,864	1,039	1,418	6,321
Income (loss) before income taxes	8,766	6,315	(21,829)	(6,748)

Predecessor
Six months ended December 31, 2000

	Eastern	Western	Other	Consolidated
Contract services revenues	$45,521	$2,839	$3,808	$52,168
Patient services revenues	19,533	31,386	584	51,503
Other revenues	147	37	159	343

Total revenues	65,201	34,262	4,551	104,014
Depreciation and amortization	12,824	4,666	3,446	20,936
Total costs of operations	45,829	26,322	8,740	80,891
Equity in earnings of unconsolidated partnerships	463	(38)	—	425
Operating income (loss)	19,835	7,902	(9,466)	18,271
Interest expense, net	7,191	1,831	2,885	11,907
Income (loss) before income taxes	12,644	6,071	(12,351)	6,364

Predecessor
Period from October 1, 2001 through October 17, 2001:

	Eastern	Western	Other	Consolidated
Contract services revenues	$4,453	$231	$297	$4,981
Patient services revenues	1,895	3,578	55	5,528
Other revenues	47	1	4	52

Total revenues	6,395	3,810	356	10,561
Depreciation and amortization	893	414	234	1,541
Total costs of operations	4,281	2,627	708	7,616
Equity in earnings of unconsolidated partnerships	42	6	—	48
Acquisition related compensation charge	—	—	15,616	15,616
Operating income (loss)	2,156	1,189	(16,492)	(13,147)
Interest expense, net	581	159	245	985
Income (loss) before income taxes	1,575	1,030	(16,737)	(14,132)

Predecessor
Three months ended December 31, 2000

	Eastern	Western	Other	Consolidated
Contract services revenues	$22,583	$1,361	$1,945	$25,889
Patient services revenues	9,743	15,796	253	25,792
Other revenues	66	24	23	113

Total revenues	32,392	17,181	2,221	51,794
Depreciation and amortization	6,492	2,323	1,781	10,596
Total costs of operations	23,185	13,150	4,007	40,342
Equity in earnings of unconsolidated partnerships	301	(2)	—	299
Operating income (loss)	9,508	4,029	(4,361)	9,176
Interest expense, net	3,573	926	1,376	5,875
Income (loss) before income taxes	5,935	3,103	(5,737)	3,301

8.    HEDGING ACTIVITIES

        In the first quarter of fiscal 2001, InSight adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138 (collectively SFAS 133). SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS 133 an entity may designate a derivative as a hedge of exposure to either changes in: (a) the fair value of a recognized asset or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Additionally, any ineffective portion of the hedging transaction is recorded currently in net income with the remainder deferred in accumulated other comprehensive income (loss).

        The Company has established policies and procedures to permit limited types and amounts of off-balance sheet hedges to help manage interest rate risk. InSight had entered into an interest rate swap to pay a fixed rate of interest to the counterparty and received a floating rate of interest and has designated the interest rate swap as a cash flow hedge of its floating rate debt. Such swaps have the effect of converting variable rate borrowings into fixed rate borrowings.

        Subsequent to the Acquisition, the Company re-designated the acquired swap as a cash flow hedge and established a new hedging relationship with the new senior credit facilities. At December 31, 2001 the notional amount of this swap was $35.8 million with a fair value loss of approximately $1.5 million. The fair value of the swap at the time of the Acquisition represents hedge ineffectiveness that will be recognized in net income over the remaining life of the swap. $217,000 of hedge ineffectiveness was recognized as a reduction to interest expense for the period ended December 31, 2001.

9.    COMPREHENSIVE INCOME (LOSS)

        Components of comprehensive income are changes in equity other than those resulting from investments by owners and distributions to owners. Net income (loss) is the primary component of comprehensive income. For the Company, the only component of comprehensive income other than net income (loss) is the change in unrealized gain or loss on derivatives qualifying for hedge accounting, net of tax. The aggregate amount of such changes to equity that have not yet been recognized in net income are reported in the equity portion of the condensed consolidated balance sheets as accumulated other comprehensive income (loss).

10.  DEBT

        On October 17, 2001, in connection with the Acquisition, InSight repurchased by tender offer all of its 9 5/8% senior subordinated notes due 2008 in an aggregate principal amount of $100 million and repaid its then outstanding credit facilities and certain other indebtedness.

        On October 30, 2001, the Company, through InSight, its wholly owned subsidiary, issued new 9 7/8% senior subordinated notes due 2011 (Notes) in an aggregate principal amount of $225 million. The net proceeds from the issuance of the Notes was approximately $211.5 million, $200 million of which was used to retire in full the senior subordinated bridge financing and the balance of which is being used for general corporate purposes. As a result, an extraordinary loss of approximately $7.4 million was recorded related to the write-off of associated debt issuance costs.

        On December 27, 2001, the Company filed a Form S-4 registration statement with the SEC to register an offer to exchange all of the outstanding Notes for new notes registered under the Securities Act of 1933, as amended. The terms of the exchange notes to be issued in the exchange offer are substantially identical to the Notes; however the exchange notes will be freely tradeable, except in limited circumstances.

11.  NEW PRONOUNCEMENTS

        In June 2001, the FASB issued two new pronouncements: SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 applies to all business combinations with a closing date after June 30, 2001. SFAS No. 141 eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. InSight adopted SFAS 141, effective July 1, 2001.

        In accordance with SFAS 141 the Company engaged a valuation specialist to assist the Company in identifying acquired intangible assets, their respective fair values and amortization periods related to the Acquisition. The Company has made a tentative allocation of values to these identifiable intangible assets based on preliminary estimates. The final allocation of goodwill and other intangible assets may differ significantly from current estimates.

        SFAS 142 eliminates the amortization of goodwill, permits indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. InSight adopted SFAS 142 effective July 1, 2001, which required InSight to cease amortization of its remaining net goodwill balance and to perform a transitional goodwill impairment test of July 1, 2001, and thereafter an impairment test at least annually. Impairment results when the fair value of InSight's reporting segments, including goodwill, is less than its carrying value. SFAS 142 permits six months from the adoption date to complete a review of goodwill for impairment and record necessary adjustments prior to the end of fiscal 2002. InSight concluded that the book value of goodwill was not impaired as of July 1, 2001.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, "and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects and Transactions, "for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 (with earlier application being encouraged) and generally are to be applied prospectively. The Company does not expect the adoption of SFAS 144 to have a material impact on the Company's financial condition and results of operations.

12.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The Notes issued on October 30, 2001 by InSight, the Company's wholly owned subsidiary, and the exchange notes to be issued in the exchange offer, are or will be guaranteed by the Company (Parent Company) and all of InSight's wholly owned subsidiaries (Guarantor Subsidiaries). These guarantees are full, unconditional, joint and several. The following condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 "Financial statements of guarantors and issuers of guaranteed securities registered or being registered." This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with accounting principles generally accepted in the United States.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

DECEMBER 31, 2001

(Amounts in Thousands)

(Company)

	Parent Company Only	InSight	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$19,785	$3,106	$—	$22,891
Trade accounts receivables, net	—	—	31,341	10,346	—	41,687
Other current assets	—	—	9,595	153	—	9,748
Intercompany accounts receivables	87,698	374,625	30,476	—	(492,799)	—

Total current assets	87,698	374,625	91,197	13,605	(492,799)	74,326
Property and equipment, net	—	—	131,732	26,429	—	158,161
Investments in partnerships	—	—	1,924	—	—	1,924
Investments in consolidated subsidiaries	(7,179)	(7,179)	9,311	—	5,047	—
Other assets	—	—	21,393	—	—	21,393
Goodwill and other intangible assets, net	—	—	229,957	4,802	—	234,759

	$80,519	$367,446	$485,514	$44,836	$(487,752)	$490,563

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of equipment, capital leases and other notes	$—	$1,500	$1,442	$254	$—	$3,196
Accounts payable and other accrued expenses	—	—	26,199	1,029	—	27,228
Intercompany accounts payable	—	—	462,323	30,476	(492,799)	—

Total current liabilities	—	1,500	489,964	31,759	(492,799)	30,424
Equipment, capital leases and other notes, less current portion	—	373,125	2,278	1,144	—	376,547
Other long-term liabilities	—	—	451	2,622	—	3,073
Stockholders' equity (deficit)	80,519	(7,179)	(7,179)	9,311	5,047	80,519

	$80,519	$367,446	$485,514	$44,836	$(487,752)	$490,563

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

JUNE 30, 2001

(Amounts in Thousands)

(Predecessor)

	InSight	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$19,921	$3,333	$—	$23,254
Trade accounts receivables, net	—	32,758	10,597	—	43,355
Other current assets	—	8,273	106	—	8,379
Intercompany accounts receivable	241,016	27,590	—	(268,606)	—

Total current assets	241,016	88,542	14,036	(268,606)	74,988
Property and equipment, net	—	123,579	24,676	—	148,255
Investments in partnerships	—	1,783	—	—	1,783
Investments in consolidated subsidiaries	(4,882)	9,328	—	(4,446)	—
Other assets	—	6,828	—	—	6,828
Goodwill, net	—	84,358	4,844	—	89,202

	$236,134	$314,418	$43,556	$(273,052)	$321,056

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of equipment, capital leases and other notes	$20,810	$12,275	$777	$—	$33,862
Accounts payable and other accrued expenses	—	23,033	1,302	—	24,335
Intercompany accounts payable	—	241,016	27,590	(268,606)	—

Total current liabilities	20,810	276,324	29,669	(268,606)	58,197
Equipment, capital leases and other notes, less current portion	149,853	42,409	2,129	—	194,391
Other long-term liabilities	—	567	2,430	—	2,997
Stockholders' equity (deficit)	65,471	(4,882)	9,328	(4,446)	65,471

	$236,134	$314,418	$43,556	$(273,052)	$321,056

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 2001

(Amounts in Thousands)

(Company)

	Parent Company Only	InSight	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues	$—	$—	$36,033	$7,078	$—	$43,111
Costs of operations	—	—	27,424	5,779	—	33,203

Gross profit	—	—	8,609	1,299	—	9,908
Corporate operating expenses	—	—	2,129	—	—	2,129

Income from company operations	—	—	6,480	1,299	—	7,779
Equity in earnings of unconsolidated partnerships	—	—	110	—	—	110

Operating income	—	—	6,590	1,299	—	7,889
Interest expense, net	—	—	7,265	425	—	7,690

Income (loss) before income taxes	—	—	(675)	874	—	199
Provision for income taxes	—	—	—	—	—	—

Income (loss) before equity in income of consolidated subsidiaries	—	—	(675)	874	—	199
Equity in income of consolidated subsidiaries	(7,179)	(7,179)	874	—	13,484	—

Income (loss) before extraordinary item	(7,179)	(7,179)	199	874	13,484	199
Extraordinary item—loss on debt extinguishment	—	—	(7,378)	—	—	(7,378)

Net income (loss)	$(7,179)	$(7,179)	$(7,179)	$874	$13,484	$(7,179)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

FOR THE PERIOD FROM JULY 1, 2001 THROUGH OCTOBER 17, 2001

(Amounts in Thousands)

(Predecessor)

	InSight	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues	$—	$48,002	$15,676	$—	$63,678
Costs of operations	—	33,654	12,033	—	45,687

Gross profit	—	14,348	3,643	—	17,991
Corporate operating expenses	—	3,184	—	—	3,184

Income from company operations	—	11,164	3,643	—	14,807
Equity in earnings of unconsolidated partnerships	—	382	—	—	382
Acquisition related compensation charge	—	(15,616)	—	—	(15,616)

Operating income (loss)	—	(4,070)	3,643	—	(427)
Interest expense, net	—	5,489	832	—	6,321

Income (loss) before income taxes	—	(9,559)	2,811	—	(6,748)
Provision (benefit) for income taxes	—	(2,100)	—	—	(2,100)

Income (loss) before equity in income of consolidated subsidiaries	—	(7,459)	2,811	—	(4,648)
Equity in income (loss) of consolidated subsidiaries	(4,648)	2,811	—	1,837	—

Net income (loss)	$(4,648)	$(4,648)	$2,811	$1,837	$(4,648)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2000

(Amounts in Thousands)

(Predecessor)

	InSight	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues	$—	$84,709	$19,305	$—	$104,014
Costs of operations	—	65,865	15,026	—	80,891

Gross profit	—	18,844	4,279	—	23,123
Corporate operating expenses	—	5,277	—	—	5,277

Income from company operations	—	13,567	4,279	—	17,846
Equity in earnings of unconsolidated partnerships	—	425	—	—	425

Operating income	—	13,992	4,279	—	18,271
Interest expense, net	—	10,758	1,149	—	11,907

Income before income taxes	—	3,234	3,130	—	6,364
Provision for income taxes	—	636	—	—	636

Income before equity in income of consolidated subsidiaries	—	2,598	3,130	—	5,728
Equity in income of consolidated subsidiaries	5,728	3,130	—	(8,858)	—

Net income	$5,728	$5,728	$3,130	$(8,858)	$5,728

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

FOR THE PERIOD FROM OCTOBER 1, 2001 THROUGH OCTOBER 17, 2001

(Amounts in Thousands)

(Predecessor)

	InSight	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues	$—	$6,437	$4,124	$—	$10,561
Costs of operations	—	4,527	3,089	—	7,616

Gross profit	—	1,910	1,035	—	2,945
Corporate operating expenses	—	524	—	—	524

Income from company operations	—	1,386	1,035	—	2,421
Equity in earnings of unconsolidated partnerships	—	48	—	—	48
Acquisition related compensation charge	—	(15,616)	—	—	(15,616)

Operating income (loss)	—	(14,182)	1,035	—	(13,147)
Interest expense, net	—	778	207	—	985

Income (loss) before income taxes	—	(14,960)	828	—	(14,132)
Provision (benefit) for income taxes	—	(4,517)	—	—	(4,517)

Income (loss) before equity in income of consolidated subsidiaries	—	(10,443)	828	—	(9,615)
Equity in income (loss) of consolidated subsidiaries	(9,615)	828	—	8,787	—

Net income (loss)	$(9,615)	$(9,615)	$828	$8,787	(9,615)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2000

(Amounts in Thousands)

(Predecessor)

	InSight	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimination	Consolidated
Revenues	$—	$42,271	$9,523	$—	$51,794
Costs of operations	—	32,837	7,505	—	40,342

Gross profit	—	9,434	2,018	—	11,452
Corporate operating expenses	—	2,575	—	—	2,575

Income from company operations	—	6,859	2,018	—	8,877
Equity in earnings of unconsolidated partnerships	—	299	—	—	299

Operating income	—	7,158	2,018	—	9,176
Interest expense, net	—	5,291	584	—	5,875

Income before income taxes	—	1,867	1,434	—	3,301
Provision for income taxes	—	330	—	—	330

Income before equity in income of consolidated subsidiaries	—	1,537	1,434	—	2,971
Equity in income of consolidated subsidiaries	2,971	1,434	—	(4,405)	—

Net income	$2,971	$2,971	$1,434	$(4,405)	$2,971

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2001

(Amounts in Thousands)

(Company)

	Parent Company Only	InSight	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(7,179)	$(7,179)	$(7,179)	$874	$13,484	$(7,179)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Extraordinary loss on debt extinguishment	—	—	7,378	—	—	7,378
Depreciation and amortization	—	—	6,833	990	—	7,823
Equity in income (loss) of consolidated subsidiaries	7,179	7,179	(874)	—	(13,484)	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	3,758	288	—	4,046
Intercompany receivables, net	101,846	(204,337)	102,615	(124)	—	—
Other current assets	—	—	(1,154)	52	—	(1,102)
Accounts payable and other accrued expenses	—	—	546	(195)	—	351

Net cash provided by (used in) operating activities	101,846	(204,337)	111,923	1,885	—	11,317

INVESTING ACTIVITIES:
Purchase of InSight common stock	(187,722)	—	—	—	—	(187,722)
Cash acquired in the Acquisition	—	—	4,682	3,747	—	8,429
Additions to property and equipment	—	—	(9,109)	(2,327)	—	(11,436)
Other	—	—	(634)	—	—	(634)

Net cash provided by (used in) investing activities	(187,722)	—	(5,061)	1,420	—	(191,363)

FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of equity issuance costs	85,876	—	—	—	—	85,876
Payment of deferred loan fees	—	—	(27,594)	—	—	(27,594)
Principal payments of debt and capital lease obligations	—	(370,663)	(59,338)	(39)	—	(430,040)
Proceeds from issuance of debt	—	575,000	—	—	—	575,000
Other	—	—	(145)	(160)	—	(305)

Net cash provided by (used in) financing activities	85,876	204,337	(87,077)	(199)	—	202,937

INCREASE IN CASH AND CASH EQUIVALENTS	—	—	19,785	3,106	—	22,891
Cash, beginning of period	—	—	—	—	—	—

Cash, end of period	$—	$—	$19,785	$3,106	$—	$22,891

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE PERIOD FROM JULY 1, 2001 THROUGH OCTOBER 17, 2001

(Amounts in Thousands)

(Predecessor)

	InSight	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$(4,648)	$(4,648)	$2,811	$1,837	$(4,648)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Acquisition related compensation charge	—	15,616	—	—	15,616
Depreciation and amortization	—	7,920	1,903	—	9,823
Equity in income (loss) of consolidated subsidiaries	4,648	(2,811)	—	(1,837)	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables, net	—	(2,341)	(37)	—	(2,378)
Intercompany receivables, net	(145)	837	(692)	—	—
Other current assets	—	(3,517)	(99)	—	(3,616)
Accounts payable and other accrued expenses	—	101	(78)	—	23

Net cash provided by (used in) operating activities	(145)	11,157	3,808	—	14,820

INVESTING ACTIVITIES:
Additions to property and equipment	—	(18,575)	(2,277)	—	(20,852)
Other	—	(740)	—	—	(740)

Net cash used in investing activities	—	(19,315)	(2,277)	—	(21,592)

FINANCING ACTIVITIES:
Proceeds from stock options exercised	145	—	—	—	145
Principal payments of debt and capital lease obligations	—	(7,110)	(1,469)	—	(8,579)
Other	—	29	352	—	381

Net cash provided by (used in) financing activities	145	(7,081)	(1,117)	—	(8,053)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(15,239)	414	—	(14,825)
Cash, beginning of period	—	19,921	3,333	—	23,254

Cash, end of period	$—	$4,682	$3,747	$—	$8,429

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2000

(Amounts in Thousands)

(Predecessor)

	InSight	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income	$5,728	$5,728	$3,130	$(8,858)	$5,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	18,362	2,574	—	20,936
Equity in income of consolidated subsidiaries	(5,728)	(3,130)	—	8,858	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables	—	(1,956)	(2,140)	—	(4,096)
Intercompany receivables, net	6,607	(5,090)	(1,517)	—	—
Other current assets	—	(695)	(46)	—	(741)
Accounts payable and other accrued expenses	—	(2,856)	22	—	(2,834)

Net cash provided by operating activities	6,607	10,363	2,023	—	18,993

INVESTING ACTIVITIES:
Additions to property and equipment	—	(16,703)	(1,939)	—	(18,642)
Other	—	(149)	(124)	—	(273)

Net cash used in investing activities	—	(16,852)	(2,063)	—	(18,915)

FINANCING ACTIVITIES:
Proceeds from stock options exercised	89	—	—	—	89
Principal payments of debt and capital lease obligations	(9,196)	(5,638)	(240)	—	(15,074)
Proceeds from issuance of debt	2,500	—	—	—	2,500
Other	—	291	130	—	421

Net cash used in financing activities	(6,607)	(5,347)	(110)	—	(12,064)

DECREASE IN CASH AND CASH EQUIVALENTS	—	(11,836)	(150)	—	(11,986)
Cash, beginning of period	—	25,375	1,758	—	27,133

Cash, end of period	$—	$13,539	$1,608	$—	$15,147

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The statements contained in this report that are not purely historical or which might be considered an opinion or projection concerning the Company or its business, whether express or implied, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include statements regarding the Company's expectations, intentions, plans or strategies regarding the future. All forward-looking statements included in this report are based upon information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those described or implied in such forward-looking statements because of certain factors which could affect the Company. Such forward-looking statements should be evaluated in light of the following factors:availability of financing; limitations and delays in reimbursement by third-party payors; contract renewals and financial stability of customers; the potential for rapid and significant changes in technology and their effect on the Company's operations; operating, legal, governmental and regulatory risks; conditions within the health care environment; adverse utilization trends for certain diagnostic imaging procedures; economic, political and competitive forces affecting the Company's business; competition in the Company's markets; the Company's ability to successfully integrate acquisitions; and the risk factors described in the Company's periodic filings with the SEC on Forms 10-K, 10-Q and 8-K (if any) and its registration statement on Form S-4 filed with the SEC on December 27, 2001, as amended.

ACQUISITION AND RELATED FINANCING TRANSACTIONS

        InSight Health Services Holdings Corp. (Company), a Delaware corporation, was incorporated on June 13, 2001 under the name JWC/Halifax Holdings Corp. The Company was funded through an equity contribution from J.W. Childs Equity Partners II, Halifax Capital Partners and certain other affiliates. On June 29, 2001, the Company's name was changed to InSight Health Services Holdings Corp. The Company and its former wholly owned subsidiary, InSight Health Services Acquisition Corp. (Acquisition Corp.) were created to acquire all the outstanding shares of InSight Health Services Corp. (InSight).

        On October 17, 2001, the Company acquired InSight pursuant to an agreement and plan of merger dated June 29, 2001, as amended, among the Company, Acquisition Corp. and InSight (the Acquisition). Acquisition Corp. was merged with and into InSight, with InSight being the surviving corporation. The operations of the Company after the Acquisition are substantially the same as the operations of InSight prior to the Acquisition. In addition, the Company has no operations other than its investment in InSight. As such, InSight is considered the predecessor to the Company in accordance with Regulation S-X.

        At the effective time of the Acquisition, InSight became a wholly owned subsidiary of the Company. Following the Acquisition, the common stock of InSight was delisted from the NASDAQ Small Cap Market. Pursuant to the terms of the merger agreement, each of InSight's stockholders received $18.00 in cash for each share of common stock owned prior to the Acquisition. Holders of options and warrants, which prior to the Acquisition were exercisable for InSight common stock, received the difference between $18.00 and the exercise price of each share of common stock the holder could have acquired pursuant to the terms of the options and warrants, and the options and warrants were terminated. This resulted in a charge of approximately $15.6 million, which is reflected in the accompanying statement of operations of InSight. In addition, certain members of senior management rolled a portion of their InSight common stock options into stock options of the Company. InSight's stockholders, option holders and warrant holders received aggregate cash consideration of approximately $187.7 million as a result of the Acquisition.

        Concurrently with the Acquisition, InSight (i) repurchased by tender offer all of its 9 5/8% senior subordinated notes due 2008 in an aggregate principal amount of $100 million, (ii) repaid its then outstanding senior credit facilities and certain other indebtedness and (iii) paid fees and expenses relating to the Acquisition and related financing transactions.

        These transactions were financed through:

  •
  Borrowings of $150 million under $275 million of new senior credit facilities;

  •
  A $200 million senior subordinated bridge financing; and

  •
  The investment by the Company, before equity issuance costs, of $98.1 million; management options and common stock rollover with a total net value of approximately $1.9 million

        On October 30, 2001, the Company, through InSight, its wholly owned subsidiary, issued new 9 7/8% senior subordinated notes due 2011 (Notes) in the aggregate principal amount of $225 million. The net proceeds from the issuance of the Notes was approximately $211.5 million, $200 million of which was used to retire in full the senior subordinated bridge financing and the balance of which is being used for general corporate purposes. The Company recorded an extraordinary loss on extinguishment of the senior subordinated bridge financing of approximately $7.4 million.

        The results of operations of the Company for the six months ended December 31, 2001 have been derived by combining the results of operations of the Company for the six months ended December 31, 2001 with the results of operations of InSight from July 1, 2001 to October 17, 2001, the date of the Acquisition. The results of operations of the Company for the three months ended December 31, 2001 have been derived by combining the results of operations of InSight from October 1, 2001 to October 17, 2001. The results of operations and cash flows of InSight prior to the Acquisition incorporated in this discussion are the historical results and cash flows of InSight, the predecessor to the Company. InSight's results do not reflect any purchase accounting adjustments included in the results of the Company after the Acquisition, and thus are not directly comparable. Because of the effects of purchase accounting applied as a result of the Acquisition and the additional interest expense associated with the debt incurred to finance the Acquisition, the results of operations of the Company are not comparable in all respects to the results of operations prior to the Acquisition. However, the Company's management believes a discussion of the operations by combining the results of the Company and InSight is more meaningful as the Company's operating revenues and expenses have not been affected by the Acquisition and splitting up the results between pre- and post-Acquisition periods would make comparisons of the operating trends to the prior year very different.

        Management's discussion and analysis of financial condition, results of operations, liquidity and capital resources contained within this report on Form 10-Q is more clearly understood when read in conjunction with the Notes to the Condensed Consolidated Financial Statements. The Notes to the Condensed Consolidated Financial Statements elaborate on certain terms that are used throughout this discussion and provide information about the Company and the basis of presentation used in this report on Form 10-Q.

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

        Secondly, the Company intends to pursue expansion opportunities within its existing regional networks by opening new Fixed Facilities, Centers and developing Mobile Facilities where attractive returns on investment can be achieved and sustained. Management believes that Mobile PET Facilities present a growth opportunity due to increased physician acceptance of PET as a diagnostic tool, recently expanded Medicare coverage of PET procedures and favorable reimbursement levels, although effective January 1, 2002, the Centers for Medicare and Medicaid Services (CMS) reduced Medicare payments for PET services to hospital outpatients, as discussed below. The Company also intends to pursue joint venture opportunities with hospitals because management believes that they have the potential to provide the Company with a steady source of procedure volume. In addition, management believes that this will be an area for additional growth because the Company expects hospitals to respond to recent federal health care regulatory changes by outsourcing radiology services to imaging centers that are jointly owned and managed with third parties.

        Finally, the Company intends to continue to increase its market presence in its existing regional markets where it can increase economies of scale or new markets where it believes it can establish a strong regional network, through disciplined and strategic acquisitions. The Company believes it is well positioned to capitalize on the ongoing consolidation of the imaging industry. The Company believes that the expansion of its business through such acquisitions is a key factor in improving profitability. Generally, acquisition opportunities are aimed at increasing revenues and operating income, and maximizing utilization of existing capacity and increasing economies of scale. Incremental operating income resulting from future acquisitions will vary depending on geographic location, whether facilities are Mobile or Fixed, the range of services provided and the Company's ability to integrate the acquired businesses into its existing infrastructure. Since 1996, the Company has completed 12 acquisitions. No assurance can be given, however, that the Company will be able to identify suitable acquisition candidates and thereafter complete such acquisitions on terms acceptable to the Company. In connection with the acquisition and related financing transactions discussed above, InSight has a $75 million delayed draw term loan facility available to pursue acquisition opportunities. As of February 12, 2002, there were no borrowings under this facility.

        In fiscal 2001, the Company opened in the Western Division a radiology co-source outpatient Fixed Facility in Marina Del Rey, California, which was financed with internally generated funds and a capital lease from General Electric Company (GE); and in the Eastern Division a PET Fixed Facility in Louisville, Kentucky, which was financed with outside financing.

        In fiscal 2002, the Company opened in the Eastern Division a radiology co-source outpatient Fixed Facility in Largo, Florida, which was financed with an operating lease from GE.

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

        In connection with the Acquisition, InSight entered into new credit facilities with Bank of America, N.A. and a syndication of other lenders consisting of (i) a $150 million seven year term loan B, (ii) a $75 million seven year delayed-draw term loan facility, and (iii) a $50 million six year revolving credit facility (New Credit Facilities). The entire $150 million term loan B was used to consummate the Acquisition. Borrowings under the New Credit Facilities bear interest at LIBOR plus 3.5%. The

Company is required to pay an annual unused facility fee of between 0.5% and 2.0%, payable quarterly, on unborrowed amounts under both facilities. The Company expects to use the delayed-draw facility, which is available through the second anniversary of the consummation of the Acquisition, to fund future acquisitions and capital expenditures. The Company expects to use the revolving credit facility primarily to fund its future working capital needs.

        The New Credit Facilities contain various restrictive covenants which prohibit the Company from prepaying other indebtedness, including the Notes, and require the Company to maintain specified financial ratios and satisfy financial condition tests. In addition, the New Credit Facilities prohibit the Company from declaring or paying any dividends and prohibit it from making any payments with respect to the Notes if the Company fails to perform its obligations under, or fails to meet the conditions of, the New Credit Facilities or if payment creates a default under the New Credit Facilities.

        In addition to the indebtedness under the New Credit Facilities, the Company, through InSight, its wholly owned subsidiary, issued $225 million aggregate principal amount of the Notes in a private placement exempt from registration under the Securities Act of 1933, as amended (Securities Act). The indenture governing the Notes among other things, (i) restricts the ability of InSight and certain subsidiaries, including the guarantors of the Notes, to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates, (ii) places certain restrictions on the ability of certain subsidiaries, including the guarantors of the Notes, to pay dividends or make certain payments to InSight, and (iii) places restrictions on the ability of InSight and certain subsidiaries, including the guarantors of the Notes, to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of InSight. On December 27, 2001, the Company filed a Form S-4 registration statement with the SEC to register an offer to exchange all of the outstanding Notes with new notes registered under the Securities Act of 1933. The terms of the exchange notes to be issued in the exchange offer are substantially identical to the Notes; however, the exchange notes will be freely tradeable, except in limited circumstances.

        Net cash provided by operating activities was approximately $26.1 million for the six months ended December 31, 2001. Cash provided by operating activities resulted primarily from net income before depreciation, amortization, the extraordinary loss on debt extinguishment and the acquisition related compensation charge (approximately $28.8 million), an increase in accounts payable and other accrued expenses (approximately $0.4 million) and a decrease in trade accounts receivables, net (approximately $1.7 million), partially offset by an increase in other current assets (approximately $4.7 million).

        Net cash used in investing activities was approximately $213.0 million for the six months ended December 31, 2001. Cash used in investing activities resulted primarily from the purchase of InSight common stock, net of cash acquired in the Acquisition (approximately $179.3 million) and the Company purchasing or upgrading diagnostic imaging equipment at its existing facilities (approximately $32.3 million).

        Net cash provided by financing activities was approximately $194.9 million for the six months ended December 31, 2001, resulting primarily from the proceeds from sale of common stock, net of equity issuance costs (approximately $85.9 million) and borrowings of debt (approximately $575.0 million), partially offset by principal payments of debt and capital lease obligations (approximately $438.6 million) and payments of deferred loan fees (approximately $27.6 million).

        The Company has committed to purchase or lease in connection with the development of new Fixed and Mobile Facilities and replacement or upgrades of diagnostic imaging equipment at Centers, Fixed and Mobile Facilities, at an aggregate cost of approximately $18.5 million, 16 diagnostic imaging systems for delivery through June 2002. The Company expects to use either internally generated funds or leases from GE and others to finance the purchase of such equipment. The Company may purchase, lease or upgrade other diagnostic imaging systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new Centers, Fixed and Mobile Facilities are developed in accordance with the Company's business strategy.

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

        The Company believes that, based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity, will be sufficient through December 31, 2002 to fund anticipated capital expenditures and make required payments of principal and interest on its debt, including payments due on the Notes and obligations under the New Credit Facilities. In addition, the Company continually evaluates potential acquisitions and expects to fund such acquisitions from its available sources of liquidity, as discussed above. The Company's acquisition strategy may require sources of capital in addition to that currently available to the Company. No assurance can be given that such necessary additional funds will be available to the Company on terms acceptable to the Company or at all.

RESULTS OF OPERATIONS

        For the six months ended December 31, 2001 and 2000, the Company has focused on the results of operations through the division of its diagnostic imaging business into two geographical regions of the United States: Western and Eastern Divisions. The Company has divided its operations into two Divisions only for the purposes of the separation of internal management responsibilities and does not focus on each of these Divisions as a separate business or make financial decisions as if they are separate businesses. Each Division provides diagnostic imaging services and generates both contract services and patient services revenues. In addition, resources are allocated by the Company on an overall basis to each Division to maximize returns on investment. The results of operations of the Company for the six months ended December 31, 2001 have been derived by combining the results of operations of the Company for the six months ended December 31, 2001 with the results of operations of InSight from July 1, 2001 to October 17, 2001, the date of the Acquisition. The results of operations of the Company for the three months ended December 31, 2001 have been derived by combining the results of operations of InSight from October 1, 2001 to October 17, 2001.

SIX MONTHS ENDED DECEMBER 31, 2001 COMPARED TO DECEMBER 31, 2000

        REVENUES:    Revenues increased approximately 2.7% from approximately $104.0 million for the six months ended December 31, 2000, to approximately $106.8 million for the six months ended December 31, 2001. This increase was due primarily to the opened Fixed Facilities discussed above (approximately $0.5 million) and an increase in patient services revenues (approximately $3.6 million) at existing facilities, partially offset by a decrease in contract services and other revenues (approximately $1.3 million) at existing facilities. Revenues for the Eastern and Western Division represented approximately 60% and 36%, respectively, of total revenues for the six months ended December 31, 2001. However, the percentages will be affected by future acquisitions and the establishment of Centers, Fixed and Mobile Facilities.

        Contract services revenues decreased approximately 2.7% from approximately $52.2 million for the six months ended December 31, 2000, to approximately $50.8 million for the six months ended December 31, 2001. This decrease was due to the loss of several high volume contracts which were replaced by contracts which initially have lower volumes. Contract services revenues for the Eastern and Western Division represented approximately 89% and 5%, respectively, of contract services revenues for the six months ended December 31, 2001. However, the percentages will be affected by future acquisitions and the establishment of Centers, Fixed and Mobile Facilities.

        Contract services revenues, primarily earned by its Mobile Facilities, represented approximately 48% of total revenues for the six months ended December 31, 2001. Each year approximately one-quarter to one-third of the contract services agreements are subject to renewal. It is expected that some high volume customer accounts will elect not to renew their agreements and instead will purchase or lease their own diagnostic imaging equipment and some customers may choose an alternative services provider. In the past where agreements have not been renewed, the Company has been able to obtain replacement customer accounts. While some replacement accounts have initially been smaller than the lost accounts, such replacement accounts revenues have generally increased over the term of the agreement. The non-renewal of a single customer agreement would not have a material impact on the Company's contract services revenues; however, non-renewal of several agreements could have a material impact on contract services revenues.

        As a result of the implementation of the new Outpatient Prospective Patient System (OPPS) for outpatient services, effective August 1, 2000 Medicare began paying hospitals for outpatient services based on ambulatory payment classification (APC) groups rather than on a hospital's costs. Each APC has been assigned a payment weight by the CMS. Under the new OPPS, the payment due a hospital for performing an outpatient service will be an amount based on the APC weight, a dollar based conversion factor, a geographic adjustment factor to account for area labor cost differences and any other adjustments applicable to the hospital or case. Because the new OPPS appeared to have a severe adverse economic effect on hospitals, Congress enacted additional legislation in the Balanced Budget Refinement Act of 1999 (BBA) to ease such effect through 2003. Under the BBA, hospitals may receive additional payments for new technologies, transitional pass-through for innovative medical devices, drugs and biologics, outlier adjustments and transitional payment corridors. In addition, the Benefits Improvement and Protection Act of 2000 included certain provisions requiring CMS to revise the APCs to separate contrast-enhanced diagnostic imaging procedures from those that are not contrast-enhanced. Payment for unenhanced diagnostic procedures was reduced as a result of implementation of these provisions effective January 1, 2002, but the APC rates for certain contrast-enhanced diagnostic procedures were increased. The APC rates which became effective on January 1, 2002 also significantly reduced Medicare payment for PET services provided to hospital outpatients.

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

        Patient services revenues, primarily earned by the Company's Fixed Facilities and Centers, represented approximately 52% of total revenues for the six months ended December 31, 2001. Patient services revenues increased approximately 8.0% from approximately $51.5 million for the six months ended December 31, 2000, to approximately $55.6 million for the six months ended December 31, 2001. This increase was due primarily to the opened Fixed Facilities discussed above (approximately $0.5 million) and an increase in revenues at existing facilities (approximately $3.6 million). The increase at existing facilities was due to higher utilization (approximately 6%), partially offset by nominal changes in reimbursement from third party payors. Patient services revenues for the Eastern and Western Division represented approximately 34% and 65%, respectively, of patient services revenues for the six months ended December 31, 2001. However, the percentages will be affected by future acquisitions and the establishment of Centers, Fixed and Mobile Facilities. The Company believes its patient services revenues received from Medicare will not be materially impacted by the new OPPS because it primarily operates freestanding Fixed Facilities and Centers which are unaffected thereby. However, regulations were recently adopted by the Medicare program which, effective January 1, 2002, reduced Medicare payment for diagnostic imaging services, including MRI and other services the Company provides in non-hospital settings, by approximately 7 to 9%. These regulations are expected to negatively impact patient services revenues in the annual amount of approximately $2 million based on current revenue amounts.

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

        COSTS OF OPERATIONS:    Costs of operations decreased approximately 2.5% from approximately $80.9 million for the six months ended December 31, 2000, to approximately $78.9 million for the six months ended December 31, 2001. This decrease was due to the elimination of goodwill amortization as a result of the adoption of SFAS 142 discussed below net of goodwill amortization as a result of the Acquistion (approximately $2.3 million), and reduced costs at existing facilities (approximately $0.1 million), partially offset by costs related to the opened Fixed Facilities discussed above (approximately $0.4 million).

        Costs of operations, as a percentage of total revenues, decreased from approximately 77.8% for the six months ended December 31, 2000, to approximately 73.9% for the six months ended December 31, 2001. The percentage decrease is due to the elimination of goodwill amortization discussed below and reduced costs in equipment leases, equipment maintenance, occupancy, consulting and travel costs, partially offset by higher salary and benefits. The Company is continuing its effort to improve operating efficiencies through cost reduction initiatives, which are focused primarily on costs for diagnostic imaging equipment, including lease, depreciation and maintenance and occupancy, marketing and salary and benefits.

        CORPORATE OPERATING EXPENSES:    Corporate operating expenses increased approximately 0.6%, from approximately $5.28 million for the six months ended December 31, 2000, to approximately $5.31 million for the six months ended December 31, 2001. This increase was due primarily to increased occupancy and information systems costs, offset by reduced travel and consulting costs. Corporate operating expenses, as a percentage of total revenues, decreased from approximately 5.1% for the six months ended December 31, 2000, to approximately 5.0% for the six months ended December 31, 2001.

        ACQUISITION RELATED COMPENSATION CHARGE:    For the six months ended December 31, 2001, InSight recorded a charge of approximately $15.6 million related to the exercise of InSight common stock options and warrants as a result of the Acquisition.

        INTEREST EXPENSE, NET:    Interest expense, net increased approximately 17.6% from approximately $11.9 million for the six months ended December 31, 2000, to approximately $14.0 million for the six months ended December 31, 2000. This increase was primarily to additional debt related to the Acquisition and related financing activities.

        PROVISION FOR INCOME TAXES:    Provision for income taxes decreased from approximately $0.6 million for the six months ended December 31, 2000, to a benefit of approximately $2.1 million for the six months ended December 31, 2001. The decrease in provision is due to the Company recording a benefit of approximately $2.1 million to recognize anticipated utilization of certain net operating loss carrybacks.

        EBITDA:    Earnings before interest, taxes, depreciation, amortization and the acquisition related compensation charge (EBITDA) increased approximately 3.8% from approximately $39.2 million for the six months ended December 31, 2000, to approximately $40.7 million for the six months ended December 31, 2001. This increase was primarily due to higher revenues at existing facilities and lower costs of services as a result of the cost reduction initiatives discussed above. EBITDA for the Western Division increased approximately 27.0% from approximately $12.6 million for the six months ended December 31, 2000 to approximately $16.0 million for the six months ended December 31, 2001. EBITDA for the Eastern Division decreased approximately 7.0% from approximately $32.7 million for the six months ended December 31, 2000 to approximately $30.4 million for the six months ended December 31, 2001. The reduction in EBITDA in the Eastern Division is due primarily to the reduction in contract services revenues and to the start-up costs relating to certain Mobile PET Facilities.

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO DECEMBER 31, 2000

        REVENUES:    Revenues increased approximately 3.7% from approximately $51.8 million for the three months ended December 31, 2000, to approximately $53.7 million for the three months ended December 31, 2001. This increase was due primarily to an increase in contract services, patient services and other revenues (approximately $1.7 million) at existing facilities, and to revenues generated at the opened Fixed Facilities discussed above (approximately $0.3 million). Revenues for the Eastern and Western Division represented approximately 61% and 36%, respectively, of total revenues for the three months ended December 31, 2001.

        Contract services revenues increased approximately 0.4% from approximately $25.9 million for the three months ended December 31, 2000, to approximately $26.0 million for the three months ended December 31, 2001. This increase was due to higher utilization at the Company's existing mobile customer base offset by the loss of certain high volume contracts which were replaced by contracts which initially have lower volumes. Contract services revenues for the Eastern and Western Division represented approximately 89% and 5%, respectively, of contract services revenues for the three months ended December 31, 2001.

        Patient services revenues increased approximately 6.6% from approximately $25.8 million for the three months ended December 31, 2000, to approximately $27.5 million for the three months ended December 31, 2001. This increase was due primarily to an increase in revenues at existing facilities (approximately $1.5 million) and the opened Fixed Facilities discussed above (approximately $0.3 million). The increase at existing facilities was due to higher utilization (approximately 6%), partially offset by nominal changes in reimbursement from third party payors. Patient services revenues for the Eastern and Western Division represented approximately 33% and 66%, respectively, of patient services revenues for the three months ended December 31, 2001.

        COSTS OF OPERATIONS:    Costs of operations increased approximately 1.2% from approximately $40.8 million for the three months ended December 31, 2000, to approximately

$40.8 million for the three months ended December 31, 2001. This increase was due primarily to costs related to the opened Fixed Facilities discussed above (approximately $0.2 million) and an increase in costs at existing facilities (approximately $1.3 million), partially offset by the elimination of goodwill amortization as a result of the adoption of SFAS 142 discussed below, net of goodwill amortization as a result of the Acquisition (approximately $1.0 million).

        Costs of operations, as a percentage of total revenues, decreased from approximately 77.9% for the three months ended December 31, 2000, to approximately 76.0% for the three months ended December 31, 2001. The percentage decrease is due to the elimination of the goodwill amortization discussed below and reduced costs in equipment leases, equipment maintenance and occupancy costs, offset by higher salary and benefits.

        CORPORATE OPERATING EXPENSES:    Corporate operating expenses increased approximately 2.7%, from approximately $2.58 million for the three months ended December 31, 2000, to approximately $2.65 million for the three months ended December 31, 2001. This increase was due primarily to occupancy and information systems costs offset by reduced travel and consulting costs. Corporate operating expenses, as a percentage of total revenues, decreased from approximately 5.0% for the three months ended December 31, 2000, to approximately 4.9% for the three months ended December 31, 2001.

        ACQUISITION RELATED COMPENSATION CHARGE:    For the three months ended December 31, 2001, InSight recorded a charge of approximately $15.6 million related to the exercise of InSight common stock options and warrants as a result of the Acquisition.

        INTEREST EXPENSE, NET:    Interest expense, net increased approximately 47.5% from approximately $5.9 million for the three months ended December 31, 2000, to approximately $8.7 million for the three months ended December 31, 2001. This increase was due primarily to additional debt related to the Acquisition and related financing activities.

        PROVISION FOR INCOME TAXES:    Provision for income taxes decreased from approximately $0.3 million for the three months ended December 31, 2000, to a benefit of approximately $4.5 million for the three months ended December 31, 2001. The decrease in provision is due to the Company recording a benefit of approximately $2.1 million to recognize anticipated utilization of certain net operating loss carrybacks.

        EBITDA:    Earnings before interest, taxes, depreciation, amortization and the acquisition related compensation charge (EBITDA) decreased approximately 0.5% from approximately $19.8 million for the three months ended December 31, 2000, to approximately $19.7 million for the three months ended December 31, 2001. This decrease was primarily due to the reduction in contract services revenues in the Eastern Region and higher costs of operations. EBITDA for the Western Division increased approximately 20.3% from approximately $6.4 million for the three months ended December 31, 2000 to approximately $7.7 million for the three months ended December 31, 2001. EBITDA for the Eastern Division decreased approximately 6.9% from approximately $16.0 million for the three months ended December 31, 2000 to approximately $14.9 million for the three months ended December 31, 2001. The reduction in EBITDA in the Eastern Division is due primarily to the reduction in contract services revenues and to the start-up costs relating to certain Mobile PET facilities.

NEW PRONOUNCEMENTS

        In June 2001, the FASB issued two new pronouncements: SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 applies to all business combinations with a closing date after June 30, 2001. SFAS No. 141 eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. InSight adopted SFAS 141, effective July 1, 2001.

        In accordance with SFAS 141 the Company engaged a valuation specialist to assist the Company in identifying acquired intangible assets, their respective fair values and amortization periods related to the Acquisition. The Company has made a tentative allocation of values to these identifiable intangible assets based on preliminary estimates. The final allocation of goodwill and other intangible assets may differ significantly from current estimates.

        SFAS 142 eliminates the amortization of goodwill, permits indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. InSight adopted SFAS 142 effective July 1, 2001, which required InSight to cease amortization of its remaining net goodwill balance and to perform a transitional goodwill impairment test of July 1, 2001, and thereafter an impairment test at least annually. Impairment results when the fair value of InSight's reporting segments, including goodwill, is less than its carrying value. SFAS 142 permits six months from the adoption date to complete a review of goodwill for impairment and record necessary adjustments prior to the end of fiscal 2002. InSight concluded that the book value of goodwill was not impaired as of July 1, 2001.

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

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, "and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects and Transactions, "for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 (with earlier application being encouraged) and generally are to be applied prospectively. The Company does not expect the adoption of SFAS 144 to have a material impact on the Company's financial condition and results of operations.

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

        In fiscal 1998, in the normal course of business, InSight entered into an interest rate swap with a notional amount of $40.0 million, for the purpose of fixing the interest rate of a corresponding amount of $40.0 million of floating rate debt. This swap had a three year term and was extendable for an additional three years at the option of the bank. Under SFAS 133, extendable swaps do not meet the criteria for hedge accounting and changes in fair value are recognized currently in earnings. During the year ended June 30, 2001, InSight recorded additional interest expense of approximately $0.7 million due to changes in the fair value of the swap. In March 2001, the swap was extended for an additional three years by the bank and the Company expects the swap to qualify for hedge accounting through its maturity.

        At December 31, 2001, the Company had outstanding long-term debt of approximately $149.6 million, which has floating rate terms. The Company had outstanding an interest rate swap, converting $35.8 million of its floating rate debt to fixed rate debt. Under the terms of the interest rate swap agreement, the Company is exposed to credit loss in the event of nonperformance by the swap counterparty; however, the Company does not anticipate nonperformance by the counterparty.

PART II—OTHER INFORMATION

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSIGHT HEALTH SERVICES HOLDINGS CORP.
By:	/s/ STEVEN T. PLOCHOCKI Steven T. Plochocki President and Chief Executive Officer
By:	/s/ THOMAS V. CROAL Thomas V. Croal Executive Vice President and Chief Financial Officer
February 14, 2002

QuickLinks

INDEX
  ITEM 1. FINANCIAL STATEMENTS
INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Amounts in Thousands, Except Share Data)
INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Amounts in Thousands)
INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Amounts in Thousands)
INSIGHT HEALTH SERVICES HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (Amounts in Thousands, Except Share Data)
INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts in Thousands)
INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited) DECEMBER 31, 2001 (Amounts in Thousands) (Company)
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited) JUNE 30, 2001 (Amounts in Thousands) (Predecessor)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited) FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 2001 (Amounts in Thousands) (Company)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited) FOR THE PERIOD FROM JULY 1, 2001 THROUGH OCTOBER 17, 2001 (Amounts in Thousands) (Predecessor)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited) FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 (Amounts in Thousands) (Predecessor)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited) FOR THE PERIOD FROM OCTOBER 1, 2001 THROUGH OCTOBER 17, 2001 (Amounts in Thousands) (Predecessor)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited) FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 (Amounts in Thousands) (Predecessor)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited) FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 (Amounts in Thousands) (Company)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited) FOR THE PERIOD FROM JULY 1, 2001 THROUGH OCTOBER 17, 2001 (Amounts in Thousands) (Predecessor)
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited) FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 (Amounts in Thousands) (Predecessor)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
SIGNATURES